Form 10-Q
period 1996-12-28
FACTORY CARD OUTLET CORP
filed 1997-02-11
CIK 1024441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 1996

     Commission file number 21859.

                           FACTORY CARD OUTLET CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   36-3652087
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                     identification no.)

                               745 Birginal Drive
                          Bensenville, Illinois 60106
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (630) 238-0010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

The number of shares of common stock outstanding at December 28, 1996 was 6,814,069.

                           Factory Card Outlet Corp.

                                    Form 10-Q

                    For the Quarter Ended December 28, 1996

Index

Part I.  Financial Information                                  Page No.

Item 1.  Financial Statements (unaudited):

        Consolidated Balance Sheets as of
        December 28, 1996 and June 29, 1996.                         3

        Consolidated Statements of Income for the
        three fiscal months and six fiscal months ended
        December 28, 1996 and December 30, 1995.                     4

        Consolidated Statements of Cash Flows
        for the six fiscal months ended December 28, 1996
        and December 30, 1995.                                       5

        Notes to Financial Statements                              6-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations             9-12

Part II.       Other Information                                    13

Signatures                                                          14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          December 28,     June 29,
                                                              1996           1996
                                                          -----------    ------------

                                  ASSETS

Current assets:
   Cash                                                   $    987,841   $    202,344
   Accounts receivable                                         150,968        248,888
   Due from related parties                                       --          187,711
   Inventories                                              51,586,118     41,803,820
   Prepaid expenses                                            976,258        603,647
   Deferred income taxes                                       960,717        302,490
                                                          ------------   ------------
       Total current assets                                 54,661,902     43,348,900
Fixed assets, net                                           19,427,938     14,923,891
Deferred financing costs                                          --          244,405
Deferred income taxes                                          312,052        312,052
Other assets                                                   443,861        250,594
                                                          ------------   ------------
       Total assets                                       $ 74,845,753   $ 59,079,842
                                                          ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations            $    655,719   $    676,012
   Accounts payable                                         13,699,665     12,125,070
   Due to related parties                                    3,598,703      3,679,887
   Income taxes payable                                           --          282,771
   Accrued expenses                                          4,995,486      2,980,656
                                                          ------------   ------------
       Total current liabilities                            22,949,573     19,744,396
Revolving credit note payable                                     --       13,127,155
Secured subordinated debentures,
  net of discount                                                 --        4,720,865
Long-term debt                                                  36,644        664,223
Capital lease obligations                                    1,511,859        137,561
Deferred rent liabilities                                    3,856,777      3,561,851
                                                          ------------   ------------
       Total liabilities                                    28,354,853     41,956,051
                                                          ------------   ------------

Stockholders' equity:
   Preferred stock - Series A, B and C
     convertible, $.01 par value. Authorized:
     Series A - 20,000 shares, Series B - 34,750
     shares and Series C - 30,000 shares at June
     29, 1996.  Issued and outstanding:
     Series A - 20,000 shares and Series B - 32,416
     shares at June 29, 1996.  Authorized: 10,000,000
     shares at December 28, 1996. No preferred stock
     issued or outstanding at December 28, 1996                   --       14,456,506
   Common stock no par value at June 29, 1996 and
     $.01 par value at December 28, 1996
     Voting Class - authorized 1,600,000 shares at
     June 29, 1996 and 50,000,000 shares at December
     28, 1996; 933,720 shares issued and outstanding at
     June 29, 1996 and 6,814,069 at December 28,
     1996, non-voting class - authorized 205,000 shares,
     no shares issued or outstanding                            68,148           --

   Additional paid-in capital                               47,811,496      3,050,211
   Accumulated deficit                                      (1,195,947)      (382,926)
   Less: cost of common stock held in treasury,
     21,529 shares at December 28, 1996                       (192,797)          --
                                                          ------------   ------------
       Total stockholders' equity                           46,490,900     17,123,791
                                                          ------------   ------------
       Total liabilities and stockholders' equity         $ 74,845,753   $ 59,079,842
                                                          ============   ============

See accompanying notes to financial statements.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Fiscal Months Ended   Six Fiscal Months Ended
                                                    -------------------------   -------------------------
                                                  December 28,   December 30,  December 28,  December 30,
                                                       1996          1995          1996          1995
                                                  ------------   -----------  ------------   ------------
Net sales                                         $ 37,692,845   $25,108,881  $ 62,724,693   $ 41,925,543
Cost of sales and occupancy                         23,249,846    15,598,902    40,246,221     26,622,697
                                                  ------------   -----------  ------------   ------------
   Gross profit                                     14,442,999     9,509,979    22,478,472     15,302,846

Selling, general and administrative expenses        12,505,973     8,773,633    22,170,814     16,374,125
                                                  ------------   -----------  ------------   ------------
   Income (loss) from operations                     1,937,026       736,346       307,658     (1,071,279)

Interest expense                                       571,682       300,151     1,168,980        490,524
                                                  ------------   -----------  ------------   ------------
   Income (loss) before taxes and
     extraordinary item                              1,365,344       436,195      (861,322)    (1,561,803)

Income tax (benefit)                                   574,013       179,708      (361,187)      (580,126)
                                                  ------------   -----------  ------------   ------------
   Income (loss) before extraordinary item             791,331       256,487      (500,135)      (981,677)

Extraordinary item-loss on early retirement
  of debt, net of income tax benefit of $226,572      (312,886)         --        (312,886)          --
                                                  ------------   -----------  ------------   ------------
   Net income (loss)                              $    478,445   $   256,487  $   (813,021)  $   (981,677)
                                                  ============   ===========  ============   ============

Net income (loss)  per common and common
  equivalent share:
   Before extraordinary item                      $       0.15   $      0.05  $      (0.10)  $      (0.19)

   Extraordinary item                                    (0.06)         --           (0.06)          --
                                                  ------------   -----------  ------------   ------------
   Net income (loss) per common and common
     equivalent share                             $       0.09   $      0.05  $      (0.16)  $      (0.19)
                                                  ============   ===========  ============   ============

   Weighted average common and common equivalent
     shares outstanding                              5,346,634     5,049,869     5,198,252      5,049,869
                                                  ============   ===========  ============   ============

See accompanying notes to financial statements.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Fiscal Months Ended
                                                        ---------------------------
                                                         December 28,  December 30,
                                                             1996          1995
                                                        ------------   ------------
Cash flows from operating activities:
   Net loss                                             $   (813,021)  $   (981,677)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization of fixed assets        1,574,634      1,163,033
      Amortization of deferred financing costs
        and debt discount                                    877,077           --
      Amortization of organization costs                        --            3,322
      Deferred income taxes                                 (592,764)      (580,126)
      Loss on the disposal of equipment and vehicles           1,382           --
      Stock option compensation                              179,106           --
      Change in assets and liabilities:
        Decrease (increase) in assets:
         Accounts receivable                                 285,631       (149,075)
         Inventories                                      (9,782,298)    (9,051,873)
         Prepaid expenses                                   (372,611)      (548,765)
         Other assets                                          1,441        (84,864)
        Increase (decrease) in liabilities:
         Accounts payable                                  2,594,511      5,797,493
         Accrued expenses                                  2,014,830      1,834,177
         Deferred rent liabilities                           294,926        204,384
         Income taxes                                       (348,233)      (118,009)
                                                        ------------   ------------
Net cash used in operating activities                     (4,085,389)    (2,511,980)
                                                        ------------   ------------
Net cash used in investing activities -
  purchase of fixed assets                                (4,075,723)    (3,585,234)
                                                        ------------   ------------
Cash flows from financing activities:
   Borrowings under revolving credit note                 26,756,737     12,000,000
   Repayment of borrowings under revolving credit note   (39,883,892)    (9,977,500)
   Payments of long-term debt                             (1,472,985)      (255,046)
   Proceeds from issuance of subordinated debentures       2,910,836      3,902,500
   Proceeds from term loan                                      --          400,000
   Proceeds from issuance of Series C convertible
     preferred stock                                       8,671,337           --
   Proceeds from issuance of common stock                 20,098,326           --
   Retirement of subordinated debentures                  (8,000,000)          --
   Purchase of treasury stock                               (180,000)          --
   Proceeds from exercise of employee stock options           46,250           --
                                                        ------------   ------------

Net cash provided by financing activities                  8,946,609      6,069,954
                                                        ------------   ------------

Net increase (decrease) in cash                              785,497        (27,260)
Cash at beginning of the period                              202,344        515,212
                                                        ------------   ------------
Cash at end of the period                               $    987,841   $    487,952
                                                        ============   ============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of Factory Card Outlet Corp. (the Company) and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (FCO). FCO is a chain of company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap, and other special occasion merchandise at everyday value prices in 14 states, primarily in the Midwest and mid-Atlantic regions of the United States. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year 1996. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature, except for the extraordinary item related to the early extinquishment of debt (refer to Note
(4) Debt-Secured Subordinated Debt) and the accrual of approximately $14,800 and $179,100 in the three and six month periods ended December 28, 1996, respectively, representing compensation expense, some of which is nonrecurring, relating to certain individuals, including certain directors and employees of the Company.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended December 28, 1996 and December 30, 1995 include provisions for shrinkage, capitalized overhead costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Earnings Per Share

Earnings per share were computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common shares issuable upon the conversion of the preferred stock and the exercise of warrants and common stock options. Stock options issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, even if antidilutive using the treasury stock method.

(4) Debt

Secured Subordinated Debt

On July 2, 1996, the Company issued $3,000,000 of secured subordinated debentures bearing annual interest at 12.5%. For the first six months of the agreement, interest was payable at a rate of 7.5% with the remaining 5% interest accruing until February 1, 1997 when all unpaid interest is due and payable. At the time of issuance, the lender received a warrant for the right to purchase 76,223 shares of non-voting common stock excercisable until July 1, 2001, at $0.0025 per share.

This secured subordinated debt issued in July 1996, along with all subordinated debt outstanding at June 29, 1996, was retired in December 1996. As a result, the Company recognized an extraordinary loss of $312,886, net of the income tax benefit of $226,572, associated with the early retirement of this subordinated debt.

Revolving Credit Facility

In September 1996, the Company entered into a new revolving credit agreement with its bank which permits the Company to borrow up to a maximum $25,000,000. Advances under the new agreement, which expires October 1, 1998, are limited based on inventory levels as defined in the agreement. Interest is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 2.75% over the London Interbank Offered Rate. A fee of 0.25% per year is assessed on the unused portion of the line, except that, if the unused portion exceeds $20,000,000, the fee increases to 0.40%. Borrowings under the revolving credit term note are secured by all business assets of the Company. This agreement contains restrictive covenants, the more significant of which require the maintenance of minimum ratios of total liabilities to net worth and minimum levels of tangible net worth and net working capital.

Lease Commitments

The Company entered into two capital lease agreements for computer equipment and related software in October 1996. The cost of the equipment under these leases totaled $2,113,000. Payments under these leases will be made over the next four years.

In October 1996, the Company completed the negotiation of a ten-year lease for a new distribution and administrative center commencing in the first quarter of calendar 1998. Future minimum lease payments under this lease will total $19,727,400.

(5) Stockholders' Equity

Equity Offering

In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. Net proceeds to the Company, after deducting associated expenses, were $20,098,300. The proceeds were used to retire the secured subordinated debt, a term loan and the outstanding borrowings under the revolving credit facility totaling approximately $19,146,000. In January 1997, an additional 394,050 shares of common stock were sold pursuant to an underwriters' over-allotment option, providing additional net proceeds to the Company of approximately $3,300,000.

Convertible Preferred Stock

In August 1996, 25,639 shares of Series C Convertible Preferred Stock , $0.01 par value, were issued in the amount of $9,730,000. The redemption and other provisions of this series of preferred stock were identical to that of Series A and B Convertible Preferred Stock.

On December 12, 1996, each share of Convertible Preferred Stock was converted into 10 shares of common stock and each share of non-voting common stock was converted into one share of common stock. Immediately thereafter, each share of existing common stock was converted into 4.016 shares of common stock. Upon this conversion, all rights and designations of the Convertible Preferred Stock and non-voting common stock were canceled. In addition, the common stock was redesignated from no par value to $.01 par value per share.

Stock Options

In July 1996, the Company granted options to purchase 351,400 shares of common stock to certain individuals, including employees and directors, at an option price of $2.49 per share. Options to purchase 190,760 shares which were granted to employees vest over four years, and 160,640 options were fully vested in September 1996. Based on the estimated fair value of the Company's common stock at the time of grant of these options of $3.30 per share, the Company recognized compensation expense in the three and six month periods ended December 28, 1996 of $14,800 and $179,100, respectively. Of the amount recognized during the six months ended December 28, 1996, $146,000 related to options which were fully vested in September 1996. The estimated fair value of the Company's common stock used in accounting for these options was based on information from various sources which included a valuation prepared by Avalon Group Ltd. (Avalon). The chairman and president of Avalon each own 100 shares of the Company's Series B preferred stock (or 0.3% of issued and outstanding Series B preferred stock) and each have options to purchase 4,016 shares of the Company's common stock (or 0.8% of weighted average common shares).

(6) Supplemental Cash Flow Information

                                        Three Fiscal Months Ended         Six Fiscal Months Ended
                                      ------------------------------    ----------------------------
                                         December 28,   December 30,     December 28,   December 30,
                                              1996          1995             1996           1995
                                      ---------------- -------------    -------------- -------------
Cash paid during the period ended for:
       Interest                             $ 764,263     $ 309,189       $ 1,161,540     $ 443,736
       Income taxes                               271         1,006           372,021       113,606

        Supplemental disclosure of non-cash financing activities:

        Capital lease obligations incurred and notes payable on vehicle purchases were $1,917,901 and $2,004,309 in the three and six month periods ended December 28, 1996. There were no obligations incurred or notes payable in the six month period ended December 30, 1995.

        In August, 1996, the Company exchanged Series C Preferred Stock for consideration of trade accounts payable of $1,101,100.

        Additional paid-in capital of $264,012 was recognized for the common stock warrants issued in July, 1996.

        On December 12, 1996, all outstanding shares of Convertible Preferred Stock were converted into 3,134,674 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demands; ability to maintain relationships with suppliers; successful implementation of information systems; consolidation and relocation of distribution facilities; inventory shrinkage; ability to meet future capital needs; and government regulation. Additional detailed information concerning a number of factors that could cause actual results to differ materially from the information contained herein is readily available in the Company's Registration Statement on Form S-1 (Registration No. 333-13827) dated December 12, 1996, as filed with the Securities and Exchange Commission, starting with the section on RISK FACTORS.

        Due to the importance of the spring and fall selling seasons, the second and fourth fiscal quarters have historically contributed, and the Company expects they will continue to contribute, disproportionately to the Company's profitability for the entire fiscal year. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of a period shorter than a full year may not be indicative of results expected for the entire year.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                             Three Fiscal Months         Six Fiscal Months
                                                    Ended                      Ended
                                            -----------------------    ----------------------
                                             Dec. 28,     Dec. 30,     Dec. 28,    Dec. 30,
                                               1996         1995         1996        1995
                                            -----------   ---------    ---------   ----------
Net sales                                        100.0%      100.0%       100.0%       100.0%
Cost of sales and occupancy                       61.7        62.1         64.2         63.5
                                             ---------   ---------    ---------    ---------
   Gross profit                                   38.3        37.9         35.8         36.5
Selling, general and administrative expenses      33.2        35.0         35.3         39.1
                                             ---------   ---------    ---------    ---------
   Income (loss) from operations                   5.1         2.9          0.5         (2.6)
Interest expense                                   1.5         1.2          1.9          1.1
                                            -----------   ---------    ---------   ----------
   Income (loss) before taxes and
     extraordinary item                            3.6         1.7         (1.4)        (3.7)
Income tax (benefit)                               1.5         0.7         (0.6)        (1.4)
                                            -----------   ---------    ---------   ----------
   Income (loss) before extraordinary item         2.1         1.0         (0.8)        (2.3)

Extraordinary item-loss on early
  retirement of debt, net of
  income tax benefit of $226,572                  (0.8)          -         (0.5)           -
                                            -----------   ---------    ---------   ----------
   Net income (loss)                               1.3%        1.0%        (1.3)%       (2.3)%
                                            ===========   =========    =========   ==========
Number of stores open at end of period             123         100          123          100

THREE FISCAL MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

        NET SALES. Net sales increased $12.6 million, or 50.2%, to $37.7 million for the three month period ended December 28, 1996 from $25.1 million for the three month period ended December 30, 1995. The increase resulted from (i) net sales of $2.9 million from new stores opened during the three month period (ii) net sales of $5.4 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $4.3 million, or 18.5%. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation on its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. The strong sales performance reflected a higher in-stock position on basic merchandise and an expanded selection of party merchandise, particularly during the Halloween season.

        GROSS PROFIT. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $4.9 million, or 51.6%, to $14.4 million for the three month period ended December 28, 1996 from $9.5 million for the three month period ended December 30, 1995. As a percentage of net sales, gross profit was 38.3% for the three month period ended December 30, 1996 compared to 37.9% for the same period in the prior year. Gross profit as a percentage of net sales increased as a result of leveraging of occupancy, distribution and freight costs offsetting a higher shrinkage reserve and lower capitalized inventory overhead costs. The higher 1997 shrinkage reserve approximates the average shrinkage results experienced by the Company over the last three years.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3.7 million, or 42.0%, to $12.5 million for the three month period ended December 28, 1996 from $8.8 million for the three month period ended December 30, 1995. Approximately $2.7 million of this increase resulted from the operation of 27 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted from higher salaries and benefits for additional corporate management and administrative personnel. Also contributing to this variance was the reversal of the estimated management bonus expense totalling $150,000 during the quarter ended December 30, 1995. As a percentage of sales, net selling, general and administrative expenses decreased to 33.2% in the three month period ending December 28, 1996 from 35.0% in the three month period ended December 30, 1995 primarily due to the leveraging of store and other general and administrative expenses against the increase in comparable store sales.

        INTEREST EXPENSE. Interest expense was $572,000 in the three months ended December 28, 1996 compared to $300,000 in the three months ended December 30, 1995. This increase resulted from increased borrowings related to the opening of new superstores.

        INCOME TAX. The income tax expense recognized for the three month period ended December 28, 1996 was approximately $394,000 higher than the expense recognized during the three month period ended December 30, 1995 due to a higher net income before extraordinary item for the period.

        EXTRAORDINARY ITEM. During December 1996, substantially all debt, including subordinated debt, was retired with the proceeds from the Company's initial public offering. Unamortized financing costs and the remaining debt discount associated with the retired subordinated debt were expensed creating an extraordinary item of $313,000, net of tax.

SIX FISCAL MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

        NET SALES. Net sales increased $20.8 million, or 49.6%, to $62.7 million for the six month period ended December 28, 1996 from $41.9 million for the six month period ended December 30, 1995. The increase resulted from (i) net sales of $5.0 million from new stores opened during the six month period (ii) net sales of $9.3 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $6.5 million, or 16.7%.

        GROSS PROFIT. Gross profit increased $7.2 million, or 47.1%, to $22.5 million for the six month period ended December 28, 1996 from $15.3 million for the six month period ended December 30, 1995. As a percentage of net sales, gross profit was 35.8% for the six month period ended December 28, 1996 compared to 36.5% for the six month period ended December 30, 1995. Gross profit as a percentage of net sales decreased as a result of a higher shrinkage reserve and lower capitalized inventory overhead costs offset by leveraging of occupancy costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.8 million, or 35.4%, to $22.2 million for the six month period ended December 28, 1996 from $16.4 million for the six month period ended December 30, 1995. Approximately $4.1 million of this increase resulted from the operation of 27 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted from higher salaries and benefits for additional corporate management and administrative personnel, including approximately $146,000 from nonrecurring compensation expense. As a percentage of sales, net selling, general and administrative expenses decreased to 35.3% in the six month period ending December 28, 1996 from 39.1% in the six month period ended December 30, 1995 primarily due to the leveraging of store and general and administrative expenses against the increase in comparable store sales and lower preopening expense.

        INTEREST EXPENSE. Interest expense was $1.2 million in the six months ended December 28, 1996 compared to $491,000 in the six months ended December 30, 1995. This increase resulted from increased borrowings related to the opening of new superstores.

        INCOME TAX BENEFIT. The income tax benefit recognized for the six month period ended December 28, 1996 was $219,000 lower than the benefit recognized during the six month period ended December 30, 1995 due to a lower net loss before extraordinary item for the period and a higher effective tax rate estimated at 42% for the 1997 fiscal year.

        EXTRAORDINARY ITEM. During December 1996, substantially all debt, including subordinated debt, was retired with the proceeds from the Company's initial public offering. Unamortized financing costs and the remaining debt discount associated with the retired subordinated debt were expensed creating an extraordinary item of $313,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash needs are primarily for working capital to support its opening of new superstores and its inventory requirements. Net cash used in operations for the six months ended December 28, 1996 and December 30, 1995 was $4.1 million and $2.5 million, respectively. In these two periods, $9.8 million and $9.1 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

        Net cash used in investing activities during the six months ended December 28, 1996 and December 30, 1995 was $4.1 million and $3.6 million, respectively. These investments were primarily a result of opening new superstores and investing in information systems. During the six months ended December 28, 1996 and December 30, 1995, the Company spent $2.9 million and $2.8 million, respectively, for capital expenditures for new superstores.

        Net cash provided by financing activities during the six months ended December 28, 1996 and December 30, 1995 was $8.9 million and $6.1 million, respectively. In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. The net proceeds of the offering, which were $20.1 million after deducting associated expenses, were used to retire all outstanding subordinated debentures, a term loan and the outstanding borrowings under the revolving credit facility. Subsequent to December 28, 1996, an additional 394,050 shares of common stock were sold as a result of the exercise by the underwriters of an over-allotment option.

        Prior to the initial public offering of common stock, the Company had outstanding $8 million of subordinated debentures, $3.0 million of which was issued in July 1996. The subordinated debentures bore interest at a rate of 12% per annum, $7.0 million of which had interest that was currently payable at a rate of 7.5%, with the remaining 5.0% interest accruing until February 1, 1997 and May 1, 1997, on $3.0 million and $4.0 million, respectively. All accrued interest was paid at the time the subordinated debentures were retired in December 1996. In connection with the subordinated debentures, the Company issued warrants to the lenders representing the right to acquire 195,594 shares of common stock at an exercise price of $.0025 per share. At the time of the public offering, one of the lenders exercised its right and purchased 119,371 shares of common stock.

        The Company issued Series C Convertible Preferred Stock in August, 1996 raising $9.7 million. The Series C Preferred Stock, along with all outstanding preferred stock, were converted into shares of common stock upon the initial public offering of common stock in December 1996.

        In October 1996, the Company entered into two capital lease agreements for point-of-sale computer equipment and related software having a total cost of $2.1 million. These leases have terms of four and five years.

          The Company has available for borrowing an amount equal to the lesser of $25 million or 50% of merchandise inventories under a revolving credit facility with a bank. The revolving credit facility bears interest on the average daily outstanding balance at the bank's prime rate or, at the Company's option, at 2.75% over the London Interbank Offered Rate. The Company is also required to pay a commitment fee on the unused portion of the facility. The Company believes that the cash generated from operations and the available borrowings under the revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION

Item 1. Not applicable.

Item 2. Changes in Securities.

        Information with respect to changes in securities is set forth in the Company's Registration Statement on the Form S-1 (Registration No. 333-13827) dated December 12, 1996, together with the Exhibits thereto, which is hereby incorporated by reference herein.

Item 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Information with respect to submission of matters to a vote of security holders is set forth in the Company's Registration Statement on Form S-1 (Registration No. 333-13827) dated December 12, 1996, together with the Exhibits thereto, which is hereby incorporated by reference herein.

Item 5. Not applicable.

Item 6. Exhibits and reports of Form 8-K

        (a)   Exhibits.

                 27. Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter ended December 28, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FACTORY CARD OUTLET CORP.


Dated:  February 11, 1997           By: ________________________________________
                                        Charles R. Cumello,
                                        President


Dated:  February 11, 1997           By: ________________________________________
                                        Glen J. Franchi,
                                        Executive Vice President and Treasurer
                                         (principal financial officer)