Form 10-Q
period 1997-03-29
FACTORY CARD OUTLET CORP
filed 1997-05-09
CIK 1024441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                          Commission file number 21859.

                            FACTORY CARD OUTLET CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                36-3652087
    ----------------------------------         -------------------------
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

The number of shares of common stock outstanding at May 6, 1997 was 7,230,207.

Factory Card Outlet Corp.

Form 10-Q

For the Quarter Ended March 29, 1997
Index

Part I.  Financial Information                                    Page No.

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets as of
         March 29, 1997 and June 29, 1996.                             3

         Consolidated Statements of Income for the
         three fiscal months and nine fiscal months ended
         March 29, 1997 and March 30, 1996.                            4

         Consolidated Statements of Cash Flows
         for the nine fiscal months ended March 29, 1997
         and March 30, 1996.                                           5

         Notes to Financial Statements                                 6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9-12

Part II. Other Information                                             13

Signatures                                                             14

          PART I - FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS
                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                      March 29,        June 29,
                                                ASSETS                                                   1997            1996
                                                                                                     -------------   --------------
Current assets:
    Cash                                                                                           $      237,831     $    202,344
    Accounts receivable                                                                                   173,628          248,888
    Due from related parties                                                                              -                187,711
    Inventories                                                                                        53,645,286       41,803,820
    Prepaid expenses                                                                                    1,299,229          603,647
    Deferred income taxes                                                                                 787,341          302,490
                                                                                                     ------------------------------
        Total current assets                                                                           56,143,315       43,348,900
Fixed assets, net                                                                                      24,882,633       14,923,891
Deferred financing costs                                                                                  -                244,405
Deferred income taxes                                                                                     312,052          312,052
Other assets                                                                                              461,088          250,594
                                                                                                   --------------------------------
        Total assets                                                                               $   81,799,088     $ 59,079,842
                                                                                                   ================================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term obligations                                                    $    1,721,680     $    676,012
    Accounts payable                                                                                   13,917,301       12,125,070
    Due to related parties                                                                              2,000,579        3,679,887
    Income taxes payable                                                                                  -                282,771
    Accrued expenses                                                                                    4,219,217        2,980,656
                                                                                                   --------------------------------
        Total current liabilities                                                                      21,858,777       19,744,396
Revolving credit note payable                                                                           3,060,000       13,127,155
Subordinated debentures, net of discount                                                                  -              4,720,865
Long-term debt                                                                                             27,821          664,223
Capital lease obligations                                                                               3,010,633          137,561
Deferred rent liabilities                                                                               4,214,994        3,561,851
                                                                                                   --------------------------------
        Total liabilities                                                                              32,172,225       41,956,051
                                                                                                   --------------------------------
Stockholders' equity:
    Preferred stock - Series A, B and C convertible, $.01 par value. Authorized:
      Series A - 20,000 shares, Series B - 34,750 shares and Series C - 30,000 shares at June 29, 1996.  Issued and outstanding:  Series A - 20,000 shares and Series B -
      32,416 shares at June 29, 1996.  Authorized:  10,000,000 shares at March 29, 1997.
      No preferred stock issued or outstanding at March 29, 1997.                                         -             14,456,506
    Common stock no par value at June 29, 1996 and $.01 par value at March 29, 1997.
      Voting Class - authorized 50,000,000 shares; 933,720 shares issued and outstanding at June 29, 1996 and 7,228,199 at March 29, 1997, non-voting
       class- authorized 205,000 shares, no shares issued or outstanding                                   72,282          -
    Additional paid-in capital                                                                         50,700,957        3,050,211
    Accumulated deficit                                                                                 (953,579)        (382,926)
    Less: cost of common stock held in treasury, 21,529 shares at March 29, 1997                        (192,797)          -
                                                                                                   --------------------------------
        Total stockholders' equity                                                                     49,626,863       17,123,791
                                                                                                   --------------------------------
        Total liabilities and stockholders' equity                                                 $   81,799,088     $ 59,079,842
                                                                                                   ================================

See accompanying notes to financial statements.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three Fiscal Months Ended         Nine Fiscal Months Ended
                                                                    -------------------------------   ------------------------------
                                                                     March 29,        March 30,         March 29,       March 30,
                                                                        1997             1996             1997             1996
                                                                    -------------   ---------------   --------------   -------------
Net sales                                                         $   30,932,114  $     21,706,608  $    93,656,807  $   63,632,151
Cost of sales and occupancy                                           19,452,183        13,989,021       59,698,404      40,611,718
                                                                    -------------   ---------------   --------------   -------------
   Gross profit                                                       11,479,931         7,717,587       33,958,403      23,020,433
Selling, general and administrative expenses                          10,957,448         7,971,849       33,128,262      24,345,974
                                                                    -------------   ---------------   --------------   -------------
   Income (loss) from operations                                         522,483         (254,262)          830,141     (1,325,541)
Interest expense                                                         104,607           479,627        1,273,587         970,151
                                                                    -------------   ---------------   --------------   -------------
   Income (loss) before taxes and extraordinary item                     417,876         (733,889)        (443,446)     (2,295,692)
Income tax (benefit)                                                     175,508         (271,944)        (185,679)       (852,070)
                                                                    -------------   ---------------   --------------   -------------
   Income (loss) before extraordinary item                               242,368         (461,945)        (257,767)     (1,443,622)
Extraordinary item-loss on early retirement of debt,
        net of income tax benefit of $226,572                              -                 -            (312,886)           -
                                                                    -------------   ---------------   --------------   -------------
   Net income (loss)                                              $      242,368  $      (461,945)  $     (570,653)  $  (1,443,622)
                                                                    =============   ===============   ==============   =============
Net income (loss) per common and common equivalent share:
   Before extraordinary item                                      $         0.03  $         (0.09)  $        (0.04)  $       (0.29)
   Extraordinary item                                                      -                 -               (0.05)           -
                                                                    -------------   ---------------   --------------   -------------
   Net income (loss) per common and common equivalent share       $         0.03  $         (0.09)  $        (0.09)  $       (0.29)
                                                                    =============   ===============   ==============   =============
   Weighted average common and common equivalent shares
        outstanding                                                    7,914,794         5,049,869        6,103,766       5,049,869
                                                                    =============   ===============   ==============   =============

See accompanying notes to financial statements.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Fiscal Months Ended
                                                                                                 March 29,          March 30,
                                                                                                    1997              1996
                                                                                               ---------------   --------------
Cash flows from operating activities:
   Net loss                                                                                  $      (570,653)  $    (1,443,622)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization of fixed assets                                                2,515,402        1,842,365
       Amortization of deferred financing costs and debt discount                                     877,077           61,280
       Amortization of organization costs                                                             -                  6,644
       Deferred income taxes                                                                         (419,388)        (852,070)
       Loss on the disposal of equipment and vehicles                                                  19,958          -
       Stock option compensation                                                                      213,855          -
       Change in assets and liabilities:
       Decrease (increase) in assets:
            Accounts receivable                                                                       262,971         (231,228)
            Inventories                                                                           (11,841,466)     (14,050,360)
            Prepaid expenses                                                                         (695,582)        (683,977)
            Other assets                                                                              (15,752)         (56,483)
          Increase (decrease) in liabilities:
            Accounts payable                                                                        1,214,023        4,552,043
            Accrued expenses                                                                        1,238,561        1,397,671
            Deferred rent liabilities                                                                 653,143          555,906
            Income taxes                                                                             (348,233)        (118,009)
                                                                                               ---------------   --------------
Net cash used in operating activities                                                              (6,880,084)      (9,019,840)
                                                                                               ---------------   --------------
Net cash used in investing activities - purchase of fixed assets                                   (7,751,774)      (5,465,226)
                                                                                               ---------------   --------------
Cash flows from financing activities:
   Borrowings under revolving credit note                                                          38,176,737       25,805,000
   Repayment of borrowings under revolving credit note                                            (48,243,892)     (15,745,000)
   Payments of long-term debt                                                                      (1,655,094)        (355,109)
   Proceeds from issuance of subordinated debentures                                                2,910,836        3,902,500
   Proceeds from term loan                                                                           -                 400,000
   Proceeds from issuance of Series C convertible preferred stock                                   8,638,337          -
   Proceeds from issuance of common stock                                                          22,940,171          -
   Retirement of subordinated debentures                                                           (8,000,000)         -
   Purchase of treasury stock                                                                        (180,000)         -
   Proceeds from exercise of employee stock options                                                    96,250          -
                                                                                               ---------------   --------------
Net cash provided by financing activities                                                          14,683,345       14,007,391
                                                                                               ---------------   --------------
Net increase (decrease) in cash                                                                        35,487         (477,675)
Cash at beginning of the period                                                                       202,344          515,212
                                                                                               ---------------   --------------
Cash at end of the period                                                                    $        237,831  $        37,537
                                                                                               ===============   ==============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of Factory Card Outlet Corp. (the Company) and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (FCO). FCO is a chain of company-owned superstores offering an extensive selection of party supplies, greeting card, gift wrap, and other special occasion merchandise at everyday value prices in 18 states, primarily in the Midwest and mid-Atlantic regions of the United States. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year 1996. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature, except for the extraordinary item related to the early extinquishment of debt (refer to Note
(4) Debt - Secured Subordinated Debt).

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended March 29, 1997 and March 30, 1996 include provisions for shrinkage, capitalized overhead costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

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

(4) Debt

Secured Subordinated Debt

On July 2, 1996, the Company issued $3,000,000 of secured subordinated debentures bearing annual interest at 12.5%. For the first nine months of the agreement, interest was payable at a rate of 7.5% with the remaining 5% interest accruing until February 1, 1997 when all unpaid interest is due and payable. At the time of issuance, the lender received a warrant for the right to purchase 76,223 shares of non-voting common stock excercisable until July 1, 2001, at $0.0025 per share.

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

Lease Commitments

The Company entered into two capital lease agreements for computer equipment and related software in October 1996. During February 1997, financing for additional computer equipment was incorporated into one of the lease agreements. The cost of the equipment under these leases totaled $4,851,000. Payments under these leases will be made over the next four years.

In October 1996, the Company completed the negotiation of a ten-year operating lease for a new distribution and administrative center commencing in the first quarter of calendar 1998. Future minimum lease payments under this lease will total $19,727,400.

(5) Stockholders' Equity

Equity Offering

In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. The proceeds were used to retire the secured subordinated debt, a term loan and the outstanding borrowings under the revolving credit facility totalling approximately $19,146,000. In January 1997, an additional 394,050 shares of common stock were sold pursuant to an underwriters' over-allotment option. Net proceeds to the Company from the offering, after deducting associated expenses, totaled $22,940,200.

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

Stock Options

In July 1996, the Company granted options to purchase 351,400 shares of common stock to certain individuals, including employees and directors, at an option price of $2.49 per share. Options to purchase 190,760 shares which were granted to employees vest over four years, and 160,640 options were fully vested in September 1996. Based on the estimated fair value of the Company's common stock at the time of grant of these options of $3.30 per share, the Company recognized compensation expense in the three and nine month periods ended March 29, 1997 of $34,800 and $213,900, respectively. Of the amount recognized during the nine months ended March 29, 1997, $146,000 related to options which were fully vested in September 1996. The estimated fair value of the Company's common stock used in accounting for these options was based on information from various sources which included a valuation prepared by Avalon Group Ltd. (Avalon). The chairman and president of Avalon each own 100 shares of the Company's Series B preferred stock (or 0.3% of issued and outstanding Series B preferred stock) and each have options to purchase 4,016 shares of the Company's common stock (or 0.8% of weighted average common shares).

(6) Supplemental Cash Flow Information

                                                   Three Fiscal Months Ended                Nine Fiscal Months Ended
                                             --------------------------------------    -----------------------------------
                                                  March 29,          March 30,             March 29,         March 30,
                                                    1997                1996                 1997              1996
                                             -------------------- -----------------    ------------------ ----------------
Cash paid during the period ended for:
   Interest                                           $ 134,229         $ 336,615           $ 1,295,769        $ 780,351
   Income taxes                                           7,819             1,126               379,840          114,732

      Supplemental disclosure of non-cash financing activities:

      Capital lease obligations incurred, primarily for point of sale computer equipment, and notes payable on vehicle purchases were $2,933,101 and $4,937,432 in the three and nine month periods ended March 29, 1997 and $11,577 in the three and nine month periods ended March 30, 1996.

      In August, 1996, the Company exchanged Series C Preferred Stock for consideration of trade accounts payable of $1,101,100.

      Additional paid-in capital of $264,012 was recognized for the common stock warrants issued in July, 1996.

      On December 12, 1996, all outstanding shares of Convertible Preferred Stock were converted into 3,134,674 shares, or $24,195,943, of common stock.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                        Three Fiscal Months Ended        Nine Fiscal Months Ended
                                                       -----------------------------    ---------------------------
                                                        March 29,        March 30,      March 29,       March 30,
                                                           1997             1996           1997           1996
                                                       -------------     -----------    -----------    ------------


Net sales                                                     100.0  %        100.0  %       100.0   %       100.0   %
Cost of sales and occupancy                                    62.9            64.5           63.7            63.8
                                                       -------------     -----------    -----------    ------------
   Gross profit                                                37.1            35.5           36.3            36.2
Selling, general and administrative expenses                   35.4            36.7           35.4            38.3
                                                       -------------     -----------    -----------    ------------
   Income (loss) from operations                                1.7            (1.2)           0.9            (2.1)
Interest expense                                                0.3             2.2            1.4             1.5
                                                       -------------     -----------    -----------    ------------
   Income (loss) before taxes and extraordinary item            1.4            (3.4)          (0.5)           (3.6)
Income tax (benefit)                                            0.6            (1.3)          (0.2)           (1.3)
                                                       -------------     -----------    -----------    ------------
   Income (loss) before extraordinary item                      0.8            (2.1)          (0.3)           (2.3)
Extraordinary item-loss on early retirement of
debt, net of income tax benefit of $226,572                     -              -              (0.3)            -
                                                       -------------     -----------    -----------    ------------
   Net income (loss)                                            0.8  %         (2.1) %        (0.6)  %        (2.3)  %
                                                       =============     ===========    ===========    ============
Number of stores open at end of period                     131              104            131             104

THREE FISCAL MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

      NET SALES. Net sales increased $9.2 million, or 42.4%, to $30.9 million for the three month period ended March 29, 1997 from $21.7 million for the three month period ended March 30, 1996. The increase resulted from (i) net sales of $859,000 from new stores opened during the three month period, (ii) net sales of $5.0 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $3.3 million, or 15.5%. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation on its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. The strong sales performance reflected a higher in-stock position on basic merchandise, an expanded selection of party merchandise and a shift in the timing of the Easter season this year compared with last year.

      GROSS PROFIT. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $3.8 million, or 49.4%, to $11.5 million for the three month period ended March 29, 1997 from $7.7 million for the three month period ended March 30, 1996. As a percentage of net sales, gross profit was 37.1% for the three month period ended March 29, 1997 compared to 35.5% for the same period in the prior year. Gross profit as a percentage of net sales increased as a result of increased purchase volume rebates from vendors and the leveraging of occupancy and distribution costs offset by a higher shrinkage reserve and higher freight costs associated with new markets. The higher 1997 shrinkage reserve approximates the average shrinkage results experienced by the Company over the last three years.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3.0 million, or 37.5%, to $11.0 million for the three month period ended March 29, 1997 from $8.0 million for the three month period ended March 30, 1996. Approximately $2.3 million of this increase resulted from the operation of 27 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from higher salaries and benefits for additional corporate management and administrative personnel. As a percentage of sales, net selling, general and administrative expenses decreased to 35.4% in the three month period ending March 29, 1997 from 36.7% in the three month period ended March 30, 1996 primarily due to the leveraging of store and other general and administrative expenses against the increase in sales.

      INTEREST EXPENSE. Interest expense was $105,000 in the three months ended March 29, 1997 compared to $480,000 in the three months ended March 30, 1996. This decrease resulted from the repayment of borrowings with the proceeds from the initial public offering.

      INCOME TAX. The income tax expense recognized for the three month period ended March 29, 1997 was approximately $447,000 higher than the expense recognized during the three month period ended March 30, 1996 due to a higher net income before taxes for the period.

NINE FISCAL MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

      NET SALES. Net sales increased $30.1 million, or 47.3%, to $93.7 million for the nine month period ended March 29, 1997 from $63.6 million for the nine month period ended March 30, 1996. The increase resulted from (i) net sales of $9.8 million from new stores opened during the nine month period, (ii) net sales of $10.5 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $9.8 million, or 16.3%.

      GROSS PROFIT. Gross profit increased $11.0 million, or 47.8%, to $34.0 million for the nine month period ended March 29, 1997 from $23.0 million for the nine month period ended March 30, 1996. As a percentage of net sales, gross profit was 36.3% for the nine month period ended March 29, 1997 compared to 36.2% for the nine month period ended March 30, 1996. Gross profit as a percentage of net sales increased as a result of increased purchase volume rebates from vendors and the leveraging of occupancy costs offset by a higher shrinkage reserve and lower capitalized inventory overhead costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.8 million, or 36.2%, to $33.1 million for the nine month period ended March 29, 1997 from $24.3 million for the nine month period ended March 30, 1996. Approximately $6.4 million of this increase resulted from the operation of 27 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted from higher salaries and benefits for additional corporate management and administrative personnel. As a percentage of sales, net selling, general and administrative expenses decreased to 35.4% in the nine month period ending March 29, 1997 from 38.3% in the nine month period ended March 30, 1996 primarily due to the leveraging of store operating, general and administrative expenses against the increase in sales and lower preopening expense.

      INTEREST EXPENSE. Interest expense was $1.3 million in the nine months ended March 29, 1997 compared to $970,000 in the nine months ended March 30, 1996. This increase resulted from higher borrowings related to the continued expansion of new superstores offset by lower interest in the third quarter as a result of the repayment of debt with initial public offering proceeds.

      INCOME TAX BENEFIT. The income tax benefit recognized for the nine month period ended March 29, 1997 was $666,000 lower than the benefit recognized during the nine month period ended March 30, 1996 due to a lower net loss before extraordinary item for the period.

      EXTRAORDINARY ITEM. During December 1996, substantially all debt, including subordinated debt, was retired with the proceeds from the Company's initial public offering. Unamortized financing costs and the remaining debt discount associated with the retired subordinated debt were expensed creating an extraordinary item of $313,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash needs are primarily for working capital to support its opening of new superstores and its inventory requirements. Net cash used in operations for the nine months ended March 29, 1997 and March 30, 1996 was $6.9 million and $9.0 million, respectively. In these two periods, $11.8 million and $14.1 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

      Net cash used in investing activities during the nine months ended March 29, 1997 and March 30, 1996 was $7.8 million and $5.5 million, respectively. These investments were primarily a result of opening new superstores and investing in information systems. During the nine months ended March 29, 1997 and March 30, 1996, the Company spent $4.2 million and $3.9 million, respectively, for capital expenditures for new superstores.

      Net cash provided by financing activities during the nine months ended March 29, 1997 and March 30, 1996 was $14.7 million and $14.0 million, respectively. In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. An additional 394,050 shares of common stock were sold as a result of the exercise by the underwriters of an over-allotment option in January 1997. The net proceeds of the offering, which were $22.9 million after deducting associated expenses, were used to retire all outstanding subordinated debentures, a term loan and the outstanding borrowings under the revolving credit facility.

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

      In October 1996, the Company entered into two capital lease agreements for point-of-sale computer equipment and related software having a total cost of $2.1 million. During February 1997, financing for $2.4 million of additional computer equipment was incorporated into one of the leases. These leases have terms of four and five years.

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

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        Information with respect to changes in securities is set forth in the Company's Registration Statement on the Form S-1 (Registration No. 333-13827) dated December 12, 1996, together with the Exhibits thereto, which is hereby incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and reports of Form 8-K

       (a) Exhibits.

            3.1 Amended and Restated Certificate of Incorporation of the
                Company. (1)

            3.2   Amended and Restated Bylaws of the Company. (1)

            4.1   Specimen of the Company's common stock certificate. (1)

            27.   Financial Data Schedule.

       (b) No reports on Form 8-K were filed during the quarter ended March 29, 1997.

----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13827), dated December 12, 1996, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FACTORY CARD OUTLET CORP.


Dated:  May 9, 1997               By: __________________________
                                          Charles R. Cumello,
                                          President


Dated:  May 9, 1997               By:  __________________________
                                          Glen J. Franchi,
                                          Executive Vice President and Treasurer
                                          (principal financial officer)