Form 10-K
period 1997-06-28
FACTORY CARD OUTLET CORP
filed 1997-09-26
CIK 1024441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For The Fiscal Year Ended June 28, 1997 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For The Transition Period From _____ to _____

                          Commission File Number: 21859

                            FACTORY CARD OUTLET CORP.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            36-3652087
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

         745 Birginal Drive,
        Bensenville, Illinois                                    60106
(Address of principal executive offices                        (Zip Code)

                                 (630) 238-0010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 19, 1997 was approximately $ 39,476,800, computed on the basis of the last reported sale price per share ($ 8.00 ) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

The number of shares of the Registrant's Common Stock outstanding as of September 19, 1997 was 7,237,235.

                                 Documents Incorporated by Reference:
--------------------------------------------------------------------------------
                                       Document Incorporated by
 Part of Form 10-K                            Reference
--------------------------------------------------------------------------------
Part III (Items 10,   Portions of the Registrant's Definitive Proxy Statement to
11, 12 and 13)        be used in connection with its 1997 Annual Meeting of
                      Stockholders.
--------------------------------------------------------------------------------

                         1997 Annual Report on Form 10-K
                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1  Business..........................................................    1
Item 2  Properties........................................................    6
Item 3  Legal Proceedings.................................................    7
Item 4  Submission of Matters to a Vote of Security Holders...............    7

                                     PART II

Item 5  Market for the Registrant's Common Stock and
        Related Security Holder Matters...................................    7
Item 6  Selected Financial Data...........................................    9
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   11
Item 8  Financial Statements and Supplementary Data.......................   17
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...............................   17

                                    PART III

Item 10 Directors and Executive Officers of the Registrant................   17
Item 11 Executive Compensation............................................   17
Item 12 Security Ownership of Certain Beneficial Owners
        and Management....................................................   17
Item 13 Certain Relationships and Related Transactions....................   17

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...   20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; consolidation and relocation of distribution facilities; inventory shrinkage; ability to meet future capital needs; governmental regulations and other factors both referenced and not referenced in this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

General

      Factory Card Outlet Corp. is a rapidly growing chain of company-owned superstores offering a vast assortment of party supplies, greeting cards, gift wrap and other special occasion merchandise at everyday value prices. As of September 26, 1997, the Company operated 159 stores in 20 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is the largest chain of company-owned stores in the party supply and special occasion industry. The Company opened 35, 32 and 25 superstores in fiscal 1997, 1996 and 1995, respectively, and plans to open approximately 50 superstores in each of the next two years, including 21 opened through September 26, 1997.

      The Company's superstores provide customers with a value-oriented, "one-stop" shopping destination for party and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings, baby showers and other family, religious and special occasions. The Company's new superstores average between 11,500 and 12,500 square feet, with approximately 80% devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

Market Overview

      The U.S. market for party and special occasion merchandise was estimated to be $8.8 billion in 1996 according to an industry trade publication. Numerous party and special occasion events throughout the year drive frequent consumer purchases.

      Larger format superstores, like Factory Card Outlet, have become the fastest growing retail format within the party industry, as they have in other market segments such as books, office products, home improvements, pet supplies and sporting goods. The development of the special occasion category is being fueled by many of the same trends that have driven superstore penetration in these retailing sectors, including fragmented distribution and inefficient pricing. In addition, favorable demographic trends, including the increasing number of school-age children and the growing popularity of at-home entertaining by Baby-Boomers, are launching the industry's superstore growth.

Growth Strategy

      The Company intends to open approximately 50 superstores in each of the next two years. This rapid expansion plan is designed to build on the Company's position as the largest chain of company-owned and operated superstores in the party and special occasion industry. The Company's growth strategy is to open stores in existing and new markets that can support multiple stores and enable it to achieve operating, distribution and advertising efficiencies. The Company also selectively enters small and mid-size markets capable of supporting one or more superstores that will meet its profitability criteria.

      Because the Company's stores attract a broad range of value-oriented women across all age and demographic segments, the Company believes they are an attractive tenant to real estate developers. The Company selects sites in regional strip or power shopping centers based upon several factors including location, demographics, anchor and other tenants, location within the center and access. The Company seeks out co-tenants who draw customers with similar characteristics and generate a high rate of shopping traffic, such as specialty value-oriented women's retailers, leading chain supermarkets, arts and crafts stores, chain drug stores and family restaurants.

Business Strategy

      The key elements of the Company's business strategy are as follows:

      Extensive Merchandise Offering. The Company offers a wide selection of everyday and seasonal party and special occasion merchandise. With over 23,000 SKU's in each of its superstores, the Company's stores provide a single destination for a customer's complete special occasions product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Mother's Day, Father's Day, Grandparent's Day, Secretary's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduation, weddings and baby showers; and other family, religious and special occasions. The following four major product categories comprise the Company's merchandise offering:

  o Party Supplies -- The Company stocks a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, pinatas, banners, decorations, candles, decor and other related party items. By offering a full line of coordinated and complementary patterns and designs, the Company seeks to meet all of a customer's party needs, from children's birthdays and holiday celebrations, to at-home entertainment.

  o Greeting Cards -- The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at the everyday low price of $0.39 each. In addition to traditional lines of greeting cards, the stores also carry an extensive selection of contemporary and humorous cards. Boxed everyday cards are regularly sold at deep discounts and boxed holiday cards (Christmas, Hanukkah and Kwanzaa) are sold at 50% off manufacturers' suggested retail prices.

  o Giftwrap -- The Company believes its stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and that it sells most of these items at lower prices than competitors. The Company offers one of the largest assortments of giftwrap of any retailer in the United States, as well as an extensive selection of bows, ribbons and related accessories in a large cascading waterfall display of complementary colors and distinctive patterns. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and shred, and gift tags.

  o Other Special Occasion Merchandise -- The Company complements its major product lines by offering many other special occasion items in order to provide a "one-stop" shopping destination for customers. These items include balloons, candy, birthday and wedding items (such as cake decorations, place setting cards and confetti), candles and candle holders, stationery, gifts, novelty items and seasonal products.

      Everyday Value Pricing. The Company's strategy of everyday value pricing is designed to provide customers with consistent value on all purchases. The Company typically sells merchandise at discounts of 20% to 60% off manufacturers' suggested retail prices. In addition, the superstores feature a "power aisle" offering a wide selection of opportunistic buys and manufacturers' seasonal over-runs, all priced at deep discounts and frequently changed to create continued customer interest. To distinguish the Company's superstores from competitors and build customer traffic and loyalty, the selection of over 4,000 high-quality everyday and seasonal greeting cards are sold for $0.39 each everyday.

      Attractive, Spacious and Festive Superstore Format. The Company's stores have an attractive and festive atmosphere within a spacious "easy to shop" superstore, encouraging browsing and repeat visits by customers. The superstores are designed to provide a comfortable shopping experience, with bright lighting, wide carpeted aisles and fixtures that offer customers easy access to merchandise. The interiors are festively decorated with arrays of colorful merchandise to emphasize everyday and seasonal themes. The Company has increased the size of its new superstores to approximately 11,500 to 12,500 square feet, a size management believes is optimal for displaying an expanded merchandise selection in a friendly shopping environment, while benefiting from store-level efficiencies.

      Targeted Advertising. The Company utilizes a Company-wide direct mail program to reach targeted customers and highlight the breadth and value of our merchandise. The direct mail pieces are printed in 4-color, and range from four to eight pages depending on the season. During fiscal 1998, the Company will test an increase in the number of circulars per store, while continuing to support all holidays and special events. The Company also uses radio to support major holiday selling seasons. In addition, the Company will test television in selected markets during fiscal 1998.

      Management Team and Systems. The Company's management team and systems provide the foundation for continued long-term rapid growth. Its experienced and incentivized management team averages over twenty years of broad specialty retailing experience. The Company's management believes that controls and a proper infrastructure are necessary to achieve growth in a desirable, controlled fashion. Over the past two years, the Company has invested significant resources in people, systems, and infrastructure to support its growth and make it more efficient. The recently installed state-of-the-art POS system is supplying management with vital sales information which is being used to enhance merchandise planning and buying programs, better manage inventories and maximize sales. Finally, the Company will consolidate its existing distribution facilities into a new distribution center. Factory Card Outlet is the only special occasion superstore chain to have a full-scale distribution facility. When coupled with a large store base and central purchasing capabilities, management believes that this facility will provide the Company with substantial purchasing and distribution efficiencies, along with greater financial controls over the movement of inventory, as compared to its competitors.

      Store Locations. As of September 26, 1997, the Company operated 159 stores in 20 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options.

      Set forth below is a list of the Company's store locations by state as of September 26, 1997:

                               Number                                  Number
         Location              of Stores           Location            of Stores
         --------              ---------           --------            ---------

Delaware (1)                             Missouri (7)
  Wilmington...................   1        St. Louis Metro.............   4
Florida (3)                                Springfield.................   1
  Daytona Beach................   1        Cape Girardeau..............   1
  Orlando......................   1        Columbia....................   1
  Tampa........................   1      Nebraska (5)
Illinois (40)                              Omaha Metro.................   3
  Chicago Metro................  30        Lincoln.....................   1
  Mt. Vernon...................   1        Grand Island................   1
  Bloomington..................   1      New York (5)
  Rockford.....................   1        Buffalo.....................   3
  Fairview Heights.............   1        Rochester...................   1
  Moline.......................   1        Olean.......................   1
  Champaign....................   1      North Carolina (2)
  Kankakee.....................   1        Charlotte...................   1
  Springfield..................   1        Raleigh.....................   1
  Peoria.......................   1      Ohio (15)
  Dekalb.......................   1        Cincinnati Metro............   4
Indiana (17)                               Cleveland Metro.............   4
  Indianapolis.................   5        Columbus Metro..............   3
  Highland.....................   1        Mansfield...................   1
  Merrillville.................   1        Akron.......................   1
  Evansville...................   2        Wheeling....................   1
  Ft. Wayne....................   1        Wooster.....................   1
  Mishawaka....................   1      Pennsylvania (3)
  LaFayette....................   2        Hanover.....................   1
  Clarksville..................   1        Erie........................   1
  Bloomington..................   1        State College...............   1
  Richmond.....................   1      South Carolina (2)
  Anderson.....................   1        Columbia....................   1
Iowa (6)                                   Charleston..................   1
  Des Moines Metro.............   2      Tennessee (4)
  Cedar Rapids.................   1        Chattanooga.................   2
  Waterloo.....................   1        Nashville...................   2
  Davenport....................   1      Texas (5)
  Dubuque......................   1        Houston.....................   2
Kentucky (4)                               Tyler.......................   1
  Louisville Metro.............   2        Fort Worth..................   1
  Florence.....................   1        Texarkana...................   1
  Owensboro....................   1      Virginia (9)
Maryland (13)                              Washington, D.C. Metro (Va.)   4
  Baltimore Metro..............   7        Richmond....................   2
  Washington, D.C. Metro (Md.).   4        Fredericksburg..............   1
  Annapolis....................   1        Lynchburg...................   1
  Salisbury....................   1        Norfolk.....................   1
Michigan (1)                             Wisconsin (13)
  Benton Harbor................   1        Milwaukee Metro.............   6
Minnesota (4)                              Madison Metro...............   2
  Minneapolis..................   2        Appleton....................   1
  Rochester....................   1        Oshkosh.....................   1
  Mankato......................   1        Eau Claire..................   1
                                           Janesville..................   1
                                           Wausau......................   1
                                                                        ---
                                         Total......................... 159
                                                                        ===

Product Sourcing

      The Company purchases most of its inventory through its central purchasing system, which allows it to take advantage of volume purchase discounts and implement system controls over its inventory and merchandise selection. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Creative Expressions, Inc., representing approximately 11%, and the largest ten suppliers representing approximately 46% of the Company's aggregate purchases in fiscal 1997. A portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East. As is customary in its industry, the Company does not have long term contracts with any suppliers except Fine Art Developments, p.l.c., a publicly-owned United Kingdom company and a stockholder of the Company ("Fine Art").

      In order to ensure a consistent supply of first-run, high-quality greeting cards, the Company entered into a supply agreement with Fine Art (the "Fine Art Agreement"), which expires on December 1, 1998 (with automatic one-year renewals after the initial 2 1/2 year term unless the parties cannot agree on pricing and other terms). Under the Fine Art Agreement, the Company is required to purchase from Fine Art a minimum of 42% of the Company's total annual requirement of greeting cards, which percentage is subject to modification upon the consent of the parties.

      The Company believes that its well-established relationships with overseas suppliers provide it with an advantage over many of its competitors because the Company is able to offer an extensive selection of distinctive products at higher gross margins. The Company also believes that it benefits from the significant buying power resulting from its size and that, by operating its own distribution facilities, it can make opportunistic purchases, import products directly and achieve greater operating efficiencies.

Management Information Systems

      The Company uses a management information and control system, which is based on the JDA Merchandise Management System software package ("JDA") acquired by the Company in 1994 and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to the Company's headquarters through personal computers which interface with an IBM AS/400 and provide the stores with the ability to enter store orders and payroll information and send and receive electronic mail. These personal computers are also tied into the Company's new POS system and allow managers to review their stores' merchandising performance by product category.

      The Company believes that its management information systems will be an important factor in supporting its continued expansion and enhancing its competitive position in the industry. The Company completed in 1996 installation of a fully integrated retail management software package that automated the areas of finance, merchandising and distribution and implemented a POS system in all stores by April 1997. The POS system will provide critical sales information to the Company's stores and central office and will be utilized in the Company's business operations and controls, performance monitoring programs, decision support and business planning. Management believes that the POS system will result in improvements in central office operations, particularly in the areas of merchandise planning and automated replenishment, inventory control and performance measurement.

Competition

      The party supplies and greeting cards retailing business is highly competitive. The Company currently competes against a diverse group of retailers, ranging from other party supply and greeting card retailers (including Party City Corporation) to designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. In addition, a trend toward discounting party supplies and greeting cards is developing and the Company may encounter additional competition from new entrants in the future. Some of the Company's competitors have substantially greater financial resources and experience than the Company.

Trademarks

      The Company has registered trademarks under the name of "Factory Card Outlet"(R) and "Partymania"(R) and the "Partymania"(R) design on the Principal Register of the United States Patent and Trademark Office.

Government Regulation

      Each of the Company's stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent, the opening of a new store. In addition, the Company must comply with the Fair Labor Standards Act and various state laws governing various matters such as the minimum wage, overtime and other working conditions. The Company also must comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

      The Company had 2,623 employees as of September 19, 1997, comprised of 685 full-time and 1,938 part-time employees. The number of store employees increases during peak selling seasons. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are generally good.

ITEM 2. PROPERTIES

      In addition to the Company's stores, all of which are leased, the Company also leases two distribution center and corporate office facilities in Bensenville, Illinois and Elk Grove Village, Illinois, with the lease terms expiring in September 2002 and July 1998, respectively. The Company has a 10-year lease for an office and distribution center in Naperville, Illinois which will integrate and replace the Company's existing headquarters and distribution centers. The estimated commencement date under this lease is by the end of November 1997. The Company expects to be operating this new distribution center, which consists of approximately 440,000 square feet, including office space, by March 1998.

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Annual Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the NASDAQ National Market under the symbol "FCPY" since the Company's initial public offering. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated.

================================================================================
                                                             HIGH         LOW
================================================================================
YEAR ENDED JUNE 28, 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Second Quarter (beginning December 13, 1996)............   $ 9 1/8       $ 9
--------------------------------------------------------------------------------
Third Quarter...........................................      11        8 1/2
--------------------------------------------------------------------------------
Fourth Quarter..........................................    10 1/4      5 3/8
--------------------------------------------------------------------------------

================================================================================

      On September 19, 1997, the last sale price of the Common Stock reported on the NASDAQ National Market was $8.00 per share. At September 19, 1997, the approximate number of holders on record of the Common Stock was 117.

Dividends

      The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. In addition, the Business Loan Agreement between the Company and Bank One Chicago, NA restricts the ability of the Company to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Unregistered Securities

      Within the past three years, the Company has sold the following securities which were not registered under the Securities Act:

      On August 2, 1996, the Company sold 25,639 shares of Series C Convertible Preferred Stock in a private placement to 18 accredited investors for an aggregate price of $9,871,015 based upon an exemption from registration under
Section 4(2) of the Securities Act. Fine Art, one of the aforementioned accredited investors, purchased 2,600 shares of Series C Convertible Preferred Stock for a price of $1,001,000 and agreed to satisfy this price by providing the Company with credits against trade payables. The full purchase price has been credited against trade payables. Another vendor also purchased 260 shares of Series C Convertible Preferred Stock for a price of $100,100 and satisfied this price against trade payables.

      On July 2, 1996, the Company issued a warrant for the right to purchase 76,223 shares of the Company's non-voting Common Stock to Petra Capital, L.L.C. ("Petra") in connection with the issuance of $3,000,000 of subordinated debentures to Petra, in each case, based upon an exemption from registration under Section 4(2) of the Securities Act.

      On June 28, 1996, the Company issued a warrant for the right to purchase 24,361 shares of the Company's non-voting Common Stock to Sirrom Capital Corporation ("Sirrom") in connection with the issuance of $1,000,000 of subordinated debentures to Sirrom, in each case, based upon an exemption from registration under Section 4(2) of the Securities Act.

      On November 15, 1995, the Company issued a warrant for the right to purchase 95,010 shares of the Company's non-voting Common Stock to Sirrom in connection with the issuance of $4,000,000 of subordinated debentures to Sirrom, in each case, based upon an exemption from registration under Section 4(2) of the Securities Act.

      On October 6, 1994, the Company issued 64,256 shares of Common Stock to The Card Mart in exchange for shares of preferred stock of FCOA-Baltimore, which merged with and into the Company's operating subsidiary based upon an exemption from registration under Section 4(2) of the Securities Act.

      On July 15, 1994, the Company sold 32,416 shares of Series B Convertible Preferred Stock in a private placement to 13 accredited investors for an aggregate price of $12,123,584 based upon an exemption from registration under
Section 4(2) of the Securities Act.

      On July 15, 1994, the Company sold 66,264 shares of Common Stock to the following: (i) 60,240 shares of Common Stock were issued to three accredited investors in lieu of interest on their investment in the Subordinated Debentures Due 1993; and (ii) 6,024 shares of Common Stock were issued to one accredited investor in lieu of interest on a Bridge Loan, in each case, based on an exemption from registration under Section 4(2) of the Securities Act.

      At various times within the past three fiscal years, the Company has issued to certain officers, directors, employees and consultants, options to purchase an aggregate of 850,148 shares of Common Stock at varying exercise prices. These options were granted pursuant to the 1989 Stock Option Plan based on an exemption from registration under Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial and operating data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 28, 1997, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 28, 1997 and June 29, 1996, and for each of the fiscal years in the three-year period ended June 28, 1997, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
               (In thousands, except per share and operating data)

                                                                             Fiscal Year
                                                    ---------------------------------------------------------
                                                       1997          1996       1995       1994        1993
                                                    -----------    --------   --------   --------   ---------
Statement of Operations Data:
   Net sales .....................................  $   133,946    $ 94,589   $ 63,174   $ 37,341   $  24,333
      Cost of sales and occupancy ................       83,832      59,139     39,757     23,227      15,159
                                                    -----------    --------   --------   --------   ---------
   Gross profit ..................................       50,114      35,450     23,417     14,114       9,174
   Selling, general and administrative expenses ..       45,227      33,733     22,316     12,876       8,066
                                                    -----------    --------   --------   --------   ---------
      Income from operations .....................        4,887       1,717      1,101      1,238       1,108
   Interest expense ..............................        1,402       1,529        411        497         311
                                                    -----------    --------   --------   --------   ---------
      Income before taxes ........................        3,485         188        690        741         797
   Income tax (benefit) ..........................        1,462         118        322        292         (68)
                                                    -----------    --------   --------   --------   ---------
    Net Income before extraordinary item .........        2,023          70        368        449         865
      Extraordinary item .........................         (313)         --         --         --          --
                                                    -----------    --------   --------   --------   ---------
    Net Income ...................................  $     1,710    $     70   $    368   $    449   $     865
                                                    ===========    ========   ========   ========   =========

   Net income (loss) per common
      and common equivalent share before
      extraordinary item .........................  $      0.31    $   0.01   $   0.08   $   0.13   $    0.26
   Extraordinary item ............................        (0.05)         --         --         --          --
                                                    -----------    --------   --------   --------   ---------
   Net income (loss) per common
      and common equivalent share ................  $      0.26    $   0.01   $   0.08   $   0.13   $    0.26
                                                    ===========    ========   ========   ========   =========
   Weighted average common and common
      equivalent shares outstanding ..............        6,562       5,050      4,839      3,397       3,383
                                                    ===========    ========   ========   ========   =========

Operating Data:
   Number of stores:
      Opened during period .......................           35          32         25         15          11
      Closed/relocated during period .............            2           3          2          0           2
      Open at end of period ......................          140         107         78         55          40
   Comparable store sales increase(1) ............         11.5%        6.0%      22.2%      12.3%        9.6%
   Average sales per store(2) ....................  $ 1,101,000    $997,000   $941,000   $734,000   $ 645,000

Balance Sheet Data (at end of period):
   Working capital ...............................  $    35,600    $ 23,605   $ 15,625   $  6,704   $   2,479
   Total assets ..................................       85,702      59,080     36,801     21,888      15,029
   Total debt(3) .................................        7,690      19,326      7,161      7,251       3,587
   Total stockholders' equity ....................       52,273      17,124     16,640      4,257       3,807

----------

(1) Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

(2)   Includes only stores open during the entire period.

(3)   Total debt is defined as total current and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a rapidly growing chain of company-owned superstores offering a vast assortment of party supplies, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. The Company's first store was opened in 1985 in the Chicago area. By 1989, the Company had grown to a chain of 10 stores in the greater Chicago area offering a broad assortment of greeting cards at 50% off manufacturers' suggested retail prices, as well as a limited selection of party supplies, giftwrap, and other special occasion products at discounted prices, in stores averaging approximately 5,000 square feet.

      During fiscal years 1990 through 1993, the Company increased its store prototype size to a range of 6,000 to 8,000 square feet, began to broaden its merchandise offering to include a wider selection of party supplies, giftwrap and other special occasion products and implemented its current $0.39 everyday price for all greeting cards. During fiscal 1994, the Company began to implement a strategic plan to build upon its position as the largest chain of company-owned superstores in the industry. The key components of the plan included: (i) the recruitment of a team of senior retail executives to affect a management transition from the Company's founder; (ii) the enlargement of its merchandise offering to include a wider selection of party supplies, giftwrap and other special occasion products; (iii) the expansion of the Company's new superstores to approximately 11,500 to 12,500 square feet; and (iv) the development of systems and infrastructure to support the Company's growth strategy.

      In April 1995, the Company hired as its President Mr. Charles R. Cumello, a senior retail executive with over 26 years of experience and the Chief Executive Officer of Waldenbooks since 1991. Since that time, Mr. Cumello has led the recruitment of key senior management personnel in the areas of merchandising, store operations, marketing, finance, real estate, distribution, human resources and loss prevention, most of whom have experience in rapidly growing retail companies. Mr. Cumello has also led an expansion of the Company's merchandise offering and significant enhancements to the Company's systems and corporate infrastructure. Mr. Cumello was appointed Chief Executive Officer on April 16, 1997.

      During fiscal 1997, the Company achieved record sales and earnings levels of $133.9 million and $1.7 million, respectively. The Company successfully completed an initial public offering on December 13, 1996 by issuing nearly 3 million shares of common stock and received about $23 million in net proceeds. The Company was able to retire substantially all of its outstanding debt with the proceeds at that time.

      The Company has opened 35, 32, and 25 new stores during fiscal 1997, 1996, and 1995 respectively, and expects to open approximately 50 new superstores in each of the next two twelve-month periods. In addition, the Company has remodeled, expanded and/or relocated 15 stores since fiscal 1995.

      Average store sales volumes have grown substantially over the past three years from $734,000 to $1.1 million. The Company believes it continues to have potential for same store sales growth through the maturation of new stores, the full utilization of POS information, the implementation of automatic replenishment and perpetual inventories and refinements to its targeted advertising program.

      The Company will continue to refine and expand its targeted direct mail advertising program by increasing its direct mail pieces from 8 during fiscal 1997 to 11 during fiscal 1998. The Company will also test television ads for the first time in selected markets. The Company is reviewing its market penetration in each store for its direct mail campaign to ensure it is maximizing its investment.

      The Company's new superstore economics and return on investment was strong and profitable during fiscal year 1997. The Company's 83 superstores that were open for all of fiscal year 1997 were, on average, just over three years of age. These superstores averaged $1.1 million in sales, a 15.0% EBITDA, and a 41.0% ROI. Of the 83 superstores, 28 were 11,500 square feet or greater in size. These superstores, which represent the current store-size model, averaged $1.3 million in sales, a 15.7% EBITDA, and a 48.3% ROI.

      EBITDA represents income from operations plus depreciation and amortization (excluding amortization of debt issuance costs). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts. However, EBITDA should not be considered in isolation and is not a measure of performance calculated in accordance with generally accepted accounting principles.

      The Company's current new superstore investment averages $424,000 and is comprised of $185,000, net of landlord allowances, for leasehold improvement fixtures and equipment, $175,000 in net inventories, and $64,000 in pre-opening costs which are expensed upon the store's grand opening.

      The Company has realized consistent gross profit percentages over the past three years. Inventory shrinkage results stabilized around 2% for fiscal years 1997 and 1996, following high shrinkage results during fiscal 1995 (7%). Subsequent to fiscal 1995, the Company implemented improved internal controls and a comprehensive loss prevention program which led to the improved shrinkage results.

      The Company has executed a lease, and construction is in progress, on an approximately 440,000 square foot distribution center and home office facility, which the Company anticipates to occupy by March 1998. This new facility will consolidate and streamline the Company's distribution functions, greatly enhancing its operation's productivity.

      The Company has been notified by Party Express, the party goods division of Hallmark, that as of November 30, 1997, it will no longer ship party goods, which include many Disney and Warner Bros. licensed products to Factory Card Outlet. The Company believes that this decision will not have a material impact on its earnings for the next 12 months, but could impact earnings beyond that time. The Company is continuing discussions with Hallmark, Disney and Warner Bros. in an attempt to resolve this situation or to allow Factory Card Outlet to acquire the licensed product through other sources.

      The Company has announced its intentions to change its fiscal year-end from June to January. The Company believes this will better enable investors to view the Company's progress in line with other retailers. In addition to greater comparability, this change will spread the Company's peak seasons more evenly between reporting quarters.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                              Fiscal Year
                                                              -----------
                                                        1997     1996     1995
                                                       ------   ------   ------

Net sales ...........................................   100.0%   100.0%   100.0%
Cost of sales and occupancy .........................    62.6     62.5     62.9
                                                       ------   ------   ------
   Gross profit .....................................    37.4     37.5     37.1
Selling, general, and administrative expenses .......    33.8     35.7     35.3
                                                       ------   ------   ------
   Income from operations ...........................     3.6      1.8      1.8
Interest expense ....................................     1.0      1.6      0.7
                                                       ------   ------   ------
   Income before taxes and extraordinary item .......     2.6      0.2      1.1
Income tax ..........................................     1.1      0.1      0.6
                                                       ------   ------   ------
   Income before extraordinary item .................     1.5      0.1      0.5
Extraordinary item on early retirement of debt,
   net of income tax benefit ........................     0.2      0.0      0.0
                                                       ------   ------   ------
Net income ..........................................     1.3%     0.1%     0.5%
                                                       ======   ======   ======

Number of stores open at end of period ..............     140      107       78

Fiscal Year 1997 Compared to Fiscal Year 1996

      Net Sales. Net sales increased $39.3 million, or 41.5%, to $133.9 million in fiscal 1997 from $94.6 million in fiscal 1996. The increase resulted from (i) net sales of $18.8 million from 35 new stores opened during the year, (ii) net sales of $10.2 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $ 10.3 million, or 11.5%. This comparable store increase resulted from the expansion of the Company's party merchandise selection and an improved seasonal merchandise selection, especially during Halloween and Christmas, and to its new targeted direct mail advertising program first implemented during April 1996. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

      Gross Profit. Cost of sales and occupancy includes merchandising, store occupancy, purchasing and distribution costs. Gross profit increased $14.7 million, or 41.5%, to $50.1 million in fiscal 1997 from $35.4 million in fiscal 1996. As a percentage of net sales, gross profit was 37.4% in fiscal 1997 compared to 37.5% in fiscal 1996. Gross profit as a percentage to net sales decreased slightly primarily from a decrease in capitalized inventory overhead costs partially offset by a decrease in store occupancy costs leveraged against higher comparable store sales increases in fiscal 1997 compared to fiscal 1996.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $11.5 million, or 34.1%, to $45.2 million in fiscal 1997 from $33.7 million in fiscal 1996. Approximately $9.6 million of this increase resulted from the opening and operation of 35 new superstores in fiscal 1997. The remaining balance of the increase resulted primarily from first-year salaries and other associated costs of new management team members and costs associated with being a publicly traded company ( the Company went public on December 13, 1996 ). As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% in fiscal 1997 from 35.7% in fiscal 1996.

      Interest Expense. Interest expense was $1.4 million in fiscal 1997 compared to $1.5 million in fiscal 1996. This decrease resulted from a reduction in debt from applying proceeds received from the Company's initial public offering partially offset by the increased borrowings to support the opening of 35 new superstores and increased inventory levels.

      Provision for Income Taxes. The Company's effective tax rate in fiscal 1997 was 42.0% compared to 62.7% in fiscal 1996, resulting from decreases in nondeductible expenses relative to taxable income.

Fiscal Year 1996 Compared to Fiscal Year 1995

      Net Sales. Net sales increased $31.4 million, or 49.7%, to $94.6 million in fiscal 1996 from $63.2 million in fiscal 1995. The increase resulted from (i) net sales of $18.1 million from 32 new stores opened during the year, (ii) net sales of $9.9 million from stores opened prior to fiscal 1996 not included in the comparable store base, and (iii) a comparable store sales increase of $3.4 million, or 6.0%. Fiscal 1996 was the first year since fiscal 1993 that the Company did not achieve double-digit comparable store sales growth. This resulted from lower inventory levels in stores during much of the first nine months of the fiscal year due to management transitions in the merchandising area and late receipt of merchandise related to the Company's expansion of its product offering during the third quarter.

      Gross Profit. Gross profit increased $12.0 million, or 51.3%, to $35.4 million in fiscal 1996 from $23.4 million in fiscal 1995. As a percentage of net sales, gross profit was 37.5% in fiscal 1996 compared to 37.1% in fiscal 1995. Gross profit as a percentage to net sales increased due to higher inventory overhead costs that were capitalized and due to a decrease to near historical levels of inventory shrinkage in fiscal 1996 compared with fiscal 1995. Partially offsetting these improvements were increases in distribution costs associated with servicing new market areas and operating a second distribution facility for most of fiscal 1996. In addition, store occupancy costs increased as the rate of new store openings increased.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.4 million, or 51.2%, to $33.7 million in fiscal 1996 from $22.3 million in fiscal 1995. Approximately $8.4 million of this increase resulted from the opening and operation of 32 new superstores in fiscal 1996. The remaining increase resulted primarily from (i) $1.8 million to develop the current management team ( including recruitment, relocation, partial year salaries and benefits, and other associated expenses) and (ii) approximately $878,000 for system improvements to support the Company's continued expansion strategy ( including consulting fees related to systems, distribution, and improvements in store backroom operations, and increases in depreciation related to systems ). As a percentage of net sales, selling, general, and administrative expenses increased to 35.7% in fiscal 1996 from 35.3% in fiscal 1995.

      Interest Expense. Interest expense was $1.5 million in fiscal 1996 compared to approximately $412,000 in fiscal 1995. This increase resulted from increased borrowings to support the opening of 32 new superstores.

      Provision for Income Taxes. The Company's effective tax rate in fiscal 1996 was 62.7% compared to 46.7% in fiscal 1995, resulting from increases in nondeductible expenses relative to taxable income.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", is effective for both interim and annual periods after December 15, 1997. The Company will adopt the new standard, as required, in the quarter ending December, 1997. For the fiscal year ended June 28, 1997, SFAS 128 would not have a material impact on the Company's earnings per share calculation.

      SFAS No. 130, "Reporting Comprehensive Income", is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective February 1, 1998, and is evaluating the effects, if any, on the financial statements.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company has determined that SFAS No. 131 will not create a required change in the way the Company presently reports its results in financial statements to stockholders.

Inflation

      Management does not believe that inflation has had a material effect on its financial condition or results of operations during the past three fiscal years. However, there can be no assurance that inflation will not have a material adverse effect on the Company's future financial condition or results of operations.

Liquidity and Capital Resources

      The Company's cash needs are primarily for working capital to support its opening of new superstores and its inventory requirements. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective on December 13, 1996, borrowings under the Business Loan Agreement between the Company and Bank One, Chicago, NA, dated as of November 1, 1996, proceeds from issuances of convertible preferred stock and subordinated debentures, and internally generated funds.

      At the end of fiscal 1997 and 1996, the Company's working capital was $35.6 million and $23.6 million, respectively. During fiscal 1997, 1996 and 1995, cash used in operations was $4.9 million, $5.1 million, and $4.1 million, respectively. In each of these periods, $13.6 million, $16.8 million, and $9.1 million, respectively, of cash used in operations was used to increase inventory levels to support both new and existing stores.

      Net cash used in investing activities during fiscal 1997, 1996, and 1995, respectively, was $10.1 million, $7.1 million, and $6.9 million. These costs were primarily a result of opening new superstores and investing in systems. During the next 12 months, the Company expects to spend approximately $16 to $17 million on capital expenditures, which includes approximately $11 million for new superstore openings, approximately $2 million for the new distribution facility fixtures and equipment, approximately $1 million for new office facility additions, approximately $1 million for corporate system additions, and approximately $1 million for store remodels.

      Net cash provided by financing activities during fiscal 1997, 1996, and 1995 was $14.8 million, $11.9 million, and $11.1 million, respectively. For fiscal 1997 and 1996, the outstanding balance under the Company's Business Loan Agreement with Bank One at year end was $3.8 million and $13.1 million, respectively.

      On November 1, 1996, the Company entered into the Business Loan Agreement, which provides for a line of credit facility and allows for borrowings by the Company in an amount not to exceed the lesser of $25 million or 50% of merchandise inventories at cost. The line of credit facility expires on October 1, 1998. Borrowings outstanding under the line of credit facility bear interest on the average daily outstanding balance, paid monthly, at Bank One's prime rate or, at the Company's option, at 2.75% over the London Interbank Offered Rate ( LIBOR ). The Company is required to pay an annual commitment fee of 0.25% on the unused portion of the line of credit facility ( except that if the unused portion exceeds $20.0 million the fee increases to 0.40% on the unused portion ) and to comply with certain covenants. The line of credit facility is secured by a senior lien on substantially all of the Company's assets.

      On September 9, 1997, the Company received a commitment letter from Bank One to increase its existing line of credit facility from $25 million to the lesser of $35 million or a predetermined advance rate ( not to exceed 50% ) against net inventory as determined by an appraisal. Interest will be payable at an annual rate equal to Bank One's prime rate or, at the Company's option, a rate based on LIBOR plus additional basis points variable on the Company's effective debt ratio. In addition, a fee of 0.25% per year will be assessed quarterly on the unused portion of the facility. This commitment letter also contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings. The terms of the commitment letter are subject to the negotiation and execution of definitive loan documents and to satisfactory appraisal results.

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

      In October 1996, the Company entered into two capital lease agreements for point-of-sale computer equipment and related software having a total cost of $2.1 million. During February 1997, financing for $2.4 million of additional POS equipment was incorporated into one of the leases. During July and August 1997, financing for $1.9 million of additional POS equipment was also incorporated. These leases have terms of three, four and five years.

      The Company does not intend to pay cash dividends in the foreseeable future and under its current Business Loan Agreement is restricted from paying dividends on its capital stock. The Company believes that its cash generated from operations and its borrowing capacity under the proposed line of credit facility will be adequate to fund its cash requirements for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      In accordance with general instruction G(3) of Form 10-K, except as set forth below, the information called for by items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      The executive officers of the Company are as follows:

Name                   Age     Position
----                   ---     --------
Stewart M. Kasen       58      Chairman of the Board

Charles R. Cumello     53      President and Chief Executive Officer

Glen J. Franchi        44      Executive Vice President and Treasurer

Carol A. Travis        46      Vice President and Secretary

Martin J. Merksamer    49      Vice President and General Merchandising Manager

Thomas W. Stoltz       36      Vice President, Finance

Robert Krentzman       48      Vice President, MIS

Vincent G. Brown       56      Vice President, Real Estate

Joseph M. Cabon        50      Vice President, Distribution

Robert J. Kendzior     45      Vice President, Marketing

Matthew F. Ellis       47      Vice President, Human Resources

      Mr. Kasen has been Chairman of the Board of Directors of the Company since April 1997 and became a Director in September 1996. From 1989 to May 1996, Mr. Kasen was an officer of Best Products Co., Inc., a chain of catalog showrooms, serving as its Chairman, President and Chief Executive Officer from 1991 to 1996, and its President and Chief Operating Officer from 1989 to 1991. Mr. Kasen assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under Chapter 11 again on September 24, 1996. Mr. Kasen also serves as a director of Markel Corporation, O'Sullivan Industries Holdings Inc., K2 Inc., and The Bibb Company. The Bibb Company filed a petition in bankruptcy under Chapter 11 in July 1996. Mr. Kasen is a member of the Executive Committee and the Compensation Committee.

      Mr. Cumello has been President and Chief Executive Officer of the Company since April 1997, and President of the Company since October 1995. He has been a Director of the Company since May 1995. From April 1995 to October 1995, Mr. Cumello was the President and Chief Operating Officer of the Company's operating subsidiary. Prior to joining the Company, from 1991 to 1994, Mr. Cumello was President and Chief Executive Officer of Waldenbooks, a division of Kmart Corporation; and from 1986 to 1991, he was President of Reader's Market, a division of Waldenbooks. From 1980 to 1986, Mr. Cumello served as Executive Vice President and Chief Financial Officer of Waldenbooks. Mr. Cumello is a member of the Executive Committee.

      Mr. Franchi has been Executive Vice President and Treasurer of the Company since March 1995. From November 1990 to March 1995, Mr. Franchi served as the Chief Operating Officer of the Company's operating subsidiary. Prior to joining the Company, from 1977 to 1989, Mr. Franchi held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

      Ms. Travis has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994.

      Mr. Merksamer has been Vice President and General Merchandise Manager since May 1996. From September 1995 to May 1996, Mr. Merksamer was the Senior Vice President for Merchandising and Marketing for Handy Andy Home Improvement Centers, Inc. ("Handy Andy"). From February 1995 to September 1995, Mr. Merksamer served as Vice President, Merchandising, for Handy Andy. In November 1995, Handy Andy accepted an involuntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code ("Chapter II"). Prior to joining Handy Andy in 1995, from April 1993 to September 1995, Mr. Merksamer was involved in the planning of a start-up business venture and, from 1991 to 1993, he was Vice President of Merchandising and Marketing of The Business Super Store. From 1987 to 1991, Mr. Merksamer was Vice President, Merchandising, for The Office Club, Inc.

      Mr. Stoltz has been Vice President, Finance since August 1996. From 1994 to 1996, Mr. Stoltz served as Corporate Comptroller of Dollar General Corporation, a specialty retailer. Mr. Stoltz also served as Interim Chief Financial Officer of Dollar General from 1995 to 1996. Prior to his tenure with Dollar General, Mr. Stoltz served as Director of Operations Accounting with Food Lion, Inc. from 1989 to 1994. Mr. Stoltz is a Certified Public Accountant.

      Mr. Krentzman has been Vice President, MIS since September 1995. Prior to that, from 1994 to September 1995, Mr. Krentzman served as Director of MIS. From 1990 to 1994, Mr. Krentzman was Director, MIS, for Reader's Market, a division of Waldenbooks.

      Mr. Vincent Brown has been Vice President, Real Estate since September 1995. From April until September 1995, Mr. Brown was Director of Franchising for A&W Restaurants, Inc. Prior to that, from 1989 to 1995, Mr. Brown was Vice President, Real Estate for Fayva, a division of J. Baker, Inc. Before joining J. Baker, Inc., Mr. Brown spent 21 years with Dunkin' Donuts, Inc., a unit of Allied Domecq plc, in various management positions, most recently as Vice President, Corporate Development.

      Mr. Cabon has been Vice President, Distribution since April 1995. From December 1993 to January 1995, Mr. Cabon was employed as a consultant in retail distribution. Prior to that, from October 1992 through December 1993, Mr. Cabon was Vice President, Logistics for One Price Clothing, a specialty retailer. From August 1990 to April 1992, Mr. Cabon was Vice President, Logistics for Rent-a-Center, and from April 1990 to August 1990, Mr. Cabon was Vice President, Logistics for E&B Marine. In January 1995, Mr. Cabon filed a petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code, and that same month received a discharge from indebtedness in connection therewith.

      Mr. Kendzior has been Vice President, Marketing, since November 1995. From 1978 to 1995, Mr. Kendzior was employed by Dunkin' Donuts of America, serving from 1993 to 1995 as Vice President, Marketing and, from 1991 to 1993, as Director of Field Marketing.

      Mr. Ellis has been Vice President, Human Resources since August 1996. Prior to that, from 1989 to 1996, Mr. Ellis was Vice President, Human Resources of Today's Man, Inc., which, in February 1996, filed a voluntary petition for bankruptcy under Chapter 11. Prior to Today's Man, Mr. Ellis was the Sr. VP-Human Resources for Kislak Corporation, a financial services organization, VP-Human Resources for Waldenbooks, a bookstore chain, and VP-Human Resources for CVS, a retail drug chain.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   List of Documents filed as part of this Annual Report on Form 10-K.

      1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

            Report of KPMG Peat Marwick LLP, Independent Auditors

            Consolidated Balance Sheets -- June 29, 1996 and June 28, 1997

            Consolidated Statements of Income for the fiscal years ended July 1, 1995, June 29, 1996, and June 28, 1997

            Consolidated Statements of Stockholders' Equity for the fiscal years ended July 1, 1995, June 29, 1996, and June 28, 1997

            Consolidated Statements of Cash Flows for the fiscal years ended July 1, 1995, June 29, 1996, and June 28, 1997

            Notes to Consolidated Financial Statements for the fiscal years ended July 1, 1995, June 29, 1996, and June 28, 1997

      2.    Financial Statement Schedules

            The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

            Report of KPMG Peat Marwick LLP, Independent Auditors

            Condensed Financial Information of Factory Card Outlet Corp. - Balance Sheets -- June 28, 1997 and June 29, 1996

            Condensed Financial Information of Factory Card Outlet Corp. - Statements of Income for the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995

            Condensed Financial Information of Factory Card Outlet Corp. - Statements of Cash Flows for the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995

            Notes to Condensed Financial Information of Factory Card Outlet
            Corp.

      3.    List of Exhibits.

      The following exhibits are included as part of this Annual Report on Form 10-K or incorporated herein by reference.

================================================================================
Exhibit No.                        Description
-----------                        -----------

--------------------------------------------------------------------------------
3.1(1)      Form of Amended and Restated Certificate of Incorporation of the
            Company.
--------------------------------------------------------------------------------
3.2         Amended and Restated By-Laws of the Company.
--------------------------------------------------------------------------------
4.1(1)      Specimen of Registrant's Common Stock Certificate.
--------------------------------------------------------------------------------
10.1(1)     Employment Agreement, dated as of April 6, 1995, by and between the
            Company and Charles R. Cumello.
--------------------------------------------------------------------------------
10.1.1(1)   Loan Agreement, dated as of October 1, 1995, between Factory Card
            Outlet of America Ltd. ("FCO") and Charles R. Cumello.
--------------------------------------------------------------------------------
10.2(1)     Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.
--------------------------------------------------------------------------------
10.3(1)     Supply Agreement, dated as of August 2, 1996, by and between the
            Company and Fine Art Developments, p.l.c.
--------------------------------------------------------------------------------
10.4(1)     Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.
--------------------------------------------------------------------------------
10.5(1)     Lease Agreement between the Company and Elk Grove Village Industrial
            Park Ltd., dated July 17, 1995.
--------------------------------------------------------------------------------
10.5.1(1)   Industrial Building Lease dated as of October 28, 1996 by and between Centerpoint Realty Services Corporation and FCO.
--------------------------------------------------------------------------------
10.6.1(1)   1989 Stock Option Plan of the Company, as amended.
--------------------------------------------------------------------------------
10.6.2(1)   1996 Employee Stock Purchase Plan of the Company.
--------------------------------------------------------------------------------
10.6.3(1)   Incentive Savings Plan of the Company.
--------------------------------------------------------------------------------
10.7(1)     Business Loan Agreement dated as of November 10, 1995 among the
            Company, FCO and Bank One, Chicago, N.A. ("Bank One"), as amended.
================================================================================

================================================================================
Exhibit No.                        Description
-----------                        -----------

--------------------------------------------------------------------------------
10.7.1(1)   Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.
--------------------------------------------------------------------------------
10.7.2(1)   Promissory Note dated as of May 1, 1995 from the Company and FCO to
            Bank One.
--------------------------------------------------------------------------------
10.7.3(1)   Business Loan Agreement dated as of November 1, 1996 among the
            Company, FCO and Bank One.
--------------------------------------------------------------------------------
10.7.4      Commitment letter dated September 9, 1997 from Bank One.
--------------------------------------------------------------------------------
10.8(1)     Loan Agreement dated as July 2, 1996 by and between FCO and Petra
            Capital, L.L.C. ("Petra")
--------------------------------------------------------------------------------
10.8.1(1)   Stock Purchase Warrant dated July 2, 1996 by and between the Company and Petra, as amended.
--------------------------------------------------------------------------------
10.8.2(1)   Secured Promissory Note dated July 2, 1996 by and between FCO and
            Petra.
--------------------------------------------------------------------------------
10.8.3(1)   Security Agreement dated July 2, 1996 by and between FCO and Petra.
--------------------------------------------------------------------------------
10.8.4(1)   Guaranty Agreement dated July 2, 1996 by and between the Company and
            Petra.
--------------------------------------------------------------------------------
10.9.1(1)   Loan Agreement dated November 15, 1995 by and between FCO and Sirrom
            Capital Corporation ("Sirrom").
--------------------------------------------------------------------------------
10.9.2(1)   Stock Purchase Warrant dated November 15, 1995 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.3(1)   Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.4(1)   Security Agreement dated November 15, 1995 by and between FCO and
            Sirrom.
--------------------------------------------------------------------------------
10.9.5(1)   Guaranty Agreement dated November 15, 1995 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.6(1)   First Amendment to Loan Agreement and Loan Documents dated June 28,
            1996 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.7(1)   Stock Purchase Warrant dated June 28, 1996 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.8(1)   Secured Promissory Note dated June 28, 1996 by and between FCO and
            Sirrom.
--------------------------------------------------------------------------------
10.9.9(1)   Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.9.10(1)  Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.10.1(1)  Term Lease Master Agreement dated October 28, 1996 by and between
            FCO and IBM Credit Corporation.
--------------------------------------------------------------------------------
10.10.2(1)  Master Lease Agreement dated August 19, 1996 by and between FCO and
            Symbol Lease, Inc.
--------------------------------------------------------------------------------
21.1(1)     List of the subsidiaries of the Company.
--------------------------------------------------------------------------------
23.1        Consent of KPMG Peat Marwick LLP.
--------------------------------------------------------------------------------
24.1        Power of Attorney (contained on the signature page of this
            Resignation Statement).
--------------------------------------------------------------------------------
27.1        Financial Data Schedule.
================================================================================

Notes

1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-13827 as filed with the Commission on December 12, 1996.

      (b)   Reports on Form 8-K.

      On June 6, 1997, the Company filed a Form 8-K discussing the lowering of its performance expectations for fiscal year 1997.

      On September 3, 1997, the Company filed a Form 8-K announcing its intention to change its fiscal year-end from June to January.

                               POWER OF ATTORNEYS

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stewart M. Kasen and Charles R. Cumello, and each of them, each with full power to act without the other, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby, ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 1997             FACTORY CARD OUTLET CORP.

                                             /s/ Charles R. Cumello
                                           -------------------------------------
                                       By: Charles R. Cumello, President, Chief
                                           Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

=========================================================================================================
               Signatures                          Title                                   Date
---------------------------------------------------------------------------------------------------------

      /s/ Stewart M. Kasen
-----------------------------------                                                 September 25, 1997
            Stewart M. Kasen               Chairman of the Board
---------------------------------------------------------------------------------------------------------

      /s/ Charles R. Cumello
------------------------------------                                                September 25, 1997
           Charles R. Cumello              President and Director
                                           (principal executive officer)
---------------------------------------------------------------------------------------------------------

      /s/ Glen J. Franchi
-----------------------------------                                                 September 25, 1997
             Glen J. Franchi               Executive Vice President and Treasurer
                                           (principal financial and accounting
                                           officer)
---------------------------------------------------------------------------------------------------------


-----------------------------------                                                 September __, 1997
            Michael I. Barach              Director
---------------------------------------------------------------------------------------------------------

       /s/ Dr. Robert C. Blattberg
-----------------------------------                                                 September 26, 1997
         Dr. Robert C. Blattberg           Director
---------------------------------------------------------------------------------------------------------

      /s/ Bart A. Brown, Jr.
-----------------------------------                                                 September 25, 1997
           Bart A. Brown, Jr.              Director
---------------------------------------------------------------------------------------------------------


-----------------------------------                                                 September __, 1997
           Richard A. Doppelt              Director
---------------------------------------------------------------------------------------------------------

      /s/ William E. Freeman
-----------------------------------                                                 September 25, 1997
           William E. Freeman              Director
---------------------------------------------------------------------------------------------------------

      /s/ J. Bayard Kelly
-----------------------------------                                                 September 25, 1997
             J. Bayard Kelly               Director
---------------------------------------------------------------------------------------------------------


-----------------------------------                                                 September __, 1997
           James L. Nouss, Jr.             Director
=========================================================================================================

                          INDEX TO FINANCIAL STATEMENTS

                            FACTORY CARD OUTLET CORP.

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets as of June 28, 1997 and June 30, 1996........... F-3

Consolidated Statements of Income for the fiscal years ended June 28, 1997,.
     June 29, 1996 and July 1, 1995......................................... F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended..
     June 28, 1997, June 29, 1996 and July 1, 1995.......................... F-5

Consolidated Statements of Cash Flows for the fiscal years ended, June 28,..
     1997, June 29, 1996 and July 1, 1995................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

                          Independent Auditors' Report

The Board of Directors and Shareholders
Factory Card Outlet Corp.

      We have audited the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of June 28, 1997 and June 29, 1996, and the related statements of income, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended June 28, 1997. These consolidated financial statements are the responsibility of the management of Factory Card Outlet Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended June 28, 1997 in conformity with generally accepted accounting principles.


                                                  /s/ KPMG PEAT MARWICK LLP


Chicago, Illinois
August 8, 1997, except as to Note 14,
"Subsequent Events," which is as
of September 9, 1997

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                                June 28,       June 29,
                                                                                                  1997           1996
                                                                                              ------------   ------------
                                      ASSETS
Current assets:
   Cash                                                                                       $     51,180   $    202,344
   Receivables                                                                                     947,583        248,888
   Due from related parties                                                                             --        187,711
   Inventories                                                                                  55,358,616     41,803,820
   Prepaid expenses                                                                              1,322,420        603,647
   Deferred income taxes                                                                           207,333        302,490
                                                                                              ------------   ------------
    Total current assets                                                                        57,887,132     43,348,900
Fixed assets, net                                                                               26,063,766     14,923,891
Deferred financing costs                                                                                --        244,405
Deferred income taxes                                                                                   --        312,052
Other assets                                                                                     1,750,709        250,594
                                                                                              ------------   ------------
     Total assets                                                                             $ 85,701,607   $ 59,079,842
                                                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations                                                $  1,138,654   $    676,012
   Accounts payable                                                                             14,361,283     12,125,070
   Due to related parties                                                                        3,192,596      3,679,887
   Income taxes payable                                                                            503,544        282,771
   Accrued expenses                                                                              3,091,532      2,980,656
                                                                                              ------------   ------------
     Total current liabilities                                                                  22,287,609     19,744,396

Revolving credit note payable                                                                    3,775,400     13,127,155
Subordinated debentures, net of discount                                                                --      4,720,865
Long-term debt                                                                                      20,602        664,223
Capital lease obligations                                                                        2,755,510        137,561
Deferred rent liabilities                                                                        4,411,584      3,561,851
Deferred income taxes                                                                              177,467             --
                                                                                              ------------   ------------
     Total liabilities                                                                          33,428,172     41,956,051
                                                                                              ------------   ------------

Stockholders' equity:
   Preferred stock-Series A, B and C convertible, $.01 par value. Authorized:
      10,000,000 shares at June 28, 1997 and 20,000 Series A shares, 34,750 Series B shares, and 30,000 Series C shares at June 29, 1996.
      No preferred stock issued or outstanding at June 28, 1997.                                        --     14,456,506
      Issued and outstanding: 20,000 Series A, 32,416 Series B shares at June 29, 1996
   Common stock - $.01 par value at June 28, 1997 and no par value at June
      29, 1996. Voting class - authorized 50,000,000 shares; 7,231,211 shares issued and outstanding at June 28, 1997 and 933,720 at June 29, 1996.
      Non-voting class - authorized 205,000 shares, no shares issued or outstanding.                72,312      3,050,211
   Additional paid-in capital                                                                   50,950,900             --
   Retained earnings (deficit)                                                                   1,327,532       (382,926)
   Less: cost of common stock held in treasury, 8,697 shares at June 28, 1997.                     (77,309)            --
                                                                                              ------------   ------------
      Total stockholders' equity                                                                52,273,435     17,123,791
                                                                                              ------------   ------------
      Total liabilities and stockholders' equity                                              $ 85,701,607   $ 59,079,842
                                                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income

                                                                         Years ended
                                                          ----------------------------------------
                                                              June 28,      June 29,     July 1,
                                                               1997          1996         1995
                                                          -------------   -----------  -----------
Net sales                                                 $ 133,945,916   $94,589,013  $63,174,091
   Cost of sales and occupancy                               83,831,969    59,139,402   39,756,651
                                                          -------------   -----------  -----------
Gross profit                                                 50,113,947    35,449,611   23,417,440
Selling, general and administrative expenses                 45,226,940    33,732,517   22,316,263
                                                          -------------   -----------  -----------
   Income from operations                                     4,887,007     l,717,094    1,101,177
Interest expense                                              1,401,596     1,528,969      411,553
                                                          -------------   -----------  -----------
  Income before taxes and extraordinary item                  3,485,411       188,125      689,624
Income taxes                                                  1,462,067       117,884      322,100
                                                          -------------   -----------  -----------
  Income before extraordinary item                            2,023,344        70,241      367,524
Extraordinary item- loss on early retirement of debt,
      net of income tax benefit of $226,572                    (312,886)           --           --
                                                          -------------   -----------  -----------
   Net income                                             $   1,710,458   $    70,241  $   367,524
                                                          =============   ===========  ===========

Net income per common and common equivalent share:
     Before extraordinary item                            $        0.31   $      0.01  $      0.08
     Extraordinary item                                           (0.05)           --           --
                                                          -------------   -----------  -----------
     Net income per common and common equivalent share    $        0.26   $      0.01  $      0.08
                                                          =============   ===========  ===========

    Weighted average common and common equivalent shares
      outstanding                                             6,562,013     5,049,869    4,838,570
                                                          =============   ===========  ===========

          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDARY

                Consolidated Statements of Stockholders' Equity

                                                Preferred stock                      Common stock            Additional
                                             ------------------------          -----------------------        paid-in
                                             Shares         Amount              Shares        Amount          capital
                                             ------      ------------          -------      -----------     ------------
Balance at June 30, 1994                     20,000      $  3,077,248          803,200      $ 2,000,000     $       --
Net income                                     --                --               --               --               --
Issuance of Series B convertible
   preferred stock                           32,416        11,379,258             --               --               --
Common stock issued in lieu of
   interest                                    --                --             66,264          236,750             --
Acquisition of subsidiary's minority
   interest                                    --                --             64,256          400,000             --
                                            --------     ------------      -----------      -----------     ------------
Balance at July 1, 1995                      52,416        14,456,506          933,720        2,636,750             --
Net income                                     --                --               --               --               --
Additional paid in capital
   attributable to common stock
   warrants                                    --                --               --            413,461             --
                                            --------     ------------      -----------      -----------     ------------
Balance at June 29, 1996                     52,416        14,456,506          933,720        3,050,211             --
Net income                                     --                --               --               --               --
Issuance of Series C convertible
   preferred stock                           25,639         9,739,437             --               --               --
Additional paid in capital
   attributable to common
   stock warrants                              --                --               --            264,012             --
Conversion of all convertible
   preferred stock to common stock          (78,055)      (24,195,943)       3,134,674       24,195,943             --
Redesignation of common stock
   from no par value to $.01 par value         --                --               --        (27,469,483)      27,469,483
Issuance of common stock-
   initial public offering                     --                --          2,944,050           29,441       23,093,418
Exercise of stock options and warrants         --                --            218,767            2,188          114,359
Income tax benefit from stock
   options exercised                           --                --               --               --             77,414
Purchase of treasury stock at cost             --                --               --               --            (12,377)
Issuance of treasury stock                     --                --               --               --               --
Additional paid in capital from
   compensation stock options                  --                --               --               --            208,603
                                            --------     ------------      -----------      -----------     ------------
Balance at June 28, 1997                       --        $       --          7,231,211      $    72,312     $ 50,950,900
                                            ========     ============      ===========      ===========     ============


                                               Retained              Treasury stock             Total
                                               earnings        ------------------------      stockholders'
                                               (deficit)         Shares         Amount          equity
                                             -----------       ----------     ---------      -------------
Balance at June 30, 1994                     $  (820,691)           --        $    --        $  4,256,557
Net income                                       367,524            --             --             367,524
Issuance of Series B convertible
   preferred stock                                  --              --             --          11,379,258
Common stock issued in lieu of
   interest                                         --              --             --             236,750
Acquisition of subsidiary's minority
   interest                                         --              --             --             400,000
                                            ------------       ---------      ----------     ------------
Balance at July 1, 1995                         (453,167)           --             --          16,640,089
Net income                                        70,241            --             --              70,241
Additional paid in capital
   attributable to common stock
   warrants                                         --              --             --             413,461
                                            ------------       ---------      ----------     ------------
Balance at June 29, 1996                        (382,926)           --             --          17,123,791
Net income                                     1,710,458            --             --           1,710,458
Issuance of Series C convertible
   preferred stock                                  --              --             --           9,739,437
Additional paid in capital
   attributable to common
   stock warrants                                   --              --             --             264,012
Conversion of all convertible
   preferred stock to common stock                  --              --             --                --
Redesignation of common stock
   from no par value to $.01 par value              --              --             --                --
Issuance of common stock-
   initial public offering                          --              --             --          23,122,859
Exercise of stock options and warrants              --             1,529        (12,797)          103,750
Income tax benefit from stock
   options exercised                                --              --             --              77,414
Purchase of treasury stock at cost                  --            20,000       (180,000)         (192,377)
Issuance of treasury stock                          --           (12,832)       115,488           115,488
Additional paid in capital from
   compensation stock options                       --              --             --             208,603
                                            ------------       ---------      ----------     ------------
Balance at June 28, 1997                     $ 1,327,532           8,697      $ (77,309)     $ 52,273,435
                                            ============       =========      ==========     ============

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                      Years Ended
                                                                       -------------------------------------------
                                                                         June 28,       June 29,         July 1,
                                                                           1997           1996            1995
                                                                       ------------   ------------    ------------
Cash flows from operating activities:
   Net income                                                          $  1,710,458   $     70,241    $    367,524
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization of fixed assets                       3,523,449      2,544,310       1,446,370
      Amortization of deferred financing costs and debt discount            337,619        221,948            --
      Extraordinary loss on early retirement of debt                        312,886           --              --
      Amortization of organization costs                                       --            6,644           7,393
      Accrual of stock on subordinated debentures and bridge loan              --             --            11,849
      Deferred income taxes                                                 584,676       (148,831)        (55,266)
      Loss (gain) on the disposal of equipment and vehicles                 358,818         37,439          (2,210)
      Stock option compensation                                             208,603           --              --
      Change in assets and liabilities:
       Decrease (increase) in assets:
         Accounts receivable                                               (510,984)      (314,603)         48,600
         Inventories                                                    (13,554,796)   (16,790,598)     (9,131,663)
         Prepaid expenses                                                  (572,459)      (215,157)        (78,267)
         Other assets                                                    (1,601,572)      (139,480)         21,390
       Increase (decrease) in liabilities:
         Accounts payable                                                 2,850,022      7,661,297       1,823,227
         Accrued expenses                                                   110,876      1,138,558         790,944
         Deferred rent liabilities                                          849,733        588,833         917,606
         Income taxes payable                                               524,758        241,072        (287,109)
                                                                       ------------   ------------    ------------

Net cash used in operating activities                                    (4,867,913)    (5,098,327)     (4,119,612)
                                                                       ------------   ------------    ------------

Net cash used in investing activities - purchase of fixed assets, net   (10,105,930)    (7,071,427)     (6,864,952)
                                                                       ------------   ------------    ------------

Cash flows from financing activities:

   Borrowings under revolving credit note                                70,457,137     36,976,955       7,550,000
   Repayment of borrowings under revolving credit note                  (79,808,892)   (29,649,800)     (6,550,000)
   Payment of bridge loan                                                      --             --        (1,500,000)
   Proceeds from issuance of subordinated debentures                      2,910,836      4,667,973            --
   Retirement of subordinated debentures                                 (8,000,000)          --          (450,000)
   Payments of long-term debt                                            (2,524,459)      (538,242)       (432,447)
   Proceeds from term loan                                                     --          400,000       1,100,000
   Proceeds from issuance of Series B convertible preferred stock              --             --        11,379,258
   Proceeds from issuance of Series C convertible preferred stock         8,638,337           --              --
   Proceeds from issuance of common stock                                23,122,859           --              --
   Proceeds from exercise of employee stock options                         103,750           --              --
   Purchase of treasury stock                                              (180,000)          --              --
   Sale of treasury stock to employee stock purchase plan                   103,111           --              --
                                                                       ------------   ------------    ------------
Net cash provided by financing activities                                14,822,679     11,856,886      11,096,811
                                                                       ------------   ------------    ------------
Net (decrease) increase in cash                                            (151,164)      (312,868)        112,247
Cash at beginning of year                                                   202,344        515,212         402,965
                                                                       ------------   ------------    ------------
Cash at end of year                                                    $     51,180   $    202,344    $    515,212
                                                                       ============   ============    ============

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1) Summary of Significant Accounting Policies

            Organization and Basis of Presentation

                  The consolidated financial statements include the accounts of Factory Card Outlet Corp. (the "Company") and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. ("FCO"). FCO is a chain of company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap, and other special occasion merchandise at everyday value prices in 18 states as of June 28, 1997.

                  All intercompany balances have been eliminated in consolidation.

            Fiscal Years

                  The Company's fiscal year ends on the Saturday closest to June
      30. The years ended June 28, 1997, June 29, 1996, and July 1, 1995, referred to as fiscal 1997, 1996, and 1995, respectively, each consist of a 52-week period.

                  In January of 1998, the Company will change its fiscal year-end to the Saturday closest to January 31 and will use January as its fiscal year-end in the future.

            Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Actual results could differ from those estimates.

            Inventories

                  Inventories are stated at the lower of average cost or net realizable value. All inventory is merchandise inventory. Cost has been determined by the retail method of accounting for inventories. In determining the cost of inventory, the Company includes costs incurred to purchase, store and distribute goods prior to sale.

            Fixed Assets

                  Fixed assets are stated at cost. Depreciation and amortization of fixed assets is computed as follows:

                             Method              Estimated Useful Life
                          -------------    ------------------------------------

Fixtures and equipment    Straight-line    3 to 10 years
Leasehold improvements    Straight-line    Remaining initial term of the leases

                  Amortization related to capital leases is included in depreciation and amortization. Software costs are capitalized and amortized on a straight-line basis over a three- or five-year period. Unamortized software costs included in fixtures and equipment were $2,070,221 and $1,310,047 as of June 28, 1997 and June 29, 1996,
      respectively. Amortization of these software costs was $545,310 and $337,187 for the fiscal years ended June 28, 1997 and June 29, 1996, respectively.

            Income Taxes

                  The Company and its wholly owned subsidiary, FCO, file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

            Deferred Rent Liabilities

                  Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as reductions of rent expense.

            Store Preopening Expenses

                  Store preopening costs, which include advertising, labor and supply costs, are expensed within the fiscal year of the related store's grand opening. Prepaid expenses at June 28, 1997 and June 29, 1996, include $264,326 and $57,242, respectively, of preopening costs for stores which have not had a grand opening.

            Advertising Expenses

                  The Company expenses advertising costs when the advertising occurs. Advertising production costs incurred before the advertising takes place are recorded as prepaid assets. At June 29, 1996 and July 1, 1995, no amounts were reported as prepaid. For the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995, advertising expense was $4,006,355, $2,471,996 and $1,464,354, respectively.

            Earnings per Share

                  Earnings per share were computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common shares issuable upon the conversion of the preferred stock and common stock options. For the fiscal 1996 and 1995 computations, stock options issued during the twelve-month period prior to the Company's initial public offering in December 1996 have been included in the calculation as if they were outstanding for the entire period using the treasury stock method and the initial public offering price.

            Employee Stock Plans

                  Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company elected application of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its recognition of compensation cost of employee stock option and stock purchase plans. As prescribed by SFAS No. 123, note 7 contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997 and fiscal 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options at grant date.

(2)         Fixed Assets

                                                           1997          1996
        ------------------------------------------------------------------------
        Fixtures and equipment                         $27,116,760   $16,337,565
        Leasehold improvements                           7,942,895     4,578,763
        ------------------------------------------------------------------------

        Total fixed assets                              35,059,655    20,916,328
        Less accumulated depreciation and amortization   8,995,889     5,992,437
        ------------------------------------------------------------------------

        Fixed assets, net                              $26,063,766   $14,923,891
        ------------------------------------------------------------------------

(3)         Debt

            Revolving Credit Agreement

                  The Company has a revolving credit agreement with its bank which permits the Company to borrow up to a maximum $25,000,000. Advances under the agreement, which expires October 1, 1998, are limited based on inventory levels as defined in the agreement. Amounts outstanding under this and preceding agreements totaled $3,775,400 and $13,127,155 at June 28, 1997 and June 29, 1996, respectively. The average borrowings under the agreement were $6,079,600 and $11,215,500 during fiscal years 1997 and 1996, respectively. Interest is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 2.75% over the London Interbank Offered Rate (LIBOR). The bank's prime rate was 8.5% at June 28, 1997 and 8.25% at June 29, 1996. The 30-day LIBOR rate was 5.69% at June 28, 1997. A fee of 0.25% per year is assessed on the unused portion of the line, however if the unused portion exceeds $20,000,000 the fee increases to 0.40%. Borrowings under the revolving credit term note are secured by all business assets of the Company. This agreement contains restrictive covenants, the more significant of which require the maintenance of minimum ratios of total liabilities to net worth and minimum levels of tangible net worth and net working capital. The Company is in compliance with all restrictive covenants at June 28, 1997.

            Secured Subordinated Debentures

                  On July 2, 1996, the Company issued $3,000,000 of secured subordinated debt bearing annual interest at 12.5%. For the first seven months of the agreement, interest was payable at a rate of 7.5% with the remaining 5% interest accruing until February 1, 1997, when all unpaid interest was due and payable. At the time of issuance, the lender received a warrant for the right to purchase 76,223 shares of non-voting common stock exercisable until July 1, 2001 at $0.0025 per share.

                  On November 15, 1995, the Company entered into a $4,000,000 subordinated debt agreement bearing interest at 12.5%. For the first 18 months of the agreement, interest was payable at a rate of 7.5% with the remaining 5% interest accruing until May 1, 1997, when all unpaid interest was due and payable. At the time of issuance, the lender received a warrant for the right to purchase 95,010 shares of the Company's nonvoting common stock exercisable until November 30, 2000, at $0.0025 per share.

                  In June 1996, the $4,000,000 subordinated debt agreement issued on November 15, 1995 was amended to increase the borrowings by $1,000,000. The additional borrowings bore interest at 12.5%, which was payable monthly. The lender also received a warrant to purchase 24,361 shares of the Company's nonvoting common stock exercisable until July 31, 2001, at $0.0025 per share.

                  The fair market value of the warrants issued under the subordinated debt agreements was $677,473 and was recorded as additional paid in capital on common stock and as a discount on the face amount of the debt. Amortization of the discount and the related financing costs recognized was $205,304 and $132,315, respectively, during the fiscal year ended June 28, 1997 and $134,326 and $87,622, respectively, for the fiscal year ended June 29, 1996.

                  All subordinated debt outstanding was retired in December 1996. As a result, the Company recognized an extraordinary loss of $312,886, net of the income tax benefit of $226,572, associated with the early retirement of this subordinated debt.

            Long-term debt

                  Long-term debt consists principally of motor vehicle and equipment loans.

                                                                     1997       1996
---------------------------------------------------------------------------------------
Term Loan                                                          $    --  $ 1,099,152
Various installment notes payable, due in monthly installments through fiscal 2001, each including interest at rates ranging
        from 2.9% to 11.36%, secured by motor vehicles              67,870     118,276
---------------------------------------------------------------------------------------

    Total long-term debt                                            67,870   1,217,428
    Less current maturities of long-term debt                       47,269     553,205
---------------------------------------------------------------------------------------

    Long-term portion                                              $20,601  $  664,223
=======================================================================================

                  On May 1, 1995 the Company entered into a term loan agreement with a bank for $1,500,000. The term loan was secured by computer equipment and software. Interest on the amount borrowed was calculated at a fixed rate of 8.08%. This term loan was repaid in December 1996.

                  Maturities of long-term debt are as follows:

Fiscal year                                                               Amount
--------------------------------------------------------------------------------

  1998                                                                   $47,269
  1999                                                                    16,432
  2000                                                                     4,169
--------------------------------------------------------------------------------

  Total                                                                  $67,870
================================================================================

                  On April 20, 1994, the Company entered into a term loan agreement for $1,500,000 with one of the Company's shareholders. This term loan matured and was repaid on July 20, 1994. Interest on this loan accrued at a rate of 12% on the outstanding and unpaid principal amount and was paid in common stock. In addition, the Company paid a facility fee at maturity, as specified in the term loan agreement.

                  Subordinated debentures issued during fiscal year 1991, held by shareholders and directors of the Company, matured on July 20, 1994. Interest on the debentures accrued at the rate of 8.032 shares of common stock per quarter for each $1,000 of debentures. Common stock totaling $236,750 was issued upon maturity of the debentures in fiscal 1995.

            (4) Lease Commitments

                  The Company, through its FCO subsidiary, conducts substantially all of its operations using leased premises. Store and office leases provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of FCO and/or the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

                  The cost of fixed assets held under capital leases and included in fixed assets was $4,430,927 and $416,879 at June 28, 1997 and June 29, 1996, respectively. Accumulated amortization related to such fixed assets was $329,930 and $77,628 at June 28, 1997 and June 29, 1996, respectively. Fixed assets held under capital leases consist principally of point of sale systems and equipment, and office and warehouse equipment.

                  The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of June 28, 1997:

                                                          Capital      Operating
Fiscal year                                               leases        leases
--------------------------------------------------------------------------------

1998                                                    $1,471,268  $ 15,383,502
1999                                                     1,416,647    15,056,418
2000                                                     1,334,849    14,758,130
2001                                                       345,232    14,453,526
Thereafter                                                      --    61,603,258
--------------------------------------------------------------------------------

Total minimum lease payments                             4,567,996   121,254,834

Less amount representing interest                          721,101            --
--------------------------------------------------------------------------------

Present value of net minimum lease payments (including
long-term obligations of $2,755,510)                    $3,846,895  $         --
================================================================================

                  Rent expense charged to operations under operating leases amounted to $13,860,447, $10,213,885 and $5,904,484 in fiscal years 1997,
      1996 and 1995, respectively.

            (5) Income Taxes

                  Income tax expense (benefit), excluding the tax benefit related to the extraordinary item, consists of:

                                            Current     Deferred      Total
-----------------------------------------------------------------------------
        Fiscal year 1997:
        Federal                           $  796,758   $ 458,930   $1,255,688
        State and local                       80,634     125,745      206,379
-----------------------------------------------------------------------------

                                          $  877,392   $ 584,675   $1,462,067
=============================================================================

        Fiscal year 1996:
        Federal                           $  257,675   $(155,355)  $  102,320
        State and local                        9,040       6,524       15,564
-----------------------------------------------------------------------------

                                          $  266,715   $(148,831)  $  117,884
=============================================================================

-----------------------------------------------------------------------------
        Fiscal year 1995:
        Federal                           $  321,114   $ (52,958)  $  268,156
        State and local                       56,252      (2,308)      53,944
-----------------------------------------------------------------------------

                                          $  377,366   $ (55,266)  $  322,100
=============================================================================

                  Income tax expense differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

================================================================================
                                                       1997      1996      1995
--------------------------------------------------------------------------------

Computed "expected" tax expense                        34.0%     34.0%     34.0%
Increase in income taxes resulting from:
    State and local income taxes, net of
      Federal income tax benefit                        4.4       4.6       5.4
    Non-deductible meals and entertainment               .8      15.8       2.1
    Non-deductible life insurance premiums               .5       6.8       1.8
    Non-deductible penalty                               --        --       1.7
    Other, net                                          2.3       1.5       1.7
--------------------------------------------------------------------------------

Income tax expense                                     62.7%     42.0%     46.7%
================================================================================

                  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

================================================================================
                                                  1997         1996       1995
--------------------------------------------------------------------------------
Deferred tax assets related to:
  Alternative minimum tax credit              $  456,900   $  382,682  $ 158,393
  Deferred rent liabilities                      749,651      542,593    444,325
  Accrued expenses                                92,762      209,652    149,634
  Inventories                                    114,570       92,837         --
  Debt discount and deferred financing costs          --       60,211         --
--------------------------------------------------------------------------------

Total gross deferred tax assets                1,413,883    1,287,975    752,352
--------------------------------------------------------------------------------
Deferred tax liabilities related to:
  Fixed assets                                 1,384,017      673,433    284,140
  Other                                               --           --      2,501
--------------------------------------------------------------------------------

Total gross deferred tax liabilities           1,384,017      673,433    286,641
--------------------------------------------------------------------------------

Net deferred tax asset                        $   29,866   $  614,542  $ 465,711
================================================================================

                  Management believes that, with respect to deferred tax assets, no valuation allowance was necessary at June 28, 1997 and June 29, 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these criteria, management has determined that it is more likely than not the Company will realize the benefits of these deductible differences.

            (6) Stockholders' Equity

            Convertible Preferred Stock - Series A, B and C

                  Series A Convertible Preferred Stock, $.01 par value, was issued on July 10, 1989. Each share of this stock was convertible at the holders' discretion into 40.16 shares of common stock. Prior to the Series B Convertible Preferred Stock offering outlined below, the Series A Convertible Preferred Stock was redeemable at the holders' election at a price equal to the liquidation amount defined in the stock purchase agreement plus 9% compounded annually from July 10, 1989, reduced by any prior distribution amounts. Upon issuance of the Series B Convertible Preferred Stock, accretion related to the Series A Convertible Preferred Stock ceased and the redemption amount was fixed at $3,077,248.

                  Effective as of July 15, 1994, the Company entered into a stock purchase agreement whereby it issued its Series B Convertible Preferred Stock, $.01 par value per share. Each share of Series B Convertible Preferred Stock was convertible at the holder's discretion into 40.16 shares of common stock. The Company could require the conversion of all of the outstanding shares of Series B Convertible Preferred Stock into shares of the Company's common stock in the event of an underwritten public offering of shares of the Company's common stock within the guidelines set forth in the stock purchase agreement.

                  On August 2, 1996, 25,639 shares of Series C Convertible Preferred Stock, $0.01 par value, were issued in the amount of $9,739,437, net of related issue costs. The conversion, redemption and other provisions of this series of preferred stock were identical to those of the Series A and Series B Convertible Preferred Stock.

                  On December 12, 1996, each share of Convertible Preferred Stock was converted into 40.16 shares of common stock. Upon conversion, all rights and designations of the Convertible Preferred Stock were canceled.

            Acquisition of Subsidiary's Minority Interest

                  In September 1992, the Company entered into an agreement with The Card Mart ("Card Mart"), an entity in which a former director of the Company had a partnership interest, to form FCOA-Baltimore. FCO managed the operation of FCOA-Baltimore, a chain of specialty stores in the Baltimore-Washington metropolitan area offering a discount price format consistent with that of FCO's other stores. Because FCOA-Baltimore was a controlled subsidiary, the consolidated financial statements of the Company include the accounts of FCOA-Baltimore.

                  In October 1994, FCOA-Baltimore was merged with and into FCO. In connection with the merger, Card Mart, the holder of all of the FCOA-Baltimore preferred stock, received 64,256 shares of the Company's common stock in exchange for its interest in FCOA-Baltimore. The acquisition of this interest was accounted for as a purchase. No goodwill was recognized for this transaction as the book value of the net assets acquired approximated their fair market value.

            Preferred Stock

                  Preferred stock may be issued from time to time in one or more series at the discretion of the Company's Board of Directors. Different series of preferred stock shall not be construed to constitute different classes of shares for the purposes of voting by classes unless expressly provided. All preferred stock rights are granted at the discretion of the Board of Directors.

            Common Stock

                  In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. The proceeds were used to retire the Company's secured subordinated debt, a term loan and the outstanding borrowings under the revolving credit facility totaling approximately $19,146,000. In January 1997, an additional 394,050 shares of common stock were sold pursuant to an underwriters' over-allotment option. Net proceeds to the Company from the offering, after deducting associated expenses, totaled $23,122,859.

                  The voting, dividend, and liquidation rights of the holders of common stock are subordinated to the rights of the holders of preferred stock of any series. The holders of common stock are entitled to one vote for each share, except for the holders of the non-voting class.

            At June 28, 1997 shares of common stock were reserved for the following purposes:

Exercise of outstanding stock options                                  1,023,841
Granting of additional stock options                                     133,004
Warrants convertible to common stock                                      76,224
                                                                       ---------
                                                                       1,233,069
                                                                       =========

            Treasury Stock

                  In December 1996, the Company purchased 20,000 shares of its common stock at a cost of $180,000. In April 1997, 12,382 of these shares were sold to employees under the 1996 Employee Stock Purchase Plan (refer to note 9).

            Dividend Restrictions

                  The Company must obtain the written consent of the holder of the revolving credit note prior to declaring or paying dividends at any time.

(7)         Stock Option Plan

                  A stock option plan was approved by the stockholders of the Company in July 1989 to provide additional incentives and opportunities through stock ownership to employees, outside directors and consultants of the Company. Under the plan, incentive stock options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but shall not be more than ten years from the date of grant. Options are exercisable in accordance with the plan and generally vest at the rate of 20% to 25% per year from the date of grant.

                  The Company applies APB Opinion No. 25 in accounting for its plan. In July 1996, the Company granted options to purchase 351,400 shares of common stock to certain individuals, including employees and directors, at an option price of $2.49 per share. Options to purchase 190,760 shares which were granted to employees vest over four years, and 160,640 options were fully vested in September 1996. Based on the estimated fair value of the Company's common stock at the time of grant of these options of $3.30 per share, the Company recognized compensation expense during the fiscal year ended June 28, 1997 of $208,603. Of the amount recognized during the fiscal year ended June 28, 1997, $146,000 related to options which were fully vested in September 1996. The estimated fair value of the Company's common stock used in accounting for these options was based on information from various sources which included a valuation prepared by Avalon Group Ltd. (Avalon). At the time of the valuation, the chairman and president of Avalon each owned 100 shares of the Company's Series B preferred stock common stock (or 0.3% of issued and outstanding Series B preferred stock) and each had options to purchase 4,016 shares of the Company's common stock (or 0.8% of weighted average common shares).

                  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                                        1997         1996
--------------------------------------------------------------------------------
Net income -                        As reported     $ 1,710,458    $ 70,241
                                    Pro forma         1,449,941      46,371
Net income per common and common
equivalent share -                  As reported            0.26        0.01
                                    Pro forma              0.22        0.01
================================================================================

                  Pro forma net income reflects only options granted in fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of generally four years and compensation cost for options granted prior to July 1, 1995 is not considered.

                  The per share weighted-average fair value of stock options granted during fiscal years 1997 and 1996 was estimated using the Black Scholes Option-Pricing Model with the following weighted-average assumptions; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.2%, volatility of 60% and an expected life of approximately two years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, volatility of 60% and an expected life of approximately three years.

            Stock option activity is as follows:

----------------------------------------------------------------------------------------------------------
                                                    1997                            1996
----------------------------------------------------------------------------------------------------------
                                        Number of    Weighted-average   Number of     Weighted-average
                                         shares     exercise price per   shares   exercise price per share
                                                          share
----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          739,346        $ 2.36           707,218          $ 2.38
     Granted                              432,083          3.58            72,288            2.49
     Exercised                           (99,396)          1.17                 -               -
     Forfeited                           (48,192)          3.11          (40,160)            3.05
----------------------------------------------------------------------------------------------------------
Outstanding at end of year              1,023,841          2.97           739,346            2.36
----------------------------------------------------------------------------------------------------------

Exercisable at end of year                568,560          2.85           394,672            1.89
----------------------------------------------------------------------------------------------------------
Weighted-average fair value of
 options granted during the year                           1.69                              1.62
----------------------------------------------------------------------------------------------------------
Available for future grants at end of
year                                      133,004                         212,446
----------------------------------------------------------------------------------------------------------

            Information about options outstanding and exercisable at June 28, 1997 is as follows:

-------------------------------------------------------------------------------------------------------------------
                                  Options Outstanding                              Options Exercisable
-------------------------------------------------------------------------------------------------------------------
     Range of             Number        Weighted Average     Weighted               Number          Weighted Average
 Exercise Prices    Outstanding as of       Remaining         Average           Exercisable as of    Exercise Price
                      June 28, 1997     Contractual Life     Exercise            June 28, 1997
                                                               Price
-------------------------------------------------------------------------------------------------------------------
$0.62 to  0.62             170,680               2.03         $ 0.62                170,680                $0.62
 2.49 to  2.49             692,157               8.35           2.49                287,846                 2.49
 5.50 to  6.23              88,344               6.59           6.22                 69,874                 6.23
 8.25 to  9.00              69,660               9.50           8.92                 40,160                 9.00
11.00 to 11.00               3,000               9.58          11.00                      -                    -
-------------------------------------------------------------------------------------------------------------------
 0.62 to 11.00           1,023,841               7.23         $ 2.97                568,560                $2.85
===================================================================================================================

            (8) Incentive Savings Plan

                  The Incentive Savings Plan (the Plan) is a defined contribution plan sponsored by the Company for all eligible employees. Participants of the Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service.

                  The Company makes a discretionary matching contribution to the Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal years ended 1997, 1996 and 1995, the Company's discretionary matching contributions to the Plan were $121,810, $86,043 and $53,661, respectively. The Plan also allows for a discretionary base contribution to be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

            (9) Employee Stock Purchase Plan

                  Effective December 12, 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5,500 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering period. Through June 28, 1997, withholdings from employees for purchases under the Plan totaled $161,471.

            (10) Related-party Transactions

                  FCO made inventory purchases of $3,474,412 and $3,548,388 in fiscal 1997 and 1996, respectively, from a company which is beneficially owned by a stockholder of the Company who is also a director of the Company. These purchases represented approximately 4.8% and 6.2% of FCO's total inventory purchases in fiscal 1997 and 1996, respectively. At June 28, 1997, FCO had no outstanding amounts payable related to these purchases. At June 29, 1996, FCO owed $186,167 for these purchases.

                  During fiscal 1996, FCO entered into a 30-month supply agreement with Fine Art Developments, p.l.c. (Fine Art), a publicly owned United Kingdom company, requiring FCO to purchase a minimum of 42% of its greeting card purchases from Fine Art each year. During fiscal 1997 and 1996, FCO purchased $5,337,819 and $4,927,014 of its greeting card purchases from Fine Art. At June 28,1997 and June 29, 1996, FCO owed $3,192,596 and $3,493,720 to Fine Art for these purchases. In August 1996, Fine Art purchased 2,600 shares of convertible preferred stock of the Company.

                  During fiscal 1996, the Company made a loan in the amount of $175,000 to its President and Chief Executive Officer to assist with relocation expenses. The loan bears interest at the prime rate of the Company's bank. The principal balance of the loan was repaid in August 1996.

            (11) Supplemental Cash Flow Information

                                                   1997        1996      1995
--------------------------------------------------------------------------------

Cash paid during the fiscal year for:
   Interest                                     $1,441,114  $1,173,344  $634,910
   Income taxes                                    350,014      26,276   688,574
================================================================================

            Supplemental disclosure of non-cash financing activities:

            Capital lease obligations incurred and notes payable issued for equipment and vehicle purchases were $4,961,429 , $255,487 and $191,938 in fiscal years 1997, 1996 and 1995, respectively.

            In August 1996, the Company exchanged Series C Preferred stock for consideration of trade accounts payable of $1,101,100.

            On December 12, 1996, all outstanding shares of Convertible
              Preferred stock were converted into 3,134,674 shares, or $24,195,943 of common stock.

            Additional paid in capital of $264,012 and $413,461 was recognized for the common stock warrants issued during fiscal 1997 and 1996, respectively.

            Accrued interest of $236,750 was repaid through the issuance of
              $236,750 of common stock in fiscal 1995.

            The Company exchanged FCOA-Baltimore preferred stock of $400,000 for the Company's common stock of $400,000 in fiscal 1995.

            (12) Fair Value of Financial Instruments

                  The Company's financial instruments at June 28, 1997 and June 29, 1996 include trade accounts receivable, trade accounts payable, revolving credit term note payable, subordinated debentures, and long-term debt. The carrying value of trade accounts receivable, trade accounts payable and revolving credit term note payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's subordinated debentures, and long-term debt has been determined based on discounted cash flows using current interest rates of similar instruments and are not materially different from their financial statement carrying values.

            (13) Recent Accounting Pronouncements

                  Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the new standard, as required, in the quarter ending December 1997. For the fiscal year ending June 28, 1997, SFAS No. 128 would not have had a material impact on the Company's earnings per share calculation.

                  SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 effective February 1, 1998, and is evaluating the effects, if any, on the financial statements.

                  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. The Company has determined that SFAS No. 131 will not require the Company to change the way it presents its results in the financial statements to stockholders.

            (14) Subsequent Events

            Lease Commitment

                  Subsequent to June 28, 1997, financing for additional computer equipment was incorporated into an existing master lease agreement in the amount of $1,914,000. Payments on the additional amounts financed will be made over three years.

            Bank Commitment Letter

                  On September 9, 1997, the Company received a commitment letter from its Bank to increase its existing line of credit facility from $25,000,000 to the lesser of $35,000,000 or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest will be payable at an annual rate equal to the bank's prime rate or, at the Company's option, a rate based on LIBOR plus additional basis points variable on the Company's effective debt ratio. In addition, a fee of 0.25% per year will be assessed quarterly on the unused portion of the facility. This commitment letter also contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings. The terms of the commitment letter are subject to the negotiation and execution of definitive loan documents and to satisfactory appraisal results.

            (15) Quarterly Financial Information (Unaudited)

                  Following is a summary of unaudited quarterly information:

--------------------------------------------------------------------------------
                                     First       Second      Third      Fourth
                                    quarter      quarter     quarter    quarter
--------------------------------------------------------------------------------
                                               (Dollars in thousands)
Year ended June 28, 1997:
  Total sales                     $  25,032     $ 37,692    $  30,932   $ 40,289
  Gross profit                        8,035       14,443       11,480     16,156
  Income (loss) before
       extraordinary item           (1,291)          791          242      2,281
  Net income (loss)                 (1,291)          478          242      2,281
  Net income (loss) per share        (0.25)         0.09         0.03       0.29

Year ended June 29, 1996:
  Total sales                     $  16,817     $ 25,109    $  21,707   $ 30,956
  Gross profit                        5,792        9,510        7,719     12,429
  Net income (loss)                 (1,238)          256        (461)      1,513
  Net income (loss) per share        (0.26)         0.05       (0.09)       0.30
================================================================================

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

     Under date of August 8, 1997, except as to Note 14 which is dated as of September 9, 1997, we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of June 28, 1997 and June 29, 1996 and the related statements of income, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended June 28, 1997, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG PEAT MARWICK LLP


Chicago, Illinois
August 8, 1997, except as to Note 14
of the Notes to the Consolidated
Financial Statements which is dated
as of September 9, 1997

                                                                      Schedule I

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          Condensed Financial Information of Factory Card Outlet Corp.
                                 Balance Sheets

                                                                                   June 28,        June 29,
                               ASSETS                                                1997           1996
                                                                                 ------------   ------------
Current assets:
   Cash and cash equivalents                                                     $     17,407   $     17,069
   Due from subsidiary                                                             13,694,429     11,989,469
   Note receivable - subsidiary                                                    32,728,546             --
                                                                                 ------------   ------------
            Total current assets                                                   46,440,382     12,006,538

Investment in subsidiary                                                            5,833,053      5,117,253
                                                                                 ------------   ------------

            Total assets                                                         $ 52,273,435   $ 17,123,791
                                                                                 ============   ============

                       STOCKHOLDERS' EQUITY

    Preferred stock - Series A, B, and C convertible, $.01 par value
      Authorized: 10,000,000 shares at June 28, 1997 and
      20,000 Series A shares, 34,750 Series B shares and 30,000
      Series C shares at June 29, 1996. No preferred stock
      issued or outstanding at June 28,1997.
      Issued and outstanding shares: 20,000 Series A and
      32,416 Series B shares at June 29, 1996.                                   $         --   $ 14,456,506
   Common stock - $.01 par value at June 28,1997 and no par value at June 29,
      1996. Voting class - authorized 50,000,000 shares; 7,231,211 shares issued and outstanding at June 28, 1997 and 933,720 at June 29, 1996.
   Non-voting class - authorized 205,000 shares, no shares
      issued or outstanding                                                            72,312      3,050,211
   Additional paid-in capital                                                      50,950,900             --
   Retained earnings (deficit)                                                      1,327,532       (382,926)
   Less: cost of common stock held in treasury, 8,697 shares at
      June 28, 1997.                                                                  (77,309)            --
                                                                                 ------------   ------------

            Total stockholders' equity                                           $ 52,273,435   $ 17,123,791
                                                                                 ============   ============

           See accompanying notes to condensed financial information.

                                                                      Schedule I

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          Condensed Financial Information of Factory Card Outlet Corp.
                              Statements of Income

                                                        Fiscal Years Ended
                                                 -------------------------------
                                                    June 28,   June 29,  July 1,
                                                     1997       1996      1995
                                                 -----------   -------  --------

Interest income - external                       $       338   $   363  $    342
Interest income - subsidiary note receivable       1,713,059        --        --
Equity in net income of subsidiary                   715,800    69,877   367,182
                                                 -----------   -------  --------
  Income before taxes                              2,429,197    70,240   367,524
Income tax expense                                  (718,739)       --        --
                                                 -----------   -------  --------
  Net income                                     $ 1,710,458   $70,240  $367,524
                                                 ===========   =======  ========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          Condensed Financial Information of Factory Card Outlet Corp.

                            Statements of Cash Flows

                                                                                        Fiscal Years Ended
                                                                            ------------------------------------------
                                                                             June 28,        June 29,        July 1,
                                                                               1997            1996           1995
                                                                            ------------   ------------   ------------
Cash flows from operating activities:
   Net income                                                               $  1,710,458   $     70,240   $    367,524
   Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in net income of subsidiary                                       (715,800)       (69,877)      (367,182)
       Increase in due from subsidiary                                           (53,831)          --      (11,379,258)
                                                                            ------------   ------------   ------------
Net cash provided by (used in) operating activities                              940,827            363    (11,378,916)
                                                                            ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of Series B convertible preferred stock                   --             --       11,379,258
   Proceeds from issuance of Series C convertible preferred stock              8,638,337
   Proceeds from issuance of common stock                                     23,122,859           --             --
   Proceeds from exercise of employee stock options                              103,750           --             --
   Purchase of treasury stock                                                   (180,000)          --             --
   Sale of treasury stock to employee stock purchase plan                        103,111           --             --
                                                                            ------------   ------------   ------------
Net cash provided by financing activities                                     31,788,057           --       11,379,258

Cash used in investing activities - Increase in note receivables
   from subsidiary                                                           (32,728,546)          --             --
                                                                            ------------   ------------   ------------

Net increase in cash                                                                 338            363            342

Cash at beginning of year                                                         17,069         16,706         16,364
                                                                            ------------   ------------   ------------
Cash at end of year                                                         $     17,407   $     17,069   $     16,706
                                                                            ============   ============   ============

Supplemental disclosures of cash flow information:
    Noncash financing activities -
      In August 1996, the Company exchanged Series C Preferred stock
        for consideration of its subsidiary's trade accounts payable        $  1,101,100   $       --     $       --
      On December 12,1996, all outstanding shares of Convertible
        Preferred stock were converted into 3,134,674 shares of
        Common stock                                                          24,195,943           --             --
      Additional paid in capital recognized for common stock warrants            264,012        413,461           --
      The Company exchanged FCOA - Baltimore preferred stock
        for the Company's common stock in 1995                                      --             --          400,000
      Accrued interest repaid through the issuance of common stock in 1995          --             --          236,750
                                                                            ============   ============   ============

See accompanying notes to condensed financial information.

                                                                      Schedule 1

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

     Notes to Condensed Financial Information of Factory Card Outlet Corp.

--------------------------------------------------------------------------------

(1)   Basis of Accounting

      The Condensed Financial Information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of June 28, 1997 and June 29, 1996 and for each of the years in the three year period ended June 28, 1997. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investments in its subsidiary is recorded on the equity basis.

(2)   Guarantees

      The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Note 3 of "Notes to Consolidated Financial Statements" in the statements.

(3)   Notes Receivable - Subsidiary

      During fiscal year 1997, the Company entered into a note with its subsidiary. Interest is accrued quarterly based on the prime lending rate plus two percent per year. The note and any accrued interest is due and payable on demand.

                                  EXHIBIT INDEX

================================================================================
Exhibit No.                        Description
-----------                        -----------

--------------------------------------------------------------------------------
3.1(1)      Form of Amended and Restated Certificate of Incorporation of the
            Company.
--------------------------------------------------------------------------------
3.2         Amended and Restated By-Laws of the Company.
--------------------------------------------------------------------------------
4.1(1)      Specimen of Registrant's Common Stock Certificate.
--------------------------------------------------------------------------------
10.1(1)     Employment Agreement, dated as of April 6, 1995, by and between the
            Company and Charles R. Cumello.
--------------------------------------------------------------------------------
10.1.1(1)   Loan Agreement, dated as of October 1, 1995, between FCO and Charles
            R. Cumello.
--------------------------------------------------------------------------------
10.2(1)     Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.
--------------------------------------------------------------------------------
10.3(1)     Supply Agreement, dated as of August 2, 1996, by and between the
            Company and Fine Art Developments, p.l.c.
--------------------------------------------------------------------------------
10.4(1)     Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.
--------------------------------------------------------------------------------
10.5(1)     Lease Agreement between the Company and Elk Grove Village Industrial
            Park Ltd., dated July 17, 1995.
--------------------------------------------------------------------------------
10.5.1(1)   Industrial Building Lease dated as of October 28, 1996 by and between Centerpoint Realty Services Corporation and FCO.
--------------------------------------------------------------------------------
10.6.1(1)   1989 Stock Option Plan of the Company, as amended.
--------------------------------------------------------------------------------
10.6.2(1)   1996 Employee Stock Purchase Plan of the Company.
--------------------------------------------------------------------------------
10.6.3(1)   Incentive Savings Plan of the Company.
--------------------------------------------------------------------------------
10.7(1)     Business Loan Agreement dated as of November 10, 1995 among the
            Company, FCO and Bank One, Chicago, N.A. ("Bank One"), as amended.
--------------------------------------------------------------------------------
10.7.1(1)   Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.
--------------------------------------------------------------------------------
10.7.2(1)   Promissory Note dated as of May 1, 1995 from the Company and FCO to
            Bank One.
--------------------------------------------------------------------------------
10.7.3(1)   Business Loan Agreement dated as of November 1, 1996 among the
            Company, FCO and Bank One.
--------------------------------------------------------------------------------
10.7.4      Commitment Letter dated September 9, 1997 from Bank One.
--------------------------------------------------------------------------------
10.8(1)     Loan Agreement dated as July 2, 1996 by and between FCO and Petra
            Capital, L.L.C. ("Petra")
--------------------------------------------------------------------------------
10.8.1(1)   Stock Purchase Warrant dated July 2, 1996 by and between the Company and Petra, as amended.
--------------------------------------------------------------------------------
10.8.2(1)   Secured Promissory Note dated July 2, 1996 by and between FCO and
            Petra.
--------------------------------------------------------------------------------
10.8.3(1)   Security Agreement dated July 2, 1996 by and between FCO and Petra.
--------------------------------------------------------------------------------
10.8.4(1)   Guaranty Agreement dated July 2, 1996 by and between the Company and
            Petra.
--------------------------------------------------------------------------------
10.9.1(1)   Loan Agreement dated November 15, 1995 by and between FCO and Sirrom
            Capital Corporation ("Sirrom").
================================================================================

================================================================================
Exhibit No.                        Description
-----------                        -----------

--------------------------------------------------------------------------------
10.9.2(1)   Stock Purchase Warrant dated November 15, 1995 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.3(1)   Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.4(1)   Security Agreement dated November 15, 1995 by and between FCO and
            Sirrom.
--------------------------------------------------------------------------------
10.9.5(1)   Guaranty Agreement dated November 15, 1995 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.6(1)   First Amendment to Loan Agreement and Loan Documents dated June 28,
            1996 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.7(1)   Stock Purchase Warrant dated June 28, 1996 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------
10.9.8(1)   Secured Promissory Note dated June 28, 1996 by and between FCO and
            Sirrom.
--------------------------------------------------------------------------------
10.9.9(1)   Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.9.10(1)  Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.10.1(1)  Term Lease Master Agreement dated October 28, 1996 by and between
            FCO and IBM Credit Corporation.
--------------------------------------------------------------------------------
10.10.2(1)  Master Lease Agreement dated August 19, 1996 by and between FCO and
            Symbol Lease, Inc.
--------------------------------------------------------------------------------
21.1(1)     List of the subsidiaries of the Company.
--------------------------------------------------------------------------------
23.1        Consent of KPMG Peat Marwick LLP.
--------------------------------------------------------------------------------
24.1        Power of Attorney (contained on the signature page of this
            Resignation Statement).
--------------------------------------------------------------------------------
27.1        Financial Data Schedule.
================================================================================

Notes

1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-13827 as filed with the Commission on December 12, 1996.