Form 10-Q
period 1997-09-27
FACTORY CARD OUTLET CORP
filed 1997-11-10
CIK 1024441

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 27, 1997

                            Commission file number 21859.

                              FACTORY CARD OUTLET CORP.
   -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                       DELAWARE                                36-3652087
             ----------------------------           --------------------------
              (State or other jurisdiction of        (I.R.S. employer
              incorporation or organization)         identification no.)

                                  745 Birginal Drive
                             Bensenville, Illinois  60106
   -----------------------------------------------------------------------------
                  (Address of principal executive offices, zip code)


Registrant's telephone number, including area code:  (630) 238-0010

Indicate by check mark whether the registrant   (1)  has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____.

The number of shares of common stock outstanding at November 3, 1997 was 7,249,235.

                              Factory Card Outlet Corp.

                                      Form 10-Q

                       For the Quarter Ended September 27, 1997
                                        Index

Part I.  Financial Information                                    Page No.

Item 1.  Financial Statements (unaudited):

    Consolidated Balance Sheets as of
    September 27, 1997 and June 28, 1997.                            3

    Consolidated Statements of Income for the
    three fiscal months ended September 27, 1997
    and September 28, 1996.                                          4

    Consolidated Statements of Cash Flows
    for the three fiscal months ended September 27, 1997
    and September 28, 1996.                                          5

    Notes to Consolidated Financial Statements                       6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9-11

Part II. Other Information                                           12

Signatures                                                           13

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets


                                                        September 27,           June 28,
                                                             1997                  1997
                                                         ------------          -----------
                                                         (Unaudited)
                          ASSETS

Current assets:
  Cash.................................................  $    201,358          $    51,180
  Receivables..........................................     1,184,735              947,583
  Inventories..........................................    70,368,206           55,358,616
  Prepaid expenses.....................................     1,408,937            1,322,420
  Deferred income taxes................................     2,026,559              207,333
                                                         ------------          -----------
    Total current assets...............................    75,189,795           57,887,132

Fixed assets, net......................................    30,893,946           26,063,766
Other assets...........................................     2,348,770            1,750,709
                                                         ------------          -----------
    Total assets.......................................  $108,432,511          $85,701,607
                                                         ------------          -----------
                                                         ------------          -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations..........  $  1,725,473          $ 1,138,654
  Accounts payable.....................................    21,703,065           14,361,283
  Due to related parties...............................     2,724,905            3,192,596
  Income taxes payable.................................       --                   503,544
  Accrued expenses.....................................     5,906,032            3,091,532
                                                         ------------          -----------
    Total current liabilities..........................    32,059,475           22,287,609

Revolving credit note payable..........................    17,471,400            3,775,400
Long-term debt.........................................        11,052               20,602
Capital lease obligations..............................     3,760,378            2,755,510
Deferred rent liabilities..............................     4,763,839            4,411,584
Deferred income taxes..................................       177,467              177,467
                                                         ------------          -----------
    Total liabilities..................................    58,243,611           33,428,172
                                                         ------------          -----------

Stockholders' equity:
  Common stock - $.01 par value. Voting class -
    authorized 50,000,000 shares: 7,239,195 shares
    issued and outstanding at September 27, 1997 and
    7,231,211 shares issued and outstanding at
    June 28, 1997. Non-voting class - authorized
    205,000 shares, no shares issued or outstanding....        72,392               72,312
  Additional paid-in capital...........................    50,941,341           50,950,900
  Retained (deficit) earnings..........................      (824,833)           1,327,532
  Less: cost of common stock held in treasury,
     8,697 shares at June 28, 1997.....................       --                   (77,309)
                                                         ------------          -----------
    Total stockholders' equity.........................    50,188,900           52,273,435
                                                         ------------          -----------
    Total liabilities and stockholders' equity.........  $108,432,511          $83,701,607
                                                         ------------          -----------
                                                         ------------          -----------

                   See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                        Consolidated Statements of Income

                                                        Three Fiscal Months Ended
                                                      -----------------------------
                                                       September 27,  September 28,
                                                            1977           1996
                                                       -------------  -------------
                                                                (Unaudited)

Net sales............................................  $35,315,504    $25,031,848
  Cost of sales and occupancy........................   23,573,930     16,996,375
                                                       -----------    -----------
Gross profit.........................................   11,741,574      8,035,473
Selling, general and administrative expenses.........   14,946,953      9,664,842
                                                       -----------    -----------
  Loss from operations...............................   (3,205,379)    (1,629,369)
Interest expense....................................       380,866        597,297
                                                       -----------    -----------
  Loss before taxes..................................   (3,586,245)    (2,226,666)
Income tax benefit                                      (1,433,880)      (935,200)
                                                       -----------    -----------
  Net loss...........................................  $(2,152,365)   $(1,291,466)
                                                       -----------    -----------
                                                       -----------    -----------
  Net loss per common and common equivalent share....  $     (0.27)   $     (0.26)
                                                       -----------    -----------
                                                       -----------    -----------
  Weighted average common and common equivalent
    shares outstanding...............................    7,894,139      5,049,869
                                                       -----------    -----------
                                                       -----------    -----------

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows


                                                                              Three fiscal Months Ended
                                                                          -----------------------------------
                                                                          September 27,         September 28,
                                                                              1997                  1996
                                                                          -------------         -------------
                                                                                      (Unaudited)

Cash flows from operating activities:
     Net loss..........................................................   $ (2,152,365)         $ (1,291,466)
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization of fixed assets................      1,197,580               752,590
          Amortization of deferred financing costs and debt discount             --                  181,890
          Deferred income taxes........................................     (1,498,821)             (935,200)
          Loss (gain) on the disposal of equipment and vehicles........         16,894                 1,382
          Compensation expense related to stock options................         14,751               164,355
          Change in assets and liabilities:
               Decrease (increase) in assets:
                    Receivables........................................       (237,152)              156,897
                    Inventories........................................    (15,009,590)           (8,806,309)
                    Prepaid expenses...................................        (86,517)             (164,779)
                    Other assets.......................................       (598,061)              (27,558)
               Increase (decrease) in liabilities:
                    Accounts payable...................................      6,874,091             4,362,626
                    Accrued expenses...................................      2,797,839               531,700
                    Deferred rent liabilities..........................        352,255               117,044
                    Income taxes payable...............................       (823,949)             (348,233)
                                                                          -------------         -------------
Net cash used in operating activities..................................     (9,153,045)           (5,305,061)
                                                                          -------------         -------------
Net cash used in investing activities -- purchase of fixed assets, net.     (4,130,237)           (2,046,642)
                                                                          -------------         -------------
Cash flows from financing activities:
     Borrowings under revolving credit note............................     22,683,000            15,536,737
     Repayment of borrowings under revolving credit note...............     (8,987,000)          (19,263,892)
     Payment of long-term debt and capital lease obligations...........       (332,280)             (112,719)
     Proceeds from issuance of subordinated debentures.................           --               2,910,836
     Proceeds from issuance of Series C convertible preferred stock....           --               8,617,083
     Proceeds from exercise of employee stock options..................         14,217                 --
     Sale of treasury stock to employee stock purchase plan............         55,523                 --
                                                                          -------------         -------------
Net cash provided by financing activities..............................     13,433,460             7,488,045
                                                                          -------------         -------------
Net increase in cash...................................................        150,178               136,342
Cash at beginning of period............................................         51,180               202,344
                                                                          -------------         -------------
Cash at end of period..................................................     $  201,358            $  338,686
                                                                          -------------         -------------
                                                                          -------------         -------------

See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1)  Basis of Presentation

The consolidated financial statements included herein include the accounts of Factory Card Outlet Corp. (the Company) and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (FCO). FCO is a chain of company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap, and other special occasion merchandise at everyday value prices in 20 states. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year 1997. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2)  Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended September 27, 1997 and September 28, 1996 include provisions for shrinkage, capitalized overhead costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3)  Earnings Per Share

Earnings per share were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares issuable upon the exercise of warrants and common stock options. Stock options issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for the periods presented, even if antidilutive, using the treasury stock method.

(4)  Debt

Loan and Security Agreement

On October 15, 1997, the Company entered into a Loan and Security Agreement with its Bank increasing its existing line of credit facility from $25,000,000 to the lessor of $35,000,000 or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest will be payable at an annual rate equal to the bank's prime rate or, at the Company's option, a rate based on LIBOR plus additional basis points (ranging from 125 to 225 points) variable on the Company's effective debt ratio. In addition, a fee of 0.25% per year will be assessed quarterly on the unused portion of the facility. This agreement contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings.

Lease Commitments

During the three months ended September 27, 1997, financing for additional computer equipment was incorporated into an existing master lease agreement in the amount of $1,914,000. Payments on the additional amounts financed will be made over the next three years.

(5)  Supplemental Cash Flow Information

                                              Three Fiscal Months Ended
                                            ----------------------------
                                            September 27,  September 28,
                                                1997           1996
                                            -------------  -------------

    Cash paid during the period ended for:
           Interest                         $ 330,097      $ 397,277
           Income taxes                       856,815        371,750

    Supplemental disclosure of non-cash financing activities:

    Capital lease obligations incurred, primarily for point of sale computer equipment, and notes payable on vehicle purchases were $1,914,000 and $86,408 in the three month periods ended September 27, 1997 and September 28, 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; consolidation and relocation of distribution facilities; inventory shrinkage; ability to meet future capital needs; governmental regulations and other factors both referenced and not referenced in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                 Three Fiscal Months Ended
                                              --------------------------------
                                              September 27,      September 28,
                                                  1997               1996
                                              ------------       -------------

Net sales...................................       100.0%             100.0%
Cost of sales and occupancy.................        66.8               67.9
                                              ------------       -------------
  Gross Profit..............................        33.2               32.1
Selling, general and administrative
  expenses..................................        42.3               38.6
                                              ------------       -------------
  Loss from operations......................        (9.1)              (6.5)
Interest expense............................         1.1                2.4
                                              ------------       -------------
  Loss before taxes.........................       (10.2)              (8.9)
Income tax benefit..........................        (4.1)              (3.7)
                                              ------------       -------------
  Net loss..................................        (6.1)%             (5.2)%
                                              ------------       -------------
                                              ------------       -------------
Number of stores open at end of period          162               112

THREE FISCAL MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

    NET SALES. Net sales increased $10.3 million, or 41.2%, to $35.3 million for the three-month period ended September 27, 1997 from $25.0 million for the three-month period ended September 28, 1996. The increase resulted from (i) net sales of $2.7 million from new stores opened during the three-month period, (ii) net sales increase of $6.7 million from stores opened prior to July 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $877,000, or 3.6%. The Company substantially reduced the number of non mall-sponsored sidewalk sale events due to their unprofitability; this change reduced comparable store sales. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation on its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

    GROSS PROFIT. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $3.7 million, or 46.3%, to $11.7 million for the three-month period ended September 27, 1997 from $8.0 million for the three-month period ended September 28, 1996. As a percentage of net sales, gross profit was 33.2% for the three-month period ended September 27, 1997 compared to 32.1% for the same period in the prior year. Gross profit as a percentage of net sales increased as a result of volume rebates from vendors, a lower shrinkage reserve and the leveraging of distribution costs offset by higher freight costs associated with new markets and higher occupancy costs related to the increased number of new stores opened during the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $5.2 million, or 53.6%, to $14.9 million for the three-month period ended September 27, 1997 from $9.7 million for the three-month period ended September 28, 1996. Approximately $4.6 million of this increase resulted from the operation of 53 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from higher salaries, benefits and travel costs for additional field and corporate management and administrative personnel along with higher professional fees and recruiting and relocation costs. As a percentage of sales, net selling, general and administrative expenses increased to 42.3% in the three-month period ending September 27, 1997 from 38.6% in the three-month period ended September 28, 1996.

    INTEREST EXPENSE. Interest expense was $380,900 in the three months ended September 27, 1997 compared to $597,300 in the three months ended September 28, 1996. This decrease resulted from reduction in debt from applying proceeds received from the Company's initial public offering partially offset by the increased borrowing to support the opening of new superstores and increased inventory levels.

    INCOME TAX. The income tax benefit recognized for the three-month period ended September 27, 1997 was approximately $499,000 higher than the benefit recognized during the three-month period ended September 28, 1996 due to a higher net loss before taxes for the period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash needs are primarily for working capital to support its opening of new superstores and for opening the new administrative distribution center. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective on December 13, 1996, borrowings under the Business Loan Agreement between the Company and Bank One, Chicago, NA (Bank One), proceeds from issuance of convertible preferred stock and subordinated debentures and internally generated funds.

    At September 28, 1997 and September 27, 1996, the Company's working capital was $43.1 million and $30.0 million, respectively. Net cash used in operations for the three months ended September 27, 1997 and September 28, 1996 was $9.2 million and $5.3 million, respectively. In these two periods, $15.0 million and $8.8 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

    Net cash used in investing activities during the three months ended September 27, 1997 and September 28, 1996 was $4.1 million and $2.0 million, respectively. These investments were primarily a result of opening new superstores and investing in information systems. During the three months ended September 27, 1997 and September 28, 1996, the Company spent $3.6 million and $1.3 million, respectively, for capital expenditures for new superstores.

    Net cash provided by financing activities during the three months ended September 27, 1997 and September 28, 1996 was $13.4 million and $7.5 million, respectively. At September 28, 1997 and September 27, 1996, the outstanding balance under the Company's Business Loan Agreement with Bank One was $17.5 million and $9.2 million, respectively.

    On November 1, 1996, the Company entered into the Business Loan Agreement with Bank One, which provides for a line of credit facility and allows for borrowings by the Company in an amount not to exceed the lesser of $25 million or 50% of merchandise inventories at cost. The line of credit facility expires on October 1, 1998. Borrowings outstanding under the line of credit facility bear interest on the average daily outstanding balance, paid monthly, at Bank One's prime rate or, at the Company's option, at 2.75% over the London Interbank Offered Rate (LIBOR). The Company is required to pay an annual commitment fee of 0.25% on the unused portion of the line of credit facility (except that if the unused portion exceeds $20.0 million the fee increases to 0.40% on the unused portion) and to comply with certain covenants. The line of credit facility is secured by a senior lien on substantially all of the Company's assets.

    On October 15, 1997, the Company entered into a Loan and Security Agreement with Bank One increasing its existing line of credit facility from $25.0 million to the lesser of $35.0 million or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest will be payable at an annual rate equal to Bank One's prime rate or, at the Company's option, a rate based on LIBOR plus additional basis points (ranging from 125 to 225 basis points) variable on the Company's effective debt ratio. In addition, a fee of 0.25% per year will be assessed quarterly on the unused portion of the facility. This agreement contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings.

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

    In October 1996, the Company entered into two capital lease agreements for point-of-sale (POS) computer equipment and related software having a total cost of $2.1 million. During February 1997, financing for $2.4 million of additional computer equipment was incorporated into one of the leases. During July and August 1997, financing for $1.9 million of additional POS and other computer equipment was
also incorporated.   These leases have terms of four and five years.

    The Company does not intend to pay cash dividends in the foreseeable future and under its Loan and Security Agreement is restricted from paying dividends on its capital stock. The Company believes that its cash generated from operations and its borrowing capacity under the proposed line of credit facility will be adequate to fund its cash requirements for at least the next 12 months.

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

         None.

Item 6.  Exhibits and reports of Form 8-K

         (a)  Exhibits.

              3.1 Amended and Restated Certificate of Incorporation of the Company. (1)

              3.2  Amended and Restated Bylaws of the Company. (2)

              4.1  Specimen of the Company's common stock certificate. (1)

             10.7 Loan and Security Agreement dated October 15, 1997 among the Company, FCO and Bank One, Illinois, NA.

             27.1  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter ended September 27, 1997.





__________________________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-13827), dated December 12, 1996, and incorporated by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   FACTORY CARD OUTLET CORP.


Dated:  November ____, 1997  By:  __________________________
                                  Charles R. Cumello,
                                  President


Dated:  November ____, 1997  By:  __________________________
                                  Glen J. Franchi,
                                  Executive Vice President and Treasurer
                                  (principal financial officer)