Form 10-Q
period 1997-12-27
FACTORY CARD OUTLET CORP
filed 1998-02-09
CIK 1024441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 27, 1997

                       Commission file number 21859.

                         FACTORY CARD OUTLET CORP.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               DELAWARE                           36-3652087
          ------------------                   ----------------
  (State or other jurisdiction of             (I.R.S. employer  )
   incorporation or organization)              identification no.


                               2727 Diehl Road
                           Naperville, IL 60563-2371
-------------------------------------------------------------------------------
             (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (630) 579-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No       .
   -------    -------

The number of shares of common stock outstanding at February 2, 1998 was 7,335,519.

                            Factory Card Outlet Corp.

                                  Form 10-Q

                     For the Quarter Ended December 27, 1997
                                     Index

                                                                               PAGE NO.
                                                                               --------
Part I. Financial Information

Item 1. Financial Statements (unaudited):

        Consolidated Balance Sheets as of
        December 27, 1997 and June 28, 1997..................................      3

        Consolidated Statements of Income for the
        three fiscal months and six fiscal months
        December 27, 1997 and December 28, 1996..............................      4

        Consolidated Statements of Cash Flows for the
        six fiscal months ended December 27, 1997
        and December 28, 1996................................................      5

        Notes to Consolidated Financial Statements...........................    6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................   9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........      *

Part II. Other Information...................................................     14

Signatures...................................................................     15




* Not applicable

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                  December 27,      June 28,
                                                      1997           1997
                                                  ------------      --------
                                                   (Unaudited)
                     ASSETS

Current assets:
  Cash....................................       $    211,084       $    51,180
  Receivables.............................          1,560,382           947,583
  Inventories.............................         74,315,857        55,358,616
  Prepaid expenses........................          1,108,729         1,322,420
  Deferred income taxes...................            592,167           207,333
                                                 ------------      ------------
    Total current assets..................         77,788,219        57,887,132

Fixed assets, net.........................         34,816,236        26,063,766
Other assets..............................          2,228,742         1,750,709
                                                 ------------      ------------
    Total assets..........................       $114,833,197      $ 85,701,607
                                                 ------------      ------------
                                                 ------------      ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
    obligations...........................       $  1,802,026      $  1,138,654
  Accounts payable........................         20,416,169        14,361,283
  Due to related parties..................          3,055,358         3,192,596
  Income taxes payable....................               --             503,544
  Accrued expenses........................          6,590,901         3,091,532
                                                 ------------      ------------
    Total current liabilities.............         31,864,454        22,287,609

Revolving credit note payable.............         22,500,000         3,775,400
Long-term debt............................              7,697            20,602
Capital lease obligations.................          3,026,252         2,755,510
Deferred rent liabilities.................          4,694,003         4,411,584
Deferred income taxes.....................            177,467           177,467
                                                 ------------      ------------
    Total liabilities.....................         62,269,873        33,428,172
                                                 ------------      ------------
Stockholders' equity:
  Common stock - $.01 par value. Voting
    class - authorized 50,000,000 shares;
    7,335,519 shares issued and outstanding
    at December 27, 1997 and 7,231,211
    shares issued and outstanding at
    June 28, 1997. Non-voting class -
    authorized 205,000 shares, no shares
    issued or outstanding.................             73,355            72,312
  Additional paid-in capital..............         51,161,675        50,950,900
  Retained earnings.......................          1,328,294         1,327,532
  Less: cost of common stock held in
    treasury, 8,697 shares at June 28,
    1997..................................               --             (77,309)
                                                 ------------      ------------
    Total stockholders' equity............         52,563,324        52,273,435
                                                 ------------      ------------
    Total liabilities and stockholders'
      equity..............................       $114,833,197      $ 85,701,607
                                                 ------------      ------------
                                                 ------------      ------------

See accompanying notes to consolidated financial statements.

                               FACTORY CARD OUTLET CORP.
                                    AND SUBSIDIARY

                            Consolidated Statements of Income


                                          Three Fiscal Months Ended      Six Fiscal Months Ended
                                        -----------------------------  -----------------------------
                                         December 27,   December 28,    December 27,   December 28,
                                             1997           1996           1997           1996
                                        -------------   -------------  -------------  --------------
                                                 (Unaudited)                    (Unaudited)
Net sales............................   $  60,302,163   $  37,692,845  $  95,617,667  $   62,724,693
Cost of sales and occupancy..........      37,063,822      23,249,846     60,637,752      40,246,221
                                        -------------   -------------  -------------   -------------
  Gross profit.......................      23,238,341      14,442,999     34,979,915      22,478,472
Selling, general and administrative
  expenses...........................      19,057,934      12,505,973     34,004,887      22,170,814
                                        -------------   -------------  -------------   -------------
  Income from operations.............       4,180,407       1,937,026        975,028         307,658
Interest expense.....................         592,888         571,682        973,754       1,168,980
                                        -------------   -------------  -------------   -------------
  Income (loss) before taxes and
    extraordinary item...............       3,587,519       1,365,344          1,274        (861,322)
Income tax (benefit).................       1,434,392         574,013            512        (361,187)
                                        -------------   -------------  -------------   -------------
  Income (loss) before extraordinary
    item.............................       2,153,127         791,331            762        (500,135)
Extraordinary item - loss on early
  retirement of debt, net of income
  tax benefit of $226,572............            --          (312,886)         --           (312,886)
                                        -------------   -------------  -------------   -------------
  Net income (loss)..................   $   2,153,127   $     478,445  $         762   $    (813,021)
                                        -------------   -------------  -------------   -------------
                                        -------------   -------------  -------------   -------------
Earnings (loss) per share - basic
  Before extraordinary item..........   $        0.30   $        0.17  $        0.00   $       (0.12)
  Extraordinary item.................            --             (0.07)        --               (0.07)
                                        -------------   -------------  -------------   -------------
  Net income (loss)..................   $        0.30   $        0.10  $        0.00   $       (0.19)
                                        -------------   -------------  -------------   -------------
                                        -------------   -------------  -------------   -------------
  Weighted average shares
    outstanding......................       7,260,786       4,548,478      7,249,998       4,308,444
                                        -------------   -------------  -------------   -------------
                                        -------------   -------------  -------------   -------------
Earnings (loss) per share - diluted
  Before extraordinary item..........   $        0.27   $        0.15  $        0.00   $       (0.10)
  Extraordinary item.................           --              (0.06)       --                (0.06)
                                        -------------   -------------  -------------   -------------
  Net income (loss)..................   $        0.27   $        0.09  $        0.00   $       (0.16)
                                        -------------   -------------  -------------   -------------
                                        -------------   -------------  -------------   -------------
  Adjusted weighted average shares
    outstanding......................       7,928,423       5,346,634      7,911,960       5,198,252
                                        -------------   -------------  -------------   -------------
                                        -------------   -------------  -------------   -------------

See accompanying notes to consolidated financial statements.

                                FACTORY CARD OUTLET CORP.
                                      AND SUBSIDIARY

                           Consolidated Statements of Cash Flows

                                                                     Six Fiscal Months Ended
                                                                  -----------------------------
                                                                   December 27,    December 28,
                                                                       1997            1996
                                                                  -------------    ------------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net income (loss)............................................   $        762     $   (813,021)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization of fixed assets..............      2,588,674        1,574,634
    Amortization of deferred financial costs and debt discount.           --            877,077
    Deferred income taxes......................................           --           (592,764)
    Loss on the disposal of equipment and vehicles.............         16,894            1,382
    Compensation expense related to stock options..............         29,502          179,106
    Change in assets and liabilities:
      Decrease (increase) in assets:
        Receivables............................................       (612,799)         285,631
        Inventories............................................    (18,957,241)      (9,782,298)
        Prepaid expenses.......................................        213,691         (372,611)
        Other assets...........................................       (478,033)           1,441
      Increase (decrease) in liabilities:
        Accounts payable.......................................      5,917,648        2,594,511
        Accrued expenses.......................................      3,538,231        2,014,830
        Deferred rent liabilities..............................        282,419          294,926
        Income taxes payable...................................       (888,378)        (348,233)
                                                                  ------------     ------------

Net cash used in operating activities..........................     (8,348,630)      (4,085,389)
                                                                  ------------     ------------

Net cash used in investing activities - purchase of fixed
  assets, net..................................................     (9,322,592)      (4,075,723)
                                                                  ------------     ------------

Cash flows from financing activities:
  Borrowings under revolving credit note.......................     67,074,500       26,756,737
  Repayment of borrowings under revolving credit note..........    (48,349,900)     (39,883,892)
  Payment of long-term debt and capital lease obligations......     (1,114,237)      (1,472,985)
  Proceeds from issuance of subordinated debentures............           --          2,910,836
  Proceeds from issuance of Series C convertible preferred
    stock......................................................           --          8,671,337
  Proceeds from issuance of common stock.......................           --         20,098,326
  Retirement of subordinated debentures........................           --         (8,000,000)
  Proceeds from exercise of employee stock options.............        220,763           46,250
  Purchase of treasury stock...................................           --           (180,000)
                                                                  ------------     ------------

Net cash provided by financing activities......................     17,831,126        8,946,609
                                                                  ------------     ------------

Net increase in cash...........................................        159,904          785,497
Cash at beginning of period....................................         51,180          202,344
                                                                  ------------     ------------
Cash at end of period..........................................   $    211,084     $    987,841
                                                                  ------------     ------------
                                                                  ------------     ------------

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card
Outlet of America, Ltd. (the Company). The Company is a chain of company-owned superstores offering a vast assortment of party supplies, greeting cards, gift wrap, and other special occasion merchandise at everyday value prices in 22 states. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ending June 28, 1997. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and six month periods ended December 27, 1997 and December 28, 1996 include provisions for shrinkage, capitalized overhead costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Fiscal Year

In January 1998, the Company will change its fiscal year-end to the Saturday closest to January 31 and will use January as its fiscal year-end in the future.

(4) Earnings Per Share

Earnings per share--basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share--diluted include the effect of stock options and warrants. Stock options issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation of earnings per share--diluted as if they were outstanding for the periods presented, even if antidilutive, using the treasury stock method. The reconciliation of earnings per share--basic to earnings per share--diluted is as follows:

                                                                 December 27, 1997                   December 28, 1996
                                                        -----------------------------------  ---------------------------------

                                                                                     Per                                Per
                                                           Income       Shares      Share      Income      Shares      Share
                                                        ------------  ----------  ---------  ----------  ----------  ---------
For the three fiscal months ended:
Earnings per share--basic:
-------------------------
  Net income..........................................  $  2,153,127   7,260,786  $    0.30  $  478,445   4,548,478  $    0.10
Effect of dilutive securities:
  Stock options.......................................                   591,441                            722,122
  Warrants............................................                    76,196                             76,034
Earnings per share--diluted:
---------------------------
  Net income available to common stockholders and
  assumed conversions.................................  $  2,153,127   7,928,423  $    0.27  $  478,445   5,346,634  $    0.09


                                                                     December 27, 1997                  December 28, 1996
                                                              ---------------------------------   -------------------------------
                                                                                         Per                               Per
                                                               Income       Shares      Share      Income     Shares      Share
                                                             -----------  ----------  ---------  ----------  ---------  ---------
For the six fiscal months ended:
Earnings per share--basic:
-------------------------
  Net income...............................................   $     762    7,249,998  $    0.00  $(813,021)   4,308,444  $   (0.19)
Effect of dilutive securities:
  Stock options............................................                  585,766                            813,774
  Warrants.................................................                   76,196                             76,034
Earnings per share--diluted:
---------------------------
  Net income available to
  common stockholders and
  assumed conversions......................................   $     762    7,911,960  $    0.00  $(813,021)   5,198,252  $   (0.16)


Options to purchase common stock outstanding during the periods presented above that were not included in the computation of diluted earnings per share --diluted because the option price was greater than the average market price of the common shares were as follows:

                                                                             December 27, 1997  December 28, 1996
                                                                             -----------------  -----------------
For the three fiscal months ended..........................................         78,660             16,000
For the six fiscal months ended............................................         84,660             16,000


(5) Debt

Loan and Security Agreement

On October 15, 1997, the Company entered into a Loan and Security Agreement with its Bank increasing its existing line of credit facility from $25,000,000 to the lessor of $35,000,000 or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest is payable at an annual rate equal to the bank's prime rate or, at the Company's option, a rate based on the London Interbank offered rate ("LIBOR") plus additional basis points (ranging from 125 to 225 points) dependent on the Company's effective debt ratio. In addition, a fee of 0.25% per year is assessed quarterly on the unused portion of the facility. This agreement contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings.

    On January 30, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, LIBOR plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Agreement are secured by all of the Company's assets. This Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000.

Lease Commitments

During the six months ended December 27, 1997, financing for additional computer equipment was incorporated into an existing master lease agreement in the amount of $1.9 million.

(6) Stockholders' Equity

Common and Preferred Stock

Effective January 20, 1998, the authorized number of shares of Common Stock, par value $.01 per share, decreased from 50,000,000 to 15,000,000 and the authorized number of shares of Preferred Stock, par value $.01 per share, decreased from 10,000,000 to 1,000,000. This change does not effect the Company's outstanding Common Stock.

Outside Director Stock Option Plan

On November 14, 1997, the Company's shareholders approved the 1997 Outside Director Stock Option Plan permitting stock option awards to directors who are not employees of the Company. The 1997 Outside Director Stock Option Plan is effective as of July 25, 1997 and expires on July 24, 2007. Under the plan, options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in connection with this plan is 250,000, subject to certain adjustments. The Company granted 160,000 options on November 14, 1997 to eligible directors which become exercisable at the rate of 33 1/3 on July 1, 1998, November 14, 1999 and November 14, 2000, respectively.

(7) Supplemental Cash Flow Information

                                                         Three Fiscal Months Ended    Six Fiscal Months Ended
                                                         --------------------------  --------------------------
                                                         December 27,  December 28,  December 27,  December 28,
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Cash paid during the period ended for:
  Interest.............................................   $  608,723    $  764,263    $  938,820    $1,161,540
  Income taxes.........................................       --               271       856,815       372,021


    Supplemental disclosure of non-cash financing activities:

    Capital lease obligations incurred, primarily for point of sale computer equipment, and notes payable on vehicle purchases were $1.9 million in the three and six-month periods ended December 27, 1997 and $1.9 million and $2.0 million in the three and six-months periods ended December 28, 1996, respectively.

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

    As of November 30, 1997, Party Express, the party goods division of Hallmark Marketing Corporation, has refused to supply party goods, which include many Disney and Warner Bros. licensed products, to the Company. The Company believes that this decision will not have a material impact on its earnings for the next 12 months, but could impact earnings beyond that time. The Company is continuing to explore alternatives in an attempt to resolve this situation or to allow the Company to acquire the licensed product through other sources.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                             Three Fiscal Months Ended      Six Fiscal Months Ended
                                             -------------------------      -----------------------
                                             Dec. 27,         Dec. 28,      Dec. 27,       Dec. 28,
                                               1997              1996         1997           1996
                                             --------         --------      --------       --------
Net sales ..............................       100.0%            100.0%       100.0%         100.0%
Cost of sales and occupancy.............        61.5              61.7         63.4           64.2
                                             --------         --------      --------       --------
  Gross Profit..........................        38.5              38.3         36.6           35.8
Selling, general and administrative
  expenses..............................        31.6              33.2         35.6           35.3
                                             --------         --------      --------       --------
  Income from operations................         6.9               5.1          1.0            0.5
Interest expense........................         1.0               1.5          1.0            1.9
                                             --------         --------      --------       --------
  Income (loss) before taxes and
    extraordinary item..................         5.9               3.6          0.0           (1.4)
Income tax (benefit)....................         2.3               1.5          --            (0.6)
                                             --------         --------      --------       --------
  Income (loss) before extraordinary
    item................................         3.6               2.1          0.0%          (0.8)%
Extraordinary item - loss on early
  retirement of debt, net of
  income tax benefit....................         --               (0.8)         --            (0.5)
                                             --------         --------      --------       --------
  Net income (loss).....................         3.6%              1.3%         0.0%          (1.3)%
                                             --------         --------      --------       --------
                                             --------         --------      --------       --------
Number of stores open at
  end of period.........................       180               123          180            123

THREE FISCAL MONTHS ENDED DECEMBER 27,1997 AND DECEMBER 28, 1996

    NET SALES. Net sales increased $22.6 million, or 60.0%, to $60.3 million for the three-month period ended December 27, 1997 from $37.7 million for the three-month period ended December 28, 1996. The increase resulted from (i) net sales of $11.6 million from new stores opened during the six-month period ended December 27, 1997, (ii) net sales increase of $6.5 million from stores opened prior to July 1997 not included in the comparable store base, and
(iii) a comparable store sales increase of $4.5 million, or 12.6%. Comparable store sales increases were driven by an expanded seasonal merchandise selection, primarily during Halloween. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation on its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

    GROSS PROFIT. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $8.8 million, or 61.1%, to $23.2 million for the three-month period ended December 27, 1997 from $14.4 million for the three-month period ended December 28, 1996. As a percentage of net sales, gross profit was 38.5% for the three-month period ended December 27, 1997 compared to 38.3% for the same period in the prior year. Gross profit as a percentage of net sales increased as a result of volume rebates from vendors and leveraging of distribution costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $6.6 million, or 52.8%, to $19.1 million for the three-month period ended December 27, 1997 from $12.5 million for the three-month period ended December 28, 1996. Approximately $6.0 million of this increase resulted from the operation of 57 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from increased advertising expenditures. As a percentage of net sales, selling, general and administrative expenses decreased to 31.6% in the three-month period ending December 27, 1997 from 33.2% in the three-month period ended December 28, 1996.

    INTEREST EXPENSE. Interest expense was $592,900 in the three months ended December 27, 1997 compared to $571,700 in the three months ended December 28, 1996. This slight increase was due to additional borrowings to support the opening of new superstores and increased inventory levels partially offset by a reduction in debt from applying proceeds received from the Company's initial public offering.

    INCOME TAX. The income tax expense for the three-month period ended December 27, 1997 was approximately $860,400 higher than the expense recognized during the three-month period ended December 28, 1996 due to a higher net income before extraordinary item for the period and a lower estimated effective tax rate.

    EXTRAORDINARY ITEM. During December 1996, substantially all debt, including subordinated debt, was retired with proceeds from the Company's initial public offering. Unamortized financing costs and the remaining debt discount associated with the retired subordinated debt were expensed creating an extraordinary item of $313,000, net of tax.

SIX FISCAL MONTHS ENDED DECEMBER 27,1997 AND DECEMBER 28, 1996

    NET SALES. Net sales increased $32.9 million, or 52.5%, to $95.6 million for the six-month period ended December 27, 1997 from $62.7 million for the six-month period ended December 28, 1996. The increase resulted from (i) net sales of $14.3 million from new stores opened during the six-month period,
(ii) net sales increase of $13.3 million from stores opened prior to July 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $5.3 million, or 9.0%, driven primarily by an expanded seasonal merchandise selection, particularly during Halloween.

    GROSS PROFIT. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $12.5 million, or 55.6%, to $35.0 million for the six-month period ended December 27, 1997 from $22.5 million for the six-month period ended December 28, 1996. As a percentage of net sales, gross profit was 36.6% for the six-month period ended December 27, 1997 compared to 35.8% for the same period in the prior year. Gross profit as a percentage of net sales increased as a result of volume rebates from vendors and the leveraging of distribution costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.8 million, or 53.2%, to $34.0 million for the six-month period ended December 27, 1997 from $22.2 million for the six-month period ended December 28, 1996. Approximately $10.6 million of this increase resulted from the operation of 57 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from increased advertising expenditures. As a percentage of net sales, selling, general and administrative expenses increased to 35.6% in the six-month period ending December 27, 1997 from 35.3% in the six-month period ended December 28, 1996.

    INTEREST EXPENSE. Interest expense was $974,000 in the six months ended December 27, 1997 compared to $1.2 million in the six months ended December 28, 1996. This decrease resulted from a reduction in debt from applying proceeds received from the Company's initial public offering partially offset by the increased borrowing to support the opening of new superstores and increased inventory levels.

    INCOME TAX. Income tax expense of $500 was recognized for the six-month period ended December 27, 1997 compared to an income tax benefit of $361,200 recognized during the six-month period ended December 28, 1996 as a result of the net income before extraordinary item for the period compared to the net loss in the prior year.

    EXTRAORDINARY ITEM. During December 1996, substantially all debt, including subordinated debt, was retired with proceeds from the Company's initial public offering. Unamortized financing costs and the remaining debt discount associated with the retired subordinated debt were expensed creating an extraordinary item of $313,000, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash needs are primarily for working capital to support its opening of new superstores and for opening the new distribution center. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective on December 13, 1996, borrowings under the Business Loan Agreement between the Company and Bank One, Chicago, NA (Bank One), proceeds from issuance of convertible preferred stock and subordinated debentures and internally generated funds.

    At December 28, 1997 and December 27, 1996, the Company's working capital was $45.9 million and $35.6 million, respectively. Net cash used in operations for the six months ended December 27, 1997 and December 28, 1996 was $8.3 million and $4.1 million, respectively. In these two periods, $19.0 million and $9.8 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

    Net cash used in investing activities during the six months ended December 27, 1997 and December 28, 1996 was $9.3 million and $4.1 million, respectively. These investments were primarily a result of opening new superstores, expanding existing stores and investing in equipment for the new distribution center. During the six months ended December 27, 1997 and December 28, 1996, the Company spent $8.2 million and $2.9 million, respectively, for capital expenditures for new superstores.

    Net cash provided by financing activities during the six months ended December 27, 1997 and December 28, 1996 was $17.8 million and $8.9 million, respectively. At December 28, 1997 and December 27, 1996, the outstanding balance under the Company's Business Loan Agreement with Bank One was $22.5 million and $3.8 million, respectively.

    On January 30, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, LIBOR plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Agreement are secured by all of the Company's assets. This Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000.

    On October 15, 1997, the Company entered into a Loan and Security Agreement with Bank One increasing its existing line of credit facility from $25.0 million to the lesser of $35.0 million or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest is payable at an annual rate equal to Bank One's prime rate or, at the Company's option, a rate based on LIBOR plus additional basis points (ranging from 125 to 225 basis points) variable on the Company's effective debt ratio. In addition, a fee of 0.25% per year is assessed quarterly on the unused portion of the facility. This agreement contains restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings.

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

    The Company does not intend to pay cash dividends in the foreseeable future and under the new Loan and Security Agreement is restricted from paying dividends on its capital stock. The Company believes that its cash generated from operations and its borrowing capacity under the new line of credit facility will be adequate to fund its cash requirements for at least the next 12 months.

PART II--OTHER INFORMATION

ITEM 2. Changes in Securities.

        On November 14, 1997, the Company granted 160,000 options to eligible directors under the 1997 Outside Director Stock Option Plan. These options were granted based on an exemption from registration under Rule 701 of the Securities Act of 1933, as amended.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Stockholders was held on
        November 14, 1997. The matters voted upon at the Annual Meeting were:

                                                                                  Broker
                                               For      Against    Withheld      Non-Votes     Abstentions
                                            ---------  --------    ---------  ---------------  -----------
        1.  Election of Directors
            Stewart M. Kasen..............  5,772,232     --         12,257        --             --
            Michael I. Barach.............  5,772,232     --         12,257        --             --
            Dr. Robert C. Blattberg.......  5,772,432     --         12,057        --             --
            Bart A. Brown, Jr.............  5,772,532     --         11,957        --             --
            Charles R. Cumello............  5,772,232     --         12,257        --             --
            Richard A. Doppelt............  5,772,432     --         12,057        --             --
            William E. Freeman............  5,772,182     --         12,307        --             --
            J. Bayard Kelly...............  5,771,482     --         13,007        --             --
            James L. Nouss, Jr............  5,272,932     --         11,557        --             --

         2. Approval of the Amendment
            to the Amended and Restated
            Certificate of Incorporation
            of the Company................  4,609,932     35,540        --          1,129,007      10,010

         3. Approval of the 1997 Outside
            Director Stock Option Plan....  5,135,139    616,620        --             12,950      19,780

         4. Ratification of KPMG Peat
            Marwick LLP as the
            Company's independent
            auditors......................  5,753,450     21,999        --             --           9,040


ITEM 6. Exhibits and Reports of Form 8-K

       (a) Exhibits.

            3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.

           10.11 Loan and Security Agreement dated January 30, 1998 among Factory Card Outlet of America, Ltd. and BankBoston
                    Retail Finance Inc.

           10.12 1997 Outside Director Stock Option Plan. (1)

           27.1  FINANCIAL DATA SCHEDULE.

       (b) No reports on Form 8-K were filed during the quarter ended December 27, 1997.

_______________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 Number 333-45461, dated February 3, 1998 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FACTORY CARD OUTLET CORP.

Dated: February 9, 1998    By: __________________________
                               Charles R. Cumello,
                               President and Chief Executive Officer

Dated: February 9, 1998    By: __________________________
                               Glen J. Franchi,
                               Executive Vice President and Treasurer
                               (Principal financial officer)

Dated: February 9, 1998    By: __________________________
                               Thomas W. Stoltz,
                               Vice President - Finance
                               (Principal accounting officer)
