Form 10-K
period 1998-01-31
FACTORY CARD OUTLET CORP
filed 1998-04-24
CIK 1024441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For The Fiscal Year Ended                OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For The Transition Period From June 29, 1997 to January 31, 1998

                         Commission File Number: 21859

                           FACTORY CARD OUTLET CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                        36-3652087
     --------                                        ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                                2727 Diehl Road,
                           Naperville, IL  60563-2371
             (Address of principal executive offices)   (Zip Code)

                                 (630) 579-2000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 20, 1998 was approximately $62,820,400, computed on the basis of the last reported sale price per share ($12.625) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

The number of shares of the Registrant's Common Stock outstanding as of April 20, 1998 was 7,415,831.

                      Documents Incorporated by Reference:
--------------------------------------------------------------------------------
Part of Form 10-K    Document Incorporated by Reference
--------------------------------------------------------------------------------
Part III (Items 10,  Portions of the Registrant's Definitive Proxy Statement
                     to be used in connection with the Annual Meeting of
11, 12 and 13)             Stockholders to be held on June 26, 1998.
--------------------------------------------------------------------------------

                         Transition Report on Form 10-K
                               TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1       Business                                                       1
Item 2       Properties                                                     7
Item 3       Legal Proceedings                                              8
Item 4       Submission of Matters to a Vote of Security Holders            8

                                    PART II

Item 5       Market for the Registrant's Common Stock and
             Related Stockholder Matters                                    8
Item 6       Selected Financial Data                                        9
Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11
Item 7a      Quantitative and Qualitative Disclosures About Market Risks   20
Item 8       Financial Statements and Supplementary Data                   20
Item 9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           20

                                    PART III

Item 10      Chairman and Executive Officers of the Registrant             20
Item 11      Executive Compensation                                        20
Item 12      Security Ownership of Certain Beneficial Owners
             and Management                                                20
Item 13      Certain Relationships and Related Transactions                20

                                    PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   23


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Transition Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; ability to complete corrective action necessary to address Year 2000 issues and other factors both referenced and not referenced in this Transition Report on Form 10-K. When used in this Transition Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

General

     The Company changed its year end from the end of June to the Saturday closest to January 31 and will use January as its fiscal year end in the future. As a result, the financial information presented and discussed herein includes:
(i) a transition period beginning June 29, 1997 and ending January 31, 1998 ("the transition period") and (ii) consolidated financial statements as historically reported for years ended June 28, 1997, June 29, 1996, July 1, 1995, June 30, 1994 and June 30, 1993 ("the fiscal years"). For comparative purposes, financial and operating data is also presented for the following periods: (i) 53-weeks ended January 31, 1998, (ii) 52-weeks ended January 24, 1997 and (iii) 52-weeks ended January 25, 1996.

     Factory Card Outlet Corp. is a rapidly growing chain of company-owned superstores offering a vast assortment of party supplies, greeting cards, giftwrap, balloons and other special occasion merchandise at everyday value prices. As of April 4, 1998, the Company operated 190 stores in 22 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is the largest chain of company-owned superstores in the card, party supply and special occasion industry. The Company opened 58, 29 and 35 superstores in the 53-weeks ended January 31, 1998, 52-weeks ended January 24, 1997 and 52-weeks ended January 25, 1996, respectively, and plans to open approximately 40 superstores in the next twelve months, including 10 opened through April 4, 1998, and approximately 60 superstores in the following twelve months.

     The Company's superstores provide customers with a value-oriented, "one-stop" shopping destination for card, party supply and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings, baby showers and other family, religious and special occasions. The Company's new superstores average approximately 12,000 square feet, with approximately 80% devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

Market Overview

     The U.S. market for party and special occasion merchandise was estimated to be $9.4 billion in 1997 according to Party and Paper Retailer, a retail trade publication. Numerous party and special occasion events throughout the year drive frequent consumer purchases.

     Larger format superstores, like Factory Card Outlet, have become the fastest growing retail format within the card, party supply and special occasion industry, as they have in other market segments such as books, office products, home improvements, pet supplies and sporting goods. The development of the special occasion category is being fueled by many of the same trends that have driven superstore penetration in these retailing sectors, including fragmented distribution and inefficient pricing. In addition, favorable demographic trends, including the maturing of Baby-Boomers and the growing popularity of at-home entertaining, are launching the industry's superstore growth.

Real Estate Strategy

     The Company intends to open approximately 40 superstores in the twelve-month period ending January 30, 1999 and approximately 60 in the twelve-month period ending January 29, 2000. This expansion plan is designed to build on the Company's position as the largest chain of company-owned superstores in the card, party supply and special occasion industry. The Company's growth strategy is to open stores in existing and new markets that can support multiple stores and enable the Company to achieve operating, distribution and advertising efficiencies. The Company also selectively enters small and mid-size markets capable of supporting one or more superstores that meet its profitability criteria.

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

Business

   The key elements of the Company's business are as follows:

     Merchandise Offering.  The Company offers a wide selection of everyday and
     --------------------
seasonal party and special occasion merchandise. With over 23,000 SKU's in each of its superstores, the Company's stores provide a single destination for a customer's special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Mother's Day, Father's Day, Grandparent's Day, Secretary's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise the Company's merchandise offering:

  . Party Supplies - The Company stocks a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, pinatas, banners, decorations, candles, decor and other related party items. By offering a full line of coordinated and complementary patterns and designs, the Company seeks to meet all of a customer's party needs, from children's birthdays and holiday celebrations, to at-home entertainment.

  . Greeting Cards - The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at the everyday low price of $0.39 each. In addition to traditional lines of greeting cards, the stores also carry an extensive selection of contemporary and humorous cards. Boxed everyday cards are regularly sold at substantial discounts and boxed holiday cards (Christmas, Hanukkah and Kwanzaa) are sold at 50% off manufacturers' suggested retail prices.

  . Giftwrap - The Company believes its stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sell most of these items at lower prices than competitors. The Company offers one of the largest assortments of giftwrap of any retailer in the United States, as well as an extensive selection of bows, ribbons and related accessories in a large cascading waterfall display of complementary colors and distinctive patterns. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and shred and gift tags.

  . Balloons - Balloons are increasingly popular as clever and inexpensive all-occasion gifts and often replace traditional floral bouquets as they are longer lasting. The Company's stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion. The stores create specialty and seasonal-oriented bouquets combining balloons with other fashion goods such as giftware, stuffed animals and candy. Customers can order balloons in advance by phone or take advantage of the Company's walk-in service.

  . Other Special Occasion Merchandise - The Company complements its major product lines by offering many other special occasion items in order to provide a "one-stop" shopping destination for customers. These items include candy, birthday and wedding items (such as cake decorations, place setting cards and confetti), candles and candle holders, stationery, gifts, novelty items and seasonal products.

     Everyday Value Pricing.  The Company's strategy of everyday value pricing
     ----------------------
is designed to provide customers with consistent value on all purchases. The Company typically sells merchandise at discounts of 20% to 60% off manufacturers' suggested retail prices. In addition, the superstores feature a "power aisle" offering a wide selection of opportunistic buys and manufacturers' seasonal over-runs, all priced at deep discounts and frequently changed to create continued customer interest. To distinguish the Company's superstores from competitors and build customer traffic and loyalty, the selection of over 4,000 high-quality everyday and seasonal greeting cards are sold for $0.39 each everyday.

     Attractive, Spacious and Festive Superstore Format.  The Company's stores
     --------------------------------------------------
have an attractive and festive atmosphere within a spacious "easy to shop" superstore, encouraging browsing and repeat visits by customers. The superstores are designed to provide a comfortable shopping experience, with bright lighting, wide carpeted aisles and fixtures that offer customers easy access to merchandise. The interiors are festively decorated with arrays of colorful merchandise to emphasize everyday and seasonal themes. The Company has increased the size of its new superstores to approximately 12,000 square feet, a size management believes is optimal for displaying an expanded merchandise selection in a friendly shopping environment, while benefiting from store-level efficiencies.

     Targeted Advertising.  The Company utilizes a Company-wide direct mail
     --------------------
program to reach targeted customers and highlight the breadth and value of its merchandise. The direct mail pieces are printed in 4-color and range from four to eight pages depending on the season. The Company plans to continue to expand this direct mail program and support all holidays and special events. The Company also uses radio advertising to support major holiday selling seasons.
In addition, the Company will continue to test television advertising in selected markets in the next twelve months.

     Management Team and Systems.  The Company's management team and systems
     ---------------------------
provide the foundation for continued long-term rapid growth. Its experienced and incentivized management team averages over twenty years of broad specialty retailing experience. The Company's management believes that controls and a proper infrastructure are necessary to achieve growth in a desirable, controlled fashion. Over the past three years, the Company has invested significant resources in people, systems, and infrastructure to support its growth and make it more efficient. Point-of-sale ("POS") systems are supplying management with sales information which is being used to enhance merchandise planning and buying programs, better manage inventories and maximize sales.

     Distribution Center and Office Complex.  The Company completed the
     --------------------------------------
consolidation of its distribution facilities and offices into a new distribution center and office complex in Naperville, Illinois in February 1998. The newly-constructed, three-story office building and 300,000 square-foot distribution center sits on 39 acres of land. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company believes it is the only special occasion superstore chain to have a distribution facility.
When coupled with a large store base and central purchasing capabilities, management believes that this facility will provide the Company substantial purchasing and distribution efficiencies along with greater financial controls over the movement of inventory.

     Store Locations.  As of April 4, 1998, the Company operated 190 stores in
     ---------------
22 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options.

Set forth below is a list of the Company's store locations by state as of April 4, 1998:

                                  Number                                      Number                                      Number
                                    of                                          of                                          of
      Location                    Stores              Location                Stores             Location                 Stores
      --------                  ----------            --------               ---------           --------                --------
DELAWARE (1)                                    MINNESOTA (5)                              TEXAS (7)
  Wilmington.................       1            Minneapolis St. Paul                       Dallas-Fort Worth Metro..        1
FLORIDA (7)                                       Metro....................     3           Houston Metro............        2
  Jacksonville...............       1            Mankato..................      1           San Antonio..............        2
  Orlando....................       4            Rochester................      1           Texarkana................        1
  Tampa......................       2           MISSOURI (10)                               Tyler....................        1
ILLINOIS (42)                                    St. Louis Metro..........      6          VIRGINIA (10)
  Chicago Metro..............      33            Cape Girardeau...........      1           Washington D.C. Metro (VA)       4
  Bloomington................       1            Columbia.................      1           Fredericksburg...........        1
  Champaign..................       1            Joplin...................      1           Lynchburg................        1
  DeKalb.....................       1            Springfield..............      1           Norfolk-Newport News.....        2
  Fairview Heights...........       1           NEBRASKA (5)                                Richmond.................        2
  Moline.....................       1            Omaha Metro..............      3          WEST VIRGINIA (1)
  Mount Vernon...............       1            Lincoln..................      1           Clarksburg...............        1
  Peoria.....................       1            Grand Island.............      1          WISCONSIN (14)
  Rockford...................       1           NEW YORK (9)                                Milwaukee Metro..........        6
  Springfield................       1            Buffalo Metro............      3           Appleton.................        1
INDIANA (18)                                     Albany...................      1           Eau Claire...............        1
  Indianapolis Metro.........       6            Olean....................      1           Green Bay................        1
  Anderson...................       1            Rochester................      3           Janesville...............        1
  Bloomington................       1            Syracuse.................      1           Madison..................        2
  Clarksville................       1           NORTH CAROLINA (3)                          Oshkosh..................        1
  Evansville.................       2            Charlotte................      1           Wausau...................        1
  Fort Wayne.................       1            Raleigh..................      1
  Highland ..................       1            Hickory..................      1                                        --------
  Lafayette .................       1           OHIO (18)                                   TOTAL                          190
  Merrillville...............       1            Cincinnati Metro.........      4                                        ========
  Mishawaka..................       1            Cleveland Metro..........      4
  Muncie.....................       1            Columbus Metro...........      4
  Richmond...................       1            Akron....................      2
IOWA (6)                                         Dayton...................      1
  Des Moines Metro...........       2            Mansfield................      1
  Cedar Rapids...............       1            St. Clairsville..........      1
  Davenport..................       1            Wooster..................      1
  Dubuque....................       1           PENNSYLVANIA (6)
  Waterloo...................       1            Erie.....................      1
KANSAS (1)                                       Hanover..................      1
  Olathe.....................       1            Lancaster................      1
KENTUCKY (4)                                     State College............      1
  Louisville Metro...........       2            Wilkes Barre-Scranton....      2
  Florence...................       1           SOUTH CAROLINA (3)
  Owensboro..................       1            Charleston...............      1
MARYLAND (13)                                    Columbia.................      1
  Baltimore Metro............       8            Greenville...............      1
  Washington, D.C. Metro (MD)       4           TENNESSEE (6)
  Salisbury..................       1            Chattanooga..............      2
MICHIGAN (1)                                     Memphis..................      2
  Benton Harbor..............       1            Nashville................      2

Product Sourcing

     Due to its increasing size and the use of its distribution center, the Company is able to take advantage of volume purchase discounts and implement system controls over its inventory and merchandise selection. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Creative Expressions, Inc., representing approximately 14%, and the largest ten suppliers representing approximately 60% of the Company's aggregate purchases for the 53-weeks ended January 31, 1998. A portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East. As is customary in its industry, the Company does not have long term contracts with any suppliers except Fine Art Developments, p.l.c., a publicly-owned United Kingdom company and a stockholder of the Company ("Fine Art").

     In order to ensure a consistent supply of first-run, high-quality greeting cards, the Company entered into a supply agreement with Fine Art (the "Fine Art Agreement"), which expires on December 31, 1999 (with automatic one-year renewals thereafter). Under the Fine Art Agreement, the Company is required to purchase from Fine Art a minimum of 42% of the Company's total annual requirement of greeting cards, which percentage is subject to modification upon the consent of the parties.

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

     The Company believes that its management information systems will be an important factor in supporting its continued expansion and enhancing its competitive position in the industry. The Company completed installation of a fully integrated retail management software package that automated the areas of finance, merchandising and distribution during 1996 and implemented a POS system in all stores by April 1997. The POS system is providing sales information to the Company's stores and central office and is being utilized in the Company's business operations and controls, performance monitoring programs, decision support and business planning. Management believes that the POS system will continue to result in improvements in central office operations, particularly in the areas of merchandise planning and automated replenishment, inventory control and performance measurement.

Competition

     The card, party supplies and special occasion industry is highly competitive. The Company currently competes against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. In addition, a trend toward discounting party supplies and greeting cards is developing and the Company may encounter additional competition from new entrants in the future. Some of the Company's competitors have substantially greater financial resources and experience than the Company.

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

Employees

     The Company had approximately 2,712 employees as of April 4, 1998, comprised of 986 full-time and 1,726 part-time employees. The number of store employees increases during peak selling seasons. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are generally good.

ITEM 2. PROPERTIES

     In addition to the Company's stores, all of which are leased, the Company also leases a distribution center in Naperville, Illinois, with the lease term expiring in February 2007. This facility consists of a newly-constructed, three-story office building and 300,000 square-foot distribution center which sits on 39 acres of land. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company is also phasing out of its last distribution facility in Elk Grove Village, Illinois, with its lease term expiring in July 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Transition Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock has traded on the NASDAQ National Market under the symbol "FCPY" since the Company's initial public offering on December 31, 1996. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated.

----------------------------------------------------------------------------
                                                         HIGH     LOW
----------------------------------------------------------------------------
TWO YEARS ENDED JANUARY 31, 1998
----------------------------------------------------------------------------

Fourth Quarter (beginning December 13, 1996).........   $11.00    $9.00

First Quarter Ended April 3, 1997....................    10.00     8.00

Second Quarter Ended July 2, 1997....................    10.25     5.38

Third Quarter Ended November 1, 1997.................     8.94     5.19

Fourth Quarter Ended January 31, 1998................     7.63     5.69
-----------------------------------------------------------------------------

On April 20, 1998, the last sale price of the Common Stock reported on the NASDAQ National Market was $12.625 share. At April 20, 1998, the approximate number of holders on record of the Common Stock was 117.

Dividends

     The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. In addition, the Loan and Security Agreement between the Company and Bank Boston Retail Finance, Inc. restricts the ability of the Company to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA


   The selected consolidated financial and operating data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 28, 1997, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of January 31, 1998 and June 28, 1997, and for the seven-month transition period ended January 31, 1998 and for each of the fiscal years in the three-year period ended June 28, 1997, and the independent auditors' report thereon, are included elsewhere in this Transition Report on Form 10-K. In addition, selected consolidated financial and operating data is presented as of and for the 53-week period ended January 31 1998, the 52-week period ended January 24, 1997 and the 52-week period ended January 24, 1996. This data was derived from the unaudited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Transition Report on Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (In thousands, except share and per share and operating data)

                                                                                                                    Transition
                                                                                                                      Period
                                                               53-Weeks          52-Weeks          52-Weeks           Period
                                                                 Ended             Ended             Ended             Ended
                                                               Jan. 31,          Jan. 24,          Jan. 25,          Jan. 31,
                                                                 1998              1997              1996              1998
                                                           --------------    --------------    --------------    --------------
STATEMENT OF OPERATIONS DATA:                                 (Unaudited)       (Unaudited)       (Unaudited)

Net sales..............................................   $      174,497    $      117,604    $       78,919    $      110,699
Cost of sales and occupancy............................          110,200            74,317            49,949            71,984
                                                           --------------    --------------    --------------    --------------
    Gross profit.......................................           64,297            43,287            28,970            38,715
Selling, general and administrative  expenses..........           58,945            40,323            28,731            38,929
                                                           --------------    --------------    --------------    --------------
    Income (loss) from operations......................            5,352             2,964               239              (214)
Interest expense.......................................            1,482             2,114               881             1,269
                                                           --------------    --------------    --------------    --------------
    Income (loss) before taxes and extraordinary item..            3,870               850              (642)           (1,483)
Income tax (benefit)...................................            1,652               273              (243)             (594)
                                                           --------------    --------------    --------------    --------------
    Income (loss) before extraordinary item............            2,218               577              (399)             (889)
Extraordinary item.....................................                -              (313)                -                 -
                                                           --------------    --------------    --------------    --------------
    Net income (loss)..................................   $        2,218    $          264    $         (399)   $         (889)
                                                           ==============    ==============    ==============    ==============

Earnings (loss) per share - basic
  Before extraordinary item............................   $         0.31    $         0.13    $        (0.10)   $        (0.12)
  Extraordinary item...................................                -             (0.07)                -                 -
                                                           --------------    --------------    --------------    --------------
  Net income (loss)....................................   $         0.31    $         0.06    $        (0.10)   $        (0.12)
                                                           ==============    ==============    ==============    ==============
Weighted average shares outstanding....................        7,261,542         4,408,801         4,068,409         7,261,542
                                                           ==============    ==============    ==============    ==============

Earnings (loss) per share - diluted (4)
  Before extraordinary item............................   $         0.28    $         0.11    $        (0.08)   $        (0.12)
  Extraordinary item...................................                -             (0.06)                -                 -
                                                           --------------    --------------    --------------    --------------
  Net income (loss)....................................   $         0.28    $         0.05    $        (0.08)   $        (0.12)
                                                           ==============    ==============    ==============    ==============
Weighted average shares outstanding....................        7,946,188         5,430,415         4,985,279         7,261,542
                                                           ==============    ==============    ==============    ==============

OPERATING DATA:
Number of stores:
     Opened during period..............................               58                29                35                42
     Closed/relocated during period....................                2                 3                 2                 2
     Open at end of period.............................              180               124                98               180
  Comparable store sales increase (1)..................              8.3%             11.9%             10.3%              9.5%
  Average sales per store (2)..........................   $    1,169,817    $    1,076,618    $    1,026,852    $      676,185

BALANCE SHEET DATA (AT END OF PERIOD):
  Working  capital.....................................   $       50,229    $       33,762    $       21,245    $       50,229
  Total assets.........................................          116,243            75,475            50,049           116,243
  Total debt (3).......................................           34,189             2,568            17,187            34,189
  Total stockholders' equity...........................           51,734            49,075            15,004            51,734






                                                                                        Fiscal Years
                                                          -------------------------------------------------------------------
                                                             June 28,     June 29,       July 1,        June 30,     June 30,
                                                              1997          1996          1995           1994          1993
                                                          -----------    ----------    ----------    -----------    ---------
STATEMENT OF OPERATIONS DATA:

Net sales..............................................   $  133,946     $  94,589     $  63,174     $   37,341     $  24,333
Cost of sales and occupancy............................       83,832        59,139        39,757         23,227        15,159
                                                          -----------    ----------    ----------    -----------    ---------
    Gross profit.......................................       50,114        35,450        23,417         14,114         9,174
Selling, general and administrative  expenses..........       45,227        33,733        22,316         12,876         8,066
                                                          -----------    ----------    ----------    -----------    ---------
    Income (loss) from operations......................        4,887         1,717         1,101          1,238         1,108
Interest expense.......................................        1,402         1,529           411            497           311
                                                          -----------    ----------    ----------    -----------    ---------
    Income (loss) before taxes and extraordinary item..        3,485           188           690            741           797
Income tax (benefit)...................................        1,462           118           322            292           (68)
                                                          -----------    ----------    ----------    -----------    ---------
    Income (loss) before extraordinary item............        2,023            70           368            449           865
Extraordinary item.....................................         (313)            -             -              -             -
                                                          -----------    ----------    ----------    -----------    ---------
    Net income (loss)..................................   $    1,710     $      70     $     368     $      449     $     865
                                                          ===========    ==========    ==========    ===========    =========

Earnings (loss) per share - basic
  Before extraordinary item............................   $     0.35     $    0.02     $    0.09     $     0.17     $    0.33
  Extraordinary item...................................        (0.05)            -             -              -             -
                                                          -----------    ----------    ----------    -----------    ---------
  Net income (loss)....................................   $     0.30     $    0.02     $    0.09     $     0.17     $    0.33
                                                          ===========    ==========    ==========    ===========    =========
Weighted average shares outstanding....................    5,739,962     4,068,409     3,999,914      2,636,062     2,636,062
                                                          ===========    ==========    ==========    ===========    =========
Earnings (loss) per share - diluted (4)
  Before extraordinary item............................   $     0.30     $    0.01     $    0.07     $     0.12     $    0.23
  Extraordinary item...................................        (0.04)            -             -              -             -
                                                          -----------    ----------    ----------    -----------    ---------
  Net income (loss)....................................   $     0.26     $    0.01     $    0.07     $     0.12     $    0.23
                                                          ===========    ==========    ==========    ===========    =========
Weighted average shares outstanding....................    6,686,243     5,249,479     5,180,984      3,805,696     3,791,750
                                                          ===========    ==========    ==========    ===========    =========
OPERATING DATA:
Number of stores:
     Opened during period..............................           35            32            25             15            11
     Closed/relocated during period....................            2             3             2              0             2
     Open at end of period.............................          140           107            78             55            40
  Comparable store sales increase (1)..................         11.5%          6.0%         22.2%          12.3%          9.6%
  Average sales per store (2)..........................   $1,101,000     $ 997,000     $ 941,000     $  734,000     $ 645,000

BALANCE SHEET DATA (AT END OF PERIOD):
  Working  capital.....................................   $   35,459     $  23,605     $  15,625     $    6,704     $   2,479
  Total assets.........................................       85,702        59,080        36,801         21,888        15,029
  Total debt (3).......................................        7,690        19,326         7,161          7,251         3,587
  Total stockholders' equity...........................       52,273        17,124        16,640          4,257         3,807

------------
(1) Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.
(2)  Includes only stores open during the entire period.
(3)  Total debt is defined as total current and long-term debt.
(4) Earnings per share for all periods have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

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

     During the fiscal years 1990 through 1993, the Company increased its store prototype size to a range of 6,000 to 8,000 square feet, began to broaden its merchandise offering to include a wider selection of party supplies, giftwrap and other special occasion products and implemented its current $0.39 everyday price for all greeting cards. During fiscal 1994, the Company began to implement a strategic plan to build upon its position as the largest chain of company-owned superstores in the industry. The key components of the plan included: (i) the recruitment of a team of senior retail executives to affect a management transition from the Company's founder; (ii) the enlargement of the Company's merchandise offering to include a wider selection of party supplies, giftwrap and other special occasion products; (iii) the expansion of the Company's new superstores to approximately 12,000 square feet; and (iv) the development of systems and infrastructure to support the Company's growth strategy.

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

     The Company changed its fiscal year end from the end of June to the Saturday closest to January 31 and will use January as its fiscal year end in the future. As a result, the financial information presented and discussed herein includes: (i) a transition period beginning June 29, 1997 and ending January 31, 1998 ("the transition period") and (ii) consolidated financial statements as historically reported for years ended June 28, 1997, June 29, 1996, July 1, 1995, June 30, 1994 and June 30, 1993, ("the fiscal years"). For comparative purposes, financial and operating data is also presented for the following periods: (i) 53-weeks ended January 31, 1998, (ii) 52-weeks ended January 24, 1997 and (iii) 52-weeks ended January 25, 1996.

     For the 53-weeks ended January 31, 1998, the Company reported an increase in net income to $2.2 million, or $0.28 per diluted share, compared to net income of $264,000, or $0.05 per diluted share in the 52-weeks ended January 24, 1997. The results for the 52-weeks ended January 24, 1997 included an extraordinary charge, net of income tax benefit, of $313,000, or $0.06 per diluted share, related to the early retirement of subordinated debt with proceeds from the Company's initial public offering in December 1996.

     Net sales for the 53-weeks ended January 31, 1998 increased 48.4% to $174.5 million from $117.6 million in 52-weeks ended January 24, 1997. Comparable store sales increased 8.3% during the 53-week period ended January 31, 1998.
The Company achieved record net income for a twelve-month period by increasing sales through an expanded merchandise selection while opening 58 new superstores and significantly leveraging selling, general and administrative expenses.

     The Company opened 58, 29, and 35 new stores during the 53-weeks ended January 31, 1998, 52-weeks ended January 24, 1997 and 52-weeks ended January 25, 1996, respectively. The Company expects to open approximately 40 new superstores in the twelve-month period ending January 30, 1999 and approximately 60 new superstores in the twelve-month period ending January 29, 2000. In addition, the Company has remodeled, expanded and/or relocated 22 stores since fiscal 1995.

     Average store sales volumes have grown from $1.0 million for the 52-weeks ended January 25, 1996 to $1.2 million for the 53-weeks ended January 31, 1998. The Company believes it continues to have potential for same store sales growth through the maturation of new stores, the full utilization of POS information, the implementation of automatic replenishment and perpetual inventories and refinements to its targeted advertising program.

     The Company continues to refine and expand its targeted direct mail advertising program by increasing its direct mail pieces from 9 during the 52-week period ended January 24, 1997 to 12 during the 53-week period ended January 31, 1998. The Company will also continue testing television ads in selected markets. The Company is reviewing its market penetration in each store for its direct mail campaign to ensure it is maximizing its investment.

     The Company's new superstore economics and return on investment ("ROI") were strong during the 53-week period ended January 31, 1998. The Company's 122 superstores that were open for all of the 53-week period ended January 31, 1998 were, on average, just under four years of age. These superstores averaged $1.2 million in sales, a 16.2% EBITDA to sales and a 46.0% ROI. Of the 122 superstores, 41 were 11,500 square feet or greater in size. These superstores, which represent the current store-size model, averaged $1.4 million in sales, a 17.0% EBITDA to sales, and a 55.6% ROI.

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

     The Company's current new superstore investment averages $438,000 and is comprised of $195,000, net of landlord allowances, for leasehold improvements, fixtures and equipment, $175,000 in net inventories, and $68,000 in pre-opening costs which are expensed upon the store's grand opening.

     The Company recently consolidated its distribution facilities and offices into a new distribution center in Naperville, Illinois. The newly-constructed, three-story office building and 300,000 square foot distribution center resides on 39 acres of land. The lease agreement for the facility provides for the expansion of the warehouse to 600,000 square feet, as needed. Company management believes this new facility will provide distribution efficiencies and better financial controls over the movement of inventory.

     As of November 30, 1997, Party Express, the party goods division of Hallmark Marketing Corporation, has refused to supply party goods, which include many Disney and Warner Bros. licensed products, to the Company. The Company believes that this decision will not have a material impact on its earnings for the twelve-month period ended January 30, 1999, but could impact earnings beyond that time. The Company is continuing to explore alternatives in an attempt to resolve this situation or to allow the Company to acquire the licensed product through other sources.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                                     Transition
                                            53-Weeks      52-Weeks      52-Weeks       Period
                                              Ended         Ended         Ended         Ended                  Fiscal Years
                                                                                                    -------------------------------
                                            Jan. 31,      Jan. 24,      Jan. 25,      Jan. 31,       June 28,    June 29,    July 1,
                                              1998          1997          1996          1998          1997        1996        1995
                                            --------     ---------      --------      --------      --------------------- ----------
                                           (Unaudited)   (Unaudited)   (Unaudited)

Net sales..............................      100.0%        100.0 %       100.0 %       100.0 %         100.0 %   100.0%     100.0%
Cost of sales and occupancy............       63.2          63.2          63.3          65.0            62.6      62.5       62.9
                                            ------        ------        ------        ------          ------    ------     ------
  Gross profit.........................       36.8          36.8          36.7          35.0            37.4      37.5       37.1
Selling, general and administrative
expenses...............................       33.8          34.3          36.4          35.2            33.8      35.7       35.3
                                            ------        ------        ------        ------          ------    ------     ------
  Income (loss) from operations........        3.0           2.5           0.3          (0.2)            3.6       1.8        1.8
Interest expense.......................        0.8           1.8           1.1           1.1             1.0       1.6        0.7
                                            ------        ------        ------        ------          ------    ------     ------
  Income (loss) before taxes and
  extraordinary item...................        2.2           0.7          (0.8)         (1.3)            2.6       0.2        1.1
Income tax (benefit)...................        0.9           0.2          (0.3)         (0.5)            1.1       0.1        0.6
                                            ------        ------        ------        ------          ------    ------     ------
  Income (loss) before extraordinary
  item.................................        1.3           0.5          (0.5)         (0.8)            1.5       0.1        0.5
Extraordinary item on early retirement
of debt, net of income tax benefit.....          -          (0.3)            -             -            (0.2)        -          -
                                            ------        ------        ------        ------          ------    ------     ------
Net income (loss)......................        1.3%          0.2 %        (0.5)%        (0.8)%           1.3 %     0.1%       0.5%
                                            ======        ======        ======        ======          ======    ======     ======

Number of stores open at end of
period.................................        180           124            98           180             140       107         78

53-WEEKS ENDED JANUARY 31, 1998 COMPARED TO 52-WEEKS ENDED JANUARY 24, 1997 (Unaudited)

     Net Sales. Net sales increased $56.9 million, or 48.4%, to $174.5 million during the 53-weeks ended January 31, 1998 from $117.6 million for the 52-weeks ended January 24, 1997. The increase resulted from (i) net sales of $31.3 million from 58 new stores opened during the 53-weeks ended January 31, 1998,
(ii) net sales of $16.0 million from stores opened prior to January 31, 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $9.6 million, or 8.3%. This comparable store sales increase resulted from an improved seasonal merchandise selection, especially during Halloween and Christmas, and an expansion in the targeted advertising program. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales and occupancy includes merchandising, store occupancy, purchasing and distribution costs. Gross profit increased $21.0 million, or 48.5%, to $64.3 million during the 53-weeks ended January 31, 1998 from $43.3 million for the 52-weeks ended January 24, 1997. As a percentage of net sales, gross profit was 36.8% during the 53-weeks ended January 31, 1998 and the 52-weeks ended January 24, 1997. While there were increases in the freight costs associated with servicing new market areas, these increases were offset by leveraging the costs of the distribution facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $18.6 million, or 46.2%, to $58.9 million during the 53-weeks ended January 31, 1998 from $40.3 million for the 52-weeks ended January 24, 1997. Approximately $16.6 million of this increase resulted from the opening and operation of 58 new superstores during the 53-weeks ended January 31, 1998. The remaining balance of the increase resulted from additional general and administrative costs to support the growth in stores. As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% for the 53-weeks ended January 31, 1998 from 34.3% for the 52-weeks ended January 24, 1997.

  Interest Expense. Interest expense was $1.5 million for the 53-weeks ended January 31, 1998 compared to $2.1 million for the 52-weeks ended January 24, 1997. This decrease resulted from a reduction in debt from applying proceeds received from the Company's initial public offering in December 1996 partially offset by the increased borrowings to support the opening of 58 new superstores and increased inventory levels.

     Provision for Income Taxes. The effective tax rate for the 53-weeks ended January 31, 1998 was 42.7% compared to 32.1% for the 52-weeks ended January 24, 1997. This increase resulted from the change in fiscal year-end from June to January.

52-WEEKS ENDED JANUARY 24, 1997 COMPARED TO 52-WEEKS ENDED JANUARY 25, 1996 (UNAUDITED)

          Net Sales. Net sales increased $38.7 million, or 49.0%, to $117.6 million during the 52-weeks ended January 24, 1997 from $78.9 million for the 52-weeks ended January 25, 1996. The increase resulted from (i) net sales of $14.8 million from 29 new stores opened during the 52-weeks ended January 24, 1997, (ii) net sales of $15.1 million from stores opened prior to January 24, 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $8.8 million, or 11.9%. This comparable store increase resulted from the expansion of the Company's party merchandise selection and its targeted advertising program.

     Gross Profit. Gross profit increased $14.3 million, or 49.3%, to $43.3 million during the 52-weeks ended January 24, 1997 from $29.0 million for the 52-weeks ended January 25, 1996. As a percentage of net sales, gross profit was 36.8% during the 52-weeks ended January 24, 1997 compared to 36.7% for the 52-weeks ended January 25, 1996. Gross profit as a percentage of net sales increased slightly primarily from improved inventory shrinkage and leveraging occupancy costs against higher comparable store sales. These increases were offset by higher distribution costs associated with servicing new market areas, opening a second distribution facility and a decrease in capitalized inventory overhead.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.6 million, or 40.4%, to $40.3 million during the 52-weeks ended January 24, 1997 from $28.7 million for the 52-weeks ended January 25, 1996. Approximately $8.6 million of this increase resulted from the opening and operation of 29 new superstores during the 52-weeks ended January 24, 1997. The remaining balance of the increase resulted primarily from salaries and other associated costs of new administrative personnel, higher depreciation related to systems and stock option compensation. As a percentage of net sales, selling, general and administrative expenses decreased to 34.3% for the 52-weeks ended January 24, 1997 from 36.4% for the 52-weeks ended January 25, 1996.

  Interest Expense. Interest expense was $2.1 million for the 52-weeks ended January 24, 1997 compared to $0.9 million for the 52-weeks ended January 25, 1996. This increase resulted from increased borrowings to support the opening of 29 new superstores and increased inventory levels.

  Provision for Income Taxes. The Company's effective tax rate for the 52-weeks ended January 24, 1997 was 32.1% compared to a benefit of 37.9% for the 52-weeks ended January 25, 1996. This increase resulted from the change in fiscal year-end from June to January.

TRANSITION PERIOD COMPARED TO FISCAL YEAR 1997

  Results of operations for the transition period ended January 31, 1998 include amounts for a seven month period, while results for the fiscal year ended June 28, 1997 include amounts for a twelve-month period. Results (in terms of dollar amounts) for these periods are not directly comparable. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of net sales.

  Net Sales. Net sales decreased $23.2 million, or 17.3%, to $110.7 million in the transition period from $133.9 million in fiscal year 1997. This decrease resulted primarily from reporting seven months for the transition period compared to twelve months for fiscal 1997. The decrease was offset by the addition of 42 new superstores during the transition period which generated net sales of $17.3 million. Sales from comparable stores increased 9.5% for the transition period compared to the same seven months included in fiscal 1997. This increase was driven mainly by improved seasonal merchandise selection, especially for Halloween and Christmas.

  Gross Profit. Gross profit decreased $11.4 million, or 22.8%, to $38.7 million
during the transition period from $50.1 million during fiscal year 1997.   As a
percentage of net sales, gross profit was 35.0% during the transition period
compared to 37.4% in fiscal year 1997.   Gross profit as a percentage to net
sales decreased primarily from the seasonality of the seven-month transition period compared with the full prior year, additional seasonal promotions and a lower capitalized inventory overhead.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.3 million, or 13.9%, to $38.9 million during the transition period from $45.2 million for fiscal year 1997. As a percentage of net sales, selling, general and administrative expenses increased to 35.2% for the transition period from 33.8% for fiscal year 1997. The increase resulted from the expansion of the Company's direct mail advertising program and a test of television advertising in selected markets and the cost to open seven more superstores during the transition period. These increases were partially offset by the leveraging of corporate administrative costs.

  Interest Expense. Interest expense was $1.3 million, or 1.1% of sales, for the transition period compared to $1.4 million, or 1.0% of sales, for fiscal year 1997. Interest expense as a percentage to sales increased as a result of higher borrowing levels to support the opening of 42 new superstores and increased inventory levels.

  Provision for Income Taxes. During the transition period, the Company had a taxable loss resulting in an effective tax benefit rate of 40.0% compared to taxable income for fiscal year 1997 resulting in an effective tax rate of 42.0%. The effective tax rate decreased as a result of state tax savings.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Net Sales. Net sales increased $39.3 million, or 41.5%, to $133.9 million in fiscal 1997 from $94.6 million in fiscal 1996. The increase resulted from
(i) net sales of $18.8 million from 35 new stores opened during the year, (ii) net sales of $10.2 million from stores opened prior to fiscal 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $10.3 million, or 11.5%. This comparable store increase resulted from the expansion of the Company's party merchandise selection and an improved seasonal merchandise selection, especially during Halloween and Christmas, and to its new targeted direct mail advertising program first implemented during April 1996.

     Gross Profit. Gross profit increased $14.7 million, or 41.5%, to $50.1 million in fiscal 1997 from $35.4 million in fiscal 1996. As a percentage of net sales, gross profit was 37.4% in fiscal 1997 compared to 37.5% in fiscal 1996. Gross profit as a percentage to net sales decreased slightly primarily from a decrease in capitalized inventory overhead costs partially offset by a decrease in store occupancy costs leveraged against higher comparable store sales increases in fiscal 1997 compared to fiscal 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.5 million, or 34.1%, to $45.2 million in fiscal 1997 from $33.7 million in fiscal 1996. Approximately $9.6 million of this increase resulted from the opening and operation of 35 new superstores in fiscal 1997. The remaining balance of the increase resulted primarily from first-year salaries and other associated costs of new management team members and costs associated with being a publicly traded company (the Company went public on December 13, 1996 ). As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% in fiscal 1997 from 35.7% in fiscal 1996.

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

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net Sales. Net sales increased $31.4 million, or 49.7%, to $94.6 million in fiscal 1996 from $63.2 million in fiscal 1995. The increase resulted from (i) net sales of $18.1 million from 32 new stores opened during the year, (ii) net sales of $9.9 million from stores opened prior to fiscal 1996 not included in the comparable store base, and (iii) a comparable store sales increase of $3.4 million, or 6.0%. This comparable store increase resulted from the expansion of the Company's party merchandise selection.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.4 million, or 51.2%, to $33.7 million in fiscal 1996 from $22.3 million in fiscal 1995. Approximately $8.4 million of this increase resulted from the opening and operation of 32 new superstores in fiscal 1996. The remaining increase resulted primarily from (i) $1.8 million to develop the current management team (including recruitment, relocation, partial year salaries and benefits, and other associated expenses) and (ii) approximately $878,000 for system improvements to support the Company's continued expansion strategy (including consulting fees related to systems, distribution, and improvements in store backroom operations, and increases in depreciation related to systems). As a percentage of net sales, selling, general, and administrative expenses increased to 35.7% in fiscal 1996 from 35.3% in fiscal 1995.

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

Inflation

     Management does not believe that inflation has had a material effect on its financial condition or results of operations during the transition period and the past three fiscal years. However, there can be no assurance that inflation will not have a material adverse effect on the Company's future financial condition or results of operations.

Impact of Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in similar normal business activities.

     The Company is reviewing its critical information systems and technology for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. The Company believes the cost of such remedial corrective actions will range between $100,000 to $250,000.

Liquidity and Capital Resources

     The Company's cash needs are primarily for working capital to support its opening of new superstores and its inventory requirements. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective December 1996, borrowings under revolving credit facilities, proceeds from issuances of convertible preferred stock and subordinated debenture, and internally generated funds.

     At the end of the transition period and fiscal 1997 and 1996, the Company's working capital was $50.2 million, $35.5 million and $23.6 million, respectively. During the transition period and fiscal 1997, 1996 and 1995, cash used in operations was $12.4 million, $4.9 million, $5.1 million, and $4.1 million, respectively. In each of these periods, $17.6 million, $13.6 million, $16.8 million, and $9.1 million, respectively, of cash used in operations was used to increase inventory levels to support both new and existing stores.

     Net cash used in investing activities during the transition period and fiscal 1997, 1996, and 1995, respectively, was $12.3 million, $10.1 million, $7.1 million, and $6.9 million. These costs were primarily a result of opening new superstores, investing in equipment for the new distribution center and investing in systems. During the next 12 months, the Company expects to spend approximately $11.6 million on capital expenditures, which includes $8.6 million for new superstore openings, $1.6 million for store remodels and expansions, $0.9 million for new office facility and corporate system additions, and $0.5 million for the new distribution facility fixtures and equipment.

     Net cash provided by financing activities during the transition period and fiscal 1997, 1996, and 1995 was $24.8 million, $14.8 million, $11.9 million, and $11.1 million, respectively. At the end of the transition period and fiscal 1997 and 1996, the outstanding balance under the Company's revolving credit facility was $29.7 million, $3.8 million and $13.1 million, respectively.

     On January 30, 1998, the Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Loan and Security Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Loan and Security Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, a rate based on the London Interbank Offered Rate ("LIBOR") plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Loan and Security Agreement are secured by all of the Company's assets. The Loan and Security Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000.

     Prior to the new agreement with BankBoston Retail Finance Inc. the Company borrowed funds under a Loan and Security Agreement with Bank One Chicago, NA ("Bank One Agreement"). The Bank One Agreement allowed for borrowings of the lesser of $35,000,000 or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest was payable at an annual rate equal to the bank's prime rate or, at the Company's option, LIBOR plus additional basis points (ranging from 125 to 225 points) dependent on the Company's effective debt ratio. In addition, a fee of 0.25% per year was assessed quarterly on the unused portion of the facility. The Bank One Agreement contained restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings. The Bank One Agreement was terminated upon the closing of the BankBoston Loan and Security Agreement.

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

     The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan and Security Loan Agreement is restricted from paying dividends on its capital stock. The Company believes that its cash generated from operations and its borrowing capacity under the revolving credit facility will be adequate to fund its cash requirements for at least the next 12 months.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                    PART III

     In accordance with general instruction G(3) of Form 10-K, except as set forth below, the information called for by items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 26, 1998.

ITEM 10.   CHAIRMAN AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The chairman and executive officers of the Company are as follows:

Name                            Age                    Position
----                            ---                    --------
Stewart M. Kasen                 58   Chairman of the Board

Charles R. Cumello               53   President and Chief Executive Officer

Glen J. Franchi                  44   Executive Vice President, Treasurer and
                                      Chief Operating Officer

Carol A. Travis                  47   Vice President and Secretary

Gary Rada                        44   Senior Vice President and General
                                      Merchandising Manager

Thomas W. Stoltz                 37   Vice President, Finance

Robert Krentzman                 49   Vice President, MIS

Vincent G. Brown                 57   Vice President, Real Estate

Joseph M. Cabon                  51   Vice President, Distribution

Robert J. Kendzior               46   Vice President, Marketing

Matthew F. Ellis                 48   Senior Vice President, Human Resources

     Mr. Kasen has been Chairman of the Board of Directors of the Company since April 1997 and became a Director in September 1996. From 1989 to May 1996, Mr. Kasen was an officer of Best Products Co., Inc., a chain of catalog showrooms, serving as its Chairman, President and Chief Executive Officer from 1991 to 1996, and its President and Chief Operating Officer from 1989 to 1991. Mr. Kasen assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under Chapter 11 again on September 24, 1996. Mr. Kasen also serves as a director of Markel Corporation, O'Sullivan Industries Holdings Inc., K2 Inc., Elder-Beerman Stores Corp., and The Bibb Company. The Bibb Company filed a petition in bankruptcy under Chapter 11 in July 1996. The Bibb Company's Plan of reorganization was confirmed in September 1996. Mr. Kasen is a member of the Executive Committee and the Compensation Committee.

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

     Mr. Franchi has been Executive Vice President and Treasurer of the Company since March 1995, and has been Chief Operating Officer of the Company's operating subsidiary since 1997. From November 1990 to March 1995, Mr. Franchi served as the Chief Operating Officer of the Company's operating subsidiary, and from 1995 to 1997 served as Chief Administrative Officer. Prior to joining the Company, from 1977 to 1989, Mr. Franchi held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

     Mrs. Travis has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994.

     Mr. Rada has been Senior Vice President and General Merchandise Manager since January 1998. From 1996 to 1998, Mr. Rada served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which in February 1998 filed a voluntary petition for bankruptcy under Chapter 11. Prior to joining Bruno's, Mr. Rada spent 25 years in various management and merchandising positions with American Stores, including American Drug Stores, most recently as Vice President of Grocery and General Merchandise at Jewel Food Stores.

     Mr. Stoltz has been Vice President, Finance since August 1996. From 1994 to 1996, Mr. Stoltz served as Corporate Controller of Dollar General Corporation, a specialty retailer. Mr. Stoltz also served as Interim Chief Financial Officer of Dollar General from 1995 to 1996. Prior to his tenure with Dollar General, Mr. Stoltz served as Director of Operations Accounting with Food Lion, Inc. from 1989 to 1994. Mr. Stoltz is a Certified Public Accountant.

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

     Mr. Ellis has been Senior Vice President, Human Resources since October, 1997, serving as Vice President, Human Resources from August 1996 to October 1997. Prior to that, from 1989 to 1996, Mr. Ellis was Vice President, Human Resources of Today's Man, Inc., which in February 1996 filed a voluntary petition for bankruptcy under Chapter 11. Prior to Today's Man, Mr. Ellis was the Senior Vice President, Human Resources for Kislak Corporation, a financial services organization, Vice President, Human Resources for Waldenbooks, a bookstore chain, and Vice President, Human Resources for CVS, a retail drug chain.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of Documents filed as part of this Transition  Report on Form 10-
          K.

     1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

          Independent Auditors' Report

          Consolidated Balance Sheets as of January 31, 1998 and June 28, 1997

          Consolidated Statements of Income for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

          Consolidated Statements of Stockholders' Equity for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

          Consolidated Statements of Cash Flows for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

          Independent Auditors' Report

          Condensed Financial Information of Factory Card Outlet Corp. - Balance Sheets as of January 31, 1998 and June 28, 1997

          Condensed Financial Information of Factory Card Outlet Corp. - Statements of Income for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995

          Condensed Financial Information of Factory Card Outlet Corp. - Statements of Cash Flows for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995

          Notes to Condensed Financial Information of Factory Card Outlet Corp.

     3.   List of Exhibits.

          The following exhibits are included as part of this Transition Report on Form 10-K or incorporated herein by reference.

Exhibit No.                        Description
--------------------------------------------------------------------------------
3.1 (1)    Form of Amended and Restated Certificate of Incorporation of the
           Company.
3.2 (2)    Amended and Restated By-Laws of the Company.
4.1 (1)    Specimen of Registrant's Common Stock Certificate.
10.1 (1) Employment Agreement, dated as of April 6, 1995, by and between the Company and Charles R. Cumello.
10.2 (1) Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.
10.3 (1) Supply Agreement, dated as of August 2, 1996, by and between the Company and Fine Art Developments, p.l.c.
10.4 (1) Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.
10.5 (1) Lease Agreement between the Company and Elk Grove Village Industrial Park Ltd., dated July 17, 1995.
10.5.1(1)  Industrial Building Lease dated as of October 28, 1996 by and between
           Centerpoint Realty Services Corporation and FCO.
10.6.1 (1) 1989 Stock Option Plan of the Company, as amended.
10.6.2 (1) 1996 Employee Stock Purchase Plan of the Company.
10.6.3 (1) Incentive Savings Plan of the Company.
10.7  (1)  Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.
10.7.1 (1) Business Loan Agreement dated as of November 1, 1996 among the
           Company, FCO and Bank One.
10.7.2 (2) Commitment letter dated September 9, 1997 from Bank One.
10.8 (1) Loan Agreement dated as July 2, 1996 by and between FCO and Petra Capital, L.L.C. ("Petra")
10.8.1 (1) Stock Purchase Warrant dated July 2, 1996 by and between the
           Company and Petra, as amended.
10.8.2 (1) Secured Promissory Note dated July 2, 1996 by and between FCO and
           Petra.
10.8.3 (1) Security Agreement dated July 2, 1996 by and between FCO and Petra.
10.8.4 (1) Guaranty Agreement dated July 2, 1996 by and between the Company and
           Petra.
10.9.1 (1) Loan Agreement dated November 15, 1995 by and between FCO and Sirrom
           Capital Corporation ("Sirrom").
10.9.2 (1)  Stock Purchase Warrant dated November 15, 1995 by and between the
            Company and Sirrom.

10.9.3 (1)  Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.
10.9.4 (1)  Security Agreement dated November 15, 1995 by and between FCO and
            Sirrom.
10.9.5 (1)  Guaranty Agreement dated November 15, 1995 by and between the
            Company and Sirrom.
10.9.6 (1)  First Amendment to Loan Agreement and Loan Documents dated June 28,
            1996 by and between FCO and Sirrom.
10.9.7 (1)  Stock Purchase Warrant dated June 28, 1996 by and between the
            Company and Sirrom.
10.9.8 (1)  Secured Promissory Note dated June 28, 1996 by and between FCO and
            Sirrom.
10.9.9 (1)  Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
10.9.10 (1) Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
10.10.1 (1) Term Lease Master Agreement dated October 28, 1996 by and between
            FCO and IBM Credit Corporation.
10.10.2 (1) Master Lease Agreement dated August 19, 1996 by and between FCO and
            Symbol Lease, Inc.
10.11 (3)   Loan and Security Agreement dated January 30, 1998 among Factory
            Card Outlet of America, Ltd. and BankBoston Retail Finance Inc.
10.12 (3)   1997 Outside Director Stock Option Plan
21.1(1)     List of the subsidiaries of the Company
23.1        Consent of KPMG Peat Marwick LLP
27.1        Financial Data Schedule

Notes

1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-13827 as filed with the Commission on December 12, 1996.

2. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

3. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.

          (b)  Reports on Form 8-K.

               None.

                               POWER OF ATTORNEY

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


Dated:  April 24, 1998                 FACTORY CARD OUTLET CORP.

                                                /s/ Charles R. Cumello
                                               -----------------------
                                       By: Charles R. Cumello, President, Chief
                                           Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                          Title                              Date

 /s/ Stewart M. Kasen                       Chairman of the Board                  April 24, 1998
---------------------------------
   Stewart M. Kasen
-------------------------------------------------------------------------------------------------
/s/ Charles R. Cumello                      President and Director                 April 15, 1998
---------------------------------        (principal executive officer)
  Charles R. Cumello
-------------------------------------------------------------------------------------------------

/s/ Glen J. Franchi                  Executive Vice President, Treasurer           April 24, 1998
---------------------------------        and Chief Operating Officer
     Glen J. Franchi                    (principal financial officer)
-------------------------------------------------------------------------------------------------

 /s/ Thomas W. Stoltz                        Vice President-Finance                April 24, 1998
---------------------------------        (principal accounting officer)
    Thomas W. Stoltz
-------------------------------------------------------------------------------------------------

 /s/ Michael I. Barach
---------------------------------                   Director                       April 14, 1998
    Michael I. Barach
-------------------------------------------------------------------------------------------------

/s/ Dr. Robert C. Blattberg                         Director                       April 24, 1998
---------------------------------
    Dr. Robert C. Blattberg
-------------------------------------------------------------------------------------------------

/s/ Bart A. Brown                                   Director                       April 14, 1998
---------------------------------
    Bart A. Brown, Jr.
-------------------------------------------------------------------------------------------------

/s/ Richard A. Doppelt                              Director                       April 17, 1998
---------------------------------
    Richard A. Doppelt
-------------------------------------------------------------------------------------------------

/s/ William E. Freeman                              Director                       April 17, 1998
---------------------------------
    William E. Freeman
-------------------------------------------------------------------------------------------------

/s/ J. Bayard Kelly                                 Director                       April 24, 1998
---------------------------------
    J. Bayard Kelly
-------------------------------------------------------------------------------------------------

/s/ James L. Nouss, Jr.                             Director                       April 24, 1998
---------------------------------
    James L. Nouss, Jr.
-------------------------------------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report...........................................................................   F-2

Consolidated Balance Sheets as of January 31, 1998 and June 28, 1997...................................   F-3

Consolidated Statements of Income for the transition
     period ended January 31, 1998 and fiscal years ended June 28, 1997,...............................
     June 29, 1996, and July 1, 1995...................................................................   F-4

Consolidated Statements of Stockholders' Equity for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997,...............................
     June 29, 1996, and July 1, 1995...................................................................   F-5

Consolidated Statements of Cash Flows for the transition
     period ended January 31, 1998 and fiscal years ended June 28, 1997,...............................
     June 29, 1996, and July 1, 1995...................................................................   F-6

Notes to Consolidated Financial Statements.............................................................   F-7

                          Independent Auditors' Report

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

   We have audited the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 31, 1998 and June 28, 1997 and the related statements of income, stockholders' equity and cash flows for the transition period ended January 31, 1998 and each of the fiscal years in the three-year period ended June 28, 1997. These consolidated financial statements are the responsibility of the management of Factory Card Outlet Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of January 31, 1998 and June 28, 1997, and the results of their operations and their cash flows for the transition period ended January 31, 1998 and each of the fiscal years in the three-year period ended June 28, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP


Chicago, Illinois
March 6, 1998

                         FACTORY CARD OUTLET CORP.
                               AND SUBSIDIARY

                        Consolidated Balance Sheets

                                               January 31,        June 28,
                                                  1998              1997
                                              ------------      -----------
ASSETS
Current assets:
   Cash                                       $     30,373      $    51,180
   Receivables                                   2,008,604          947,583
   Inventories                                  72,911,489       55,358,616
   Prepaid expenses                              1,773,130        1,182,198
   Deferred income taxes                           331,307          207,333
                                              ------------      -----------
       Total current assets                     77,054,903       57,746,910

Fixed assets, net                               38,507,001       27,451,639
Deferred income taxes                              493,353                -
Other assets                                       188,010          503,058
                                              ------------      -----------
       Total assets                           $116,243,267      $85,701,607
                                              ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
    obligations                               $  1,820,809      $ 1,138,654
   Accounts payable                             17,307,927       14,361,283
   Due to related parties                        2,942,979        3,192,596
   Income taxes payable                                  -          503,544
   Accrued expenses                              4,753,764        3,091,532
                                              ------------      -----------
       Total current liabilities                26,825,479       22,287,609

Revolving credit note payable                   29,700,000        3,775,400
Long-term debt                                       7,001           20,602
Capital lease obligations                        2,660,835        2,755,510
Deferred rent liabilities                        5,315,820        4,411,584
Deferred income taxes                                    -          177,467
                                              ------------      -----------
      Total liabilities                         64,509,135       33,428,172
                                              ------------      -----------

Stockholders' equity:
   Common stock -$.01 par value at
    January 31, 1998 and June 28, 1997.
    Voting class - authorized
    15,000,000 shares; 7,335,519 and
    7,231,211 shares
    issued and outstanding at January 31,
    1998 and June 28, 1997, respectively.
   Non-voting class - authorized
    205,000 shares, no shares issued
    or outstanding.                                 73,355           72,312

   Additional paid-in capital                   51,222,520       50,950,900
   Retained earnings                               438,257        1,327,532
   Less: cost of common stock held in
    treasury, 8,697 shares at June 28,
    1997.                                                -          (77,309)
                                              ------------      -----------
      Total stockholders' equity                51,734,132       52,273,435
                                              ------------      -----------
      Total liabilities and
       stockholders' equity                   $116,243,267      $85,701,607
                                              ============      ===========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                       Consolidated Statements of Income


                                              TRANSITION
                                                PERIOD                        FISCAL YEARS ENDED
                                                 ENDED       ----------------------------------------------------
                                               JANUARY 31,         JUNE 28,           JUNE 29,         JULY 1,
                                                  1998               1997              1996             1995
                                           ---------------    ---------------    --------------    -------------
Net sales                                  $   110,699,590    $   133,945,916     $  94,589,013    $  63,174,091
Cost of sales and occupancy                     71,984,300         83,831,969        59,139,402       39,756,651
                                           ---------------    ---------------    --------------    -------------
      Gross profit                              38,715,290         50,113,947        35,449,611       23,417,440
Selling, general and administrative
 expenses                                       38,928,797         45,226,940        33,732,517       22,316,263
                                           ---------------    ---------------    --------------    -------------
      Income (loss) from operations               (213,507)         4,887,007         1,717,094        1,101,177
Interest expense                                 1,269,474          1,401,596         1,528,969          411,553
                                           ---------------    ---------------    --------------    -------------
      Income (loss) before taxes and            (1,482,981)         3,485,411           188,125          689,624
       extraordinary item
Income taxes (benefit)                            (593,706)         1,462,067           117,884          322,100
                                           ---------------    ---------------    --------------    -------------
      Income (loss) before                        (889,275)         2,023,344            70,241          367,524
       extraordinary item
Extraordinary item - loss on early
 retirement of debt, net of
 income tax benefit of $226,572                          -           (312,886)                -                -
                                           ---------------    ---------------    --------------    -------------
      Net income (loss)                    $      (889,275)   $     1,710,458     $      70,241    $     367,524
                                           ===============    ===============     =============    =============
Earnings (loss) per share - basic
      Before extraordinary item            $         (0.12)   $          0.35     $        0.02    $        0.09
      Extraordinary item                                 -              (0.05)                -                -
                                           ---------------    ---------------    --------------    -------------
      Net income (loss) per share -
       basic                               $         (0.12)   $          0.30     $        0.02    $        0.09
                                           ===============    ===============     =============    =============
Weighted average shares outstanding              7,261,542          5,739,962         4,068,409        3,999,914
                                           ===============    ===============     =============    =============
Earnings (loss) per share - diluted
      Before extraordinary item            $         (0.12)   $          0.30     $        0.01    $        0.07
      Extraordinary item                                 -              (0.04)                -                -
                                           ---------------    ---------------    --------------    -------------
      Net income (loss) per share -
       diluted                             $         (0.12)   $          0.26     $        0.01    $        0.07
                                           ===============    ===============     =============    =============

Weighted average shares outstanding              7,261,542          6,686,243         5,249,479        5,180,984
                                           ===============    ===============     =============    =============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity



                                                Preferred Stock                                           Common Stock
                                        ----------------------------------                   --------------------------------------
                                         Shares                    Amount                     Shares                      Amount
                                        --------               -----------                   ---------                 ------------
Balance at June 30, 1994                20,000                 $ 3,077,248                     803,200                 $  2,000,000

Net income                               -                         -                            -                            -
Issuance of Series B
  convertible preferred stock           32,416                  11,379,258                      -                            -
Common stock issued
  in lieu of interest                    -                         -                            66,264                      236,750
Acquisition of subsidiary's
  minority interest                      -                         -                            64,256                      400,000
                                       -------                 -----------                   ---------                 ------------

Balance at July 1, 1995                 52,416                  14,456,506                     933,720                    2,636,750

Net income                               -                         -                            -                            -
Additional paid-in capital
  attributable to common
  stock warrants                         -                         -                            -                           413,461
                                       -------                 -----------                   ---------                 ------------

Balance at June 29, 1996                52,416                  14,456,506                     933,720                    3,050,211

Net income                               -                         -                            -                            -
Issuance of Series C
  convertible preferred stock           25,639                   9,739,437                      -                            -

Additional paid-in capital
  attributable to common
  stock warrants                         -                         -                            -                           264,012
Conversion of all convertible
  preferred stock to
  common stock                         (78,055)                (24,195,943)                  3,134,674                   24,195,943
Redesignation of common stock
   from no par value
   to $.01 par value                     -                         -                            -                       (27,469,483)
Issuance of common stock -
   initial public offering               -                         -                         2,944,050                       29,441
Exercise of stock options
   and warrants                          -                         -                           218,767                        2,188
Income tax benefit from
   stock options exercised               -                         -                            -                            -
Purchase of treasury stock
   at cost                               -                         -                            -                            -
Issuance of treasury stock               -                         -                            -                            -
Additional paid-in capital
   from compensation
   stock options                         -                         -                            -                            -
                                       -------                 -----------                   ---------                 ------------

Balance at June 28, 1997                 -                         -                         7,231,211                       72,312

Net loss                                 -                         -                            -                            -
Sale of treasury stock to
   employee stock
   purchase plan                         -                         -                            -                            -
Exercise of stock options
   and warrants                          -                         -                           104,308                        1,043
Income tax benefit from
   stock options exercised               -                         -                            -                            -
Additional paid-in capital from
   compensation stock options            -                         -                            -                            -
                                       -------                 -----------                   ---------                 ------------

Balance at January 31, 1998              -                     $   -                         7,335,519                 $     73,355
                                       =======                 ===========                   =========                 ============




                                       Additional           Retained                  Treasury stock                      Total
                                        paid-in             earnings           ----------------------------            stockholders'
                                        capital             (deficit)          Shares                Amount               equity
                                   ---------------         -----------         -------             --------             -----------
Balance at June 30, 1994           $        -              $ (820,691)            -                $     -              $ 4,256,557

Net income                                  -                 367,524             -                      -                  367,524
Issuance of Series B
   convertible preferred stock              -                  -                  -                      -               11,379,258
Common stock issued
   in lieu of interest                      -                  -                  -                      -                  236,750
Acquisition of subsidiary's
   minority interest                        -                  -                  -                      -                  400,000
                                       -----------         ----------       -----------            ------------         -----------

Balance at July 1, 1995                     -                (453,167)            -                      -               16,640,089

Net income                                  -                  70,241             -                      -                   70,241
Additional paid-in capital
   attributable to common
   stock warrants                           -                  -                  -                      -                  413,461
                                       -----------         ----------       -----------            ------------         -----------

Balance at June 29, 1996                    -                (382,926)            -                      -               17,123,791

Net income                                  -               1,710,458             -                      -                1,710,458
Issuance of Series C
   convertible preferred stock              -                  -                  -                      -                9,739,437
Additional paid-in capital
   attributable to  common
   stock warrants                           -                  -                  -                      -                  264,012
Conversion of all convertible
   preferred stock to
   common stock                             -                  -                  -                      -                   -
Redesignation of common stock
   from no par value
   to $.01 par value                    27,469,483             -                  -                      -                   -
Issuance of common stock -
   initial public offering              23,093,418             -                  -                      -               23,122,859
Exercise of stock options
   and warrants                            114,359             -                1,529                 (12,797)              103,750
Income tax benefit from
   stock options exercised                  77,414             -                  -                      -                   77,414
Purchase of treasury stock
    at cost                                (12,377)            -               20,000                (180,000)             (192,377)
Issuance of treasury stock                  -                  -              (12,832)                115,488               115,488
Additional paid-in capital
   from compensation
   stock options                           208,603             -                  -                      -                  208,603
                                       -----------         ----------       -----------            ------------         -----------

Balance at June 28, 1997                50,950,900          1,327,532           8,697                 (77,309)           52,273,435

Net loss                                    -                (889,275)            -                     -                  (889,275)
Sale of treasury stock to
   employee stock
   purchase plan                           (45,206)            -               (8,697)                 77,309                32,103
Exercise of stock options
   and warrants                            225,754             -                  -                     -                   226,797
Income tax benefit from
   stock options exercised                  56,653             -                  -                     -                    56,653
Additional paid-in capital from
   compensation stock options               34,419             -                  -                     -                    34,419
                                       -----------         ----------       -----------            ------------         -----------

Balance at January 31, 1998            $51,222,520         $  438,257             -                $    -               $51,734,132
                                       ===========         ==========       ===========            ============         ===========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows



                                                                          TRANSITION
                                                                            PERIOD                  FISCAL YEARS ENDED
                                                                            ENDED       ---------------------------------------
                                                                         JANUARY 31,         JUNE 28,      JUNE 29,      JULY 1,
                                                                            1998              1997          1996          1995
                                                                         -------------- ------------  ------------  -----------
Cash flows from operating activities:
  Net income (loss)                                                      $  (889,275)   $  1,710,458  $     70,241  $   367,524
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization of fixed assets                            3,087,148       3,523,449     2,544,310    1,446,370
  Amortization of deferred financing costs and debt discount                       -         337,619       221,948            -
  Extraordinary loss on early retirement of debt                                   -         312,886             -            -
  Amortization of organization costs                                               -               -         6,644        7,393
  Accrual of stock on subordinated debentures and bridge loan                      -               -             -       11,849
  Deferred income taxes                                                     (794,794)        584,676      (148,831)     (55,266)
  Loss (gain) on the disposal of equipment and vehicles                      190,711         358,818        37,439       (2,210)
  Stock option compensation                                                   34,419         208,603             -            -
  Change in assets and liabilities:
       (Increase) decrease in assets:
          Accounts receivable                                             (1,004,369)       (510,984)     (314,603)      48,600
          Inventories                                                    (17,552,873)    (13,554,796)  (16,790,598)  (9,131,663)
          Prepaid expenses                                                  (590,932)       (572,459)     (215,157)     (78,267)
          Other assets                                                       315,048      (1,601,572)     (139,480)      21,390
       Increase (decrease) in liabilities:
          Accounts payable                                                 2,697,027       2,850,022     7,661,297    1,823,227
          Accrued expenses                                                 1,662,232         110,876     1,138,558      790,944
          Deferred rent liabilities                                          904,236         849,733       588,833      917,606
          Income taxes payable                                              (503,544)        524,758       241,072     (287,109)
                                                                       -------------    ------------  ------------  -----------
Net cash used in operating activities                                    (12,444,966)     (4,867,913)   (5,098,327)  (4,119,612)
                                                                       -------------    ------------  ------------  -----------
Net cash used in investing activities - purchase of fixed
    assets, net                                                          (12,336,698)    (10,105,930)   (7,071,427)  (6,864,952)
                                                                       -------------    ------------  ------------  -----------
Cash flows from financing activities:
  Borrowings under revolving credit note                                  77,165,500      70,457,137    36,976,955    7,550,000
  Repayment of borrowings under revolving credit note                    (51,240,900)    (79,808,892)  (29,649,800)  (6,550,000)
  Payment of bridge loan                                                           -               -             -   (1,500,000)
  Proceeds from issuance of subordinated debentures                                -       2,910,836     4,667,973            -
  Retirement of subordinated debentures                                            -      (8,000,000)            -     (450,000)
  Payment of long-term debt                                               (1,422,643)     (2,524,459)     (538,242)    (432,447)
  Proceeds from term loan                                                          -               -       400,000    1,100,000
  Proceeds from issuance of Series B convertible preferred stock                   -               -             -   11,379,258
  Proceeds from issuance of Series C convertible preferred stock                   -       8,638,337             -            -
  Proceeds from issuance common stock                                              -      23,122,859             -            -
  Proceeds from exercise of employee stock options                           226,797         103,750             -            -
  Purchase of treasury stock                                                       -        (180,000)            -            -
  Sale of treasury stock to employee stock purchase plan                      32,103         103,111             -            -
                                                                       -------------    ------------  ------------  -----------
Net cash provided by financing activities                                 24,760,857      14,822,679    11,856,886   11,096,811
                                                                       -------------    ------------  ------------  -----------
Net (decrease) increase in cash                                              (20,807)       (151,164)     (312,868)     112,247
Cash at beginning of year                                                     51,180         202,344       515,212      402,965
                                                                       -------------    ------------  ------------  -----------
Cash at end of year                                                    $      30,373    $     51,180  $    202,344  $   515,212
                                                                       =============    ============  ============  ===========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Organization and Basis of Presentation

          The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (the "Company"). The Company is a chain of company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap, and other special occasion merchandise at everyday value prices in 22 states as of January 31, 1998.

          All intercompany balances and transactions have been eliminated in consolidation.

     Transition Period and Fiscal Years

          In January 1998, the Company changed its fiscal year-end to the Saturday closest to January 31 which will be its fiscal year-end in the future. Prior to January 1998, the Company's fiscal year ended on the Saturday closest to June 30. The years ended June 28, 1997, June 29, 1996, and July 1, 1995, referred to as fiscal 1997, 1996, and 1995, respectively, each consist of a 52-week period. The seven-month period from the last fiscal year end of June 28, 1997 through January 31, 1998 is referred to as the transition period.

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

     Fixed Assets

          Fixed assets are stated at cost. Depreciation and amortization of fixed assets is computed as follows:

                                 Method           Estimated Useful Life
     ---------------------------------------------------------------------------
     Fixtures and equipment  Straight-line  3 to 10 years
     Leasehold improvements  Straight-line  Remaining initial term of the leases
     ---------------------------------------------------------------------------

          Amortization related to capital leases is included in depreciation and amortization. Software costs are capitalized and amortized on a straight-line basis over a three- or five-year period. Unamortized software costs included in fixtures and equipment were $2,008,129 and $2,070,221 as of January 31, 1998 and June 28, 1997, respectively. Amortization of these software costs was $563,631, $545,310, $337,187 and $37,059 for the transition period ended January 31, 1998 and fiscal years ended June 28, 1997, June 29, 1996 and June 30, 1995 respectively.

      Income Taxes

          The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company has elected to change its tax year-end to January beginning with the transition period to be consistent with its financial reporting fiscal year-end.

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

      Store Preopening Expenses

          Store preopening costs, which include advertising, labor and supply costs, are expensed within the fiscal year of the related store's grand opening. Prepaid expenses at January 31, 1998 and June 28, 1997, include $339,440 and $264,326, respectively, of preopening costs for stores which have not had a grand opening.

      Advertising Expenses

          The Company expenses advertising costs when the advertising occurs. Advertising production costs incurred before the advertising takes place are recorded as prepaid assets. At January 31, 1998 and June 28, 1997, no amounts were reported as prepaid. For the transition period and fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995, advertising expense was $4,681,637, $4,006,355, $2,471,996 and $1,464,354,
     respectively.

      Earnings per Share

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in the transition period. In accordance with this statement, earnings per share - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants. The Company also complies with certain requirements of the Securities and Exchange Commission with respect to the calculation of earnings per share for initial public offerings. The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                 Income                   Per
                                                 (Loss)      Shares       Share
                                           -------------   -----------  ---------
For the transition period -
Earnings per share - basic and diluted:
---------------------------------------
Net (loss) available to common
 stockholders                              $    (889,275)   7,261,542   $   (0.12)
                                           =============   ==========   =========

For the 1997 fiscal year -
Earnings per share - basic:
---------------------------
    Net income                             $   1,710,458    5,739,962   $    0.30
Effect of Dilutive Securities
    Stock Options                                             870,057
    Warrants                                                   76,224
                                                           ----------
Earnings per share - diluted:
-----------------------------
Net income available to common
 stockholders and assumed
 conversions                               $   1,710,458    6,686,243   $    0.26
                                           =============   ==========   =========

For the 1996 fiscal year -
Earnings per share - basic:
---------------------------
    Net income                             $      70,241    4,068,409   $    0.02
Effect of Dilutive Securities
    Stock Options                                             985,474
    Warrants                                                  195,596
                                                           ----------
Earnings per share - diluted:
-----------------------------
Net income available to common
 stockholders and assumed
 conversions                               $      70,241    5,249,479   $    0.01
                                           =============   ==========   =========

For the 1995 fiscal year -
Earnings per share - basic:
---------------------------
    Net income                             $     367,524    3,999,914   $    0.09
Effect of Dilutive Securities
    Stock Options                                             985,474
    Warrants                                                  195,596
                                                           ----------
Earnings per share - diluted:
-----------------------------
Net income available to common
 stockholders and assumed conversions      $     367,524    5,180,984   $    0.07
                                           =============   ==========    =========

          Options to purchase common stock outstanding during the periods presented above that were not included in the computation of diluted earnings per share - diluted because the option price was greater than the average market price of the common shares were as follows:

                        Period                 Shares
                        ------                 ------
           For the transition period           85,160
           For the fiscal year ended 1997      68,660

     Employee Stock Plans

          Effective June 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company elected application of Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its recognition of compensation cost related to employee stock option and stock purchase plans. As prescribed by SFAS No. 123, note 7 contains a summary of the pro forma effects on reported net income and earnings per share for the transition period ended January 31, 1998 and fiscal 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options at grant date.

     Reclassifications

          Certain prior year amounts have been reclassified to conform with current year presentation.


(2)        Fixed Assets

                                           January 31,      June 28,
                                               1998           1997
----------------------------------------------------------------------
Furniture and equipment                     $39,334,847    $28,521,452
Leasehold improvements                       11,084,183      7,942,895
----------------------------------------------------------------------

   Total fixed assets                        50,419,030     36,464,347
----------------------------------------------------------------------

Less accumulated depreciation and
 amortization                                11,912,029      9,012,708
----------------------------------------------------------------------

   Fixed assets, net                        $38,507,001    $27,451,639
----------------------------------------------------------------------

(3)  Debt

     Revolving Credit Agreement

          On January 30, 1998, the Company entered into a Loan and Security Agreement ("Agreement") with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Agreement are secured by all of the Company's assets. This Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000. The Company had no borrowings under this Agreement during the transition period.

          Prior to the BankBoston Agreement, the Company had a revolving credit agreement with Bank One which permitted the Company to borrow up to a maximum $35,000,000. Advances under the agreement, which was to expire on October 1, 1998, were limited based on inventory levels as defined in the agreement. Amounts outstanding under this and preceding agreements totaled $29,700,000 at January 31, 1998 and $3,775,400 at June 28, 1997. The
     average borrowings under the agreement were $18,745,243 during the transition period and $6,079,600 during fiscal year 1997. Interest was payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 2.75% over (LIBOR). The bank's prime rate was 8.5% at January 31, 1998 and June 28, 1997. The 30-day LIBOR rate was 5.60% at January 31, 1998 and 5.69% at June 28, 1997. A fee of 0.25% per year was assessed on the unused portion of the line, however if the unused portion exceeds $20,000,000 the fee increased to 0.40%. Borrowings under the revolving credit term note were secured by all business assets of the Company. This agreement contained restrictive covenants, the more significant of which required the maintenance of minimum ratios of total liabilities to net worth and minimum levels of tangible net worth and net working capital. The Company was in compliance with all restrictive covenants at January 31, 1998. The Bank One credit agreement was terminated upon the closing of the BankBoston Agreement.

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

(4)  Lease Commitments

          The Company conducts substantially all of its operations using leased premises. Store and office leases provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

          The cost of fixed assets held under capital leases and included in fixed assets was $7,928,216 and $5,835,619 at January 31, 1998 and June 28, 1997, respectively. Accumulated amortization related to such fixed assets was $759,341 and $346,749 at January 31, 1998 and June 28, 1997,
     respectively. Fixed assets held under capital leases consist principally of point of sale systems and equipment, and office and warehouse equipment.

          The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of January 31, 1998 based on the Company's new fiscal year end:

                                                     Capital              Operating
Fiscal year ending:                                  Leases                Leases
------------------------------------------------------------------------------------
1999                                        $       2,194,528    $        22,326,206
2000                                                2,066,967             22,240,289
2001                                                  873,761             21,731,013
2002                                                        -             21,601,746
Thereafter                                                  -             95,200,311
------------------------------------------------------------------------------------
Total minimum lease payments                        5,135,256            183,099,565
Less amount representing interest                     679,935                      -
------------------------------------------------------------------------------------
Present value of net minimum lease
 payments (including long-term lease
 obligations of $2,660,835)                 $       4,455,321    $       183,099,565
------------------------------------------------------------------------------------

          Rent expense charged to operations under operating leases amounted to $11,389,874 during the transition period and $13,860,447, $10,213,885 and
     $5,904,484 in fiscal years 1997, 1996 and 1995, respectively.

 (5) Income Taxes

          Income tax expense (benefit), excluding the tax benefit related to the extraordinary item in fiscal year 1997, consists of:

                         Current      Deferred       Total
------------------------------------------------------------
Transition period:
   Federal               $193,353    $(578,136)   $ (384,783)
   State                  (48,917)    (160,006)     (208,923)
------------------------------------------------------------
                         $144,436    $(738,142)   $ (593,706)
============================================================

Fiscal year 1997:
   Federal               $796,758    $ 458,930    $1,255,688
   State                   80,634      125,745       206,379
------------------------------------------------------------
                         $877,392    $ 584,675    $1,462,067
============================================================

Fiscal year 1996:
   Federal               $257,675    $(155,355)   $  102,320
   State                    9,040        6,524        15,564
------------------------------------------------------------
                         $266,715    $(148,831)   $  117,884
============================================================

Fiscal year 1995:
   Federal               $321,114    $ (52,958)   $  268,156
   State                   56,252       (2,308)       53,944
------------------------------------------------------------
                         $377,366    $ (55,266)   $  322,100
============================================================

          Income tax expense differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

                                        --------------------------------------
                                                            Fiscal Years
                                            Transition  ----------------------
                                             Period       1997    1996    1995
                                        --------------------------------------

Computed "expected" tax expense (benefit)     (34.0)%     34.0%   34.0%   34.0%
 Increase (decrease) in income taxes
 resulting from:
   State net operating loss carrybacks
       and carryforwards                      (10.7)        -       -       -
   State and local income taxes, net of
       Federal income tax benefit               1.5        4.4     4.6     5.4
   Non-deductible meals and entertainment       1.3         .8    15.8     2.1
   Non-deductible life insurance premiums        .1         .5     6.8     1.8
   Non-deductible penalty                        -          -       -      1.7
   Other, net                                   1.8        2.3     1.5     1.7
                                        --------------------------------------
Income tax expense (benefit)                  (40.0)%     42.0%   62.7%   46.7%
                                        ======================================

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           Transition   Fiscal Year
                                             Period        1997
                                           ----------- ------------
Deferred tax assets related to:
   Alternative minimum tax credit          $  564,135    $  456,900
   Deferred rent liabilities                  972,693       749,651
   Accrued expenses                           149,452        92,762
   Inventories                                 24,672       114,570
   Debt discount and deferred financing             -             -
    costs
   Net operating loss carryforward            927,729             -
                                           ----------- ------------
Total gross deferred tax assets             2,638,681    $1,413,883
                                           ----------- ------------
Deferred tax liabilities related to:
   Fixed assets                             1,814,021     1,384,017
                                           ----------- ------------
Total gross deferred tax liabilities        1,814,021     1,384,017
                                           ----------- ------------
Net deferred tax asset                     $  824,660    $   29,866
                                           =========== ============

          Management believes that, with respect to all deferred tax assets, no valuation allowance was necessary at January 31, 1998 and June 28, 1997. At January 31, 1998, the Company had $136,164 of deferred state tax assets attributable to net operating loss carryforwards. Due to the Company's election to change its Federal tax year-end, the $791,565 of Federal net operating loss carryforward must be utilized over the next six years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these criteria, management has determined that it is more likely than not the Company will realize the benefits of these deductible differences.

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

          At January 31, 1998 shares of common stock were reserved for the following purposes:

     Exercise of outstanding stock options                           1,173,749
     Granting of additional stock options                              130,749
     Warrants convertible to common stock                               76,224
                                                                     ---------

                                                                     1,380,722
                                                                     =========

     Treasury Stock

          In December 1996, the Company purchased 20,000 shares of its common stock at a cost of $180,000. In April 1997, 12,382 of these shares were sold to employees under the 1996 Employee Stock Purchase Plan and in July 1997 the remaining 7,618 shares were sold to employees under the 1996 Employee Stock Purchase Plan.

      Dividend Restrictions

          The Company must obtain the written consent of the holder of the revolving credit note prior to declaring or paying dividends at any time.

(7)  Stock Option Plan

     1989 Incentive Stock Option Plan

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

          The Company applies APB Opinion No. 25 in accounting for its plan. In July 1996, the Company granted options to purchase 351,400 shares of common stock to certain individuals, including employees and directors, at an option price of $2.49 per share. Options to purchase 190,760 shares which were granted to employees vest over four years, and 160,640 options were fully vested in September 1996. Based on the estimated fair value of the Company's common stock at the time of grant of these options of $3.30 per share, the Company recognized compensation expense of $34,419 and $208,603 during the transition period and fiscal year ended June 28, 1997, respectively. Of the amount recognized during the fiscal year ended June 28, 1997, $146,000 related to options which were fully vested in September 1996. The estimated fair value of the Company's common stock used in accounting for these options was based on information from various sources which included a valuation prepared by Avalon Group Ltd. (Avalon). At the time of the valuation, the chairman and president of Avalon each owned 100 shares of the Company's Series B preferred stock (or 0.3% of issued and outstanding Series B preferred stock) and each had options to purchase 4,016 shares of the Company's common stock (or 0.8% of weighted average common shares).

     Outside Director Stock Option Plan

          On November 14, 1997, the Company's shareholders approved the 1997 Outside Director Stock Option Plan permitting stock option awards to directors who are not employees of the Company. The 1997 Outside Director Stock Option Plan is effective as of July 25, 1997 and expires on July 24, 2007. Under the plan, options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in connection with this plan is 250,000, subject to certain adjustments. The Company granted 160,000 options on November 14, 1997 to eligible directors which become exercisable at the rate of 8.33% per quarter through November 14, 2000.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                              -------------------------------------
                                                                 Fiscal Years
                                                Transition -----------------------
                                                  Period         1997       1996
                                             -------------------------------------
Net income (loss)                 As reported     (889,275)   $1,710,458   $70,241
                                  Pro forma     (1,052,044)    1,449,941    46,373

Earnings per share - diluted      As reported        (0.11)         0.26      0.01
                                  Pro forma          (0.13)         0.22      0.01
                                             =====================================

          Pro forma net income reflects only options granted during the transition period and in fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of generally four years and compensation cost for options granted prior to July 1, 1995 is not considered.

          The per share weighted-average fair value of stock options granted during the transition period and fiscal years 1997 and 1996 was estimated using the Black Scholes Option-Pricing Model with the following weighted-average assumptions; Transition Period - expected dividend yield of 0.0%, risk-free interest rate of 6.0%, volatility of 60% and an expected life of approximately two years. Fiscal 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.2%, volatility of 60% and an expected life of approximately two years; Fiscal 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, volatility of 60% and an expected life of approximately three years.

          Stock option activity is as follows:

                                     -----------------------------------------------------------------------------------------------
                                                                                             Fiscal Years Ended
                                                 Transition          ---------------------------------------------------------------
                                                   Period                       1997                            1996
                                     -----------------------------------------------------------------------------------------------
                                                          Weighted                      Weighted                        Weighted
                                                          -average                      -average                       -average
                                           Number         exercise       Number         Exercise         Number        exercise
                                             of            price           of            price             of           price
                                           Shares          share         Shares         Per share        Shares        per share
                                     -----------------------------------------------------------------------------------------------
Outstanding at beginning of period      1,023,841           $2.97       739,346            $2.36        707,218           $2.38
    Granted                               325,000            6.85       432,083             3.58         72,288            2.49
    Exercised                            (102,348)           2.22       (99,396)            1.17              -               -
    Forfeited                             (72,744)           3.32       (48,192)            3.11        (40,160)           3.05
                                     -----------------------------------------------------------------------------------------------
Outstanding at end of period            1,173,749            4.10     1,023,841             2.97        739,346            2.36
                                     -----------------------------------------------------------------------------------------------
Exercisable at end of period              585,424            3.05       568,560             2.85        394,672            1.89
                                     -----------------------------------------------------------------------------------------------
Weighted-average fair value of
 options Granted during the period                    2.89                          1.69                            1.62
                                     -----------------------------------------------------------------------------------------------
Available for future grants at end
 of period                                130,749                       133,004                         212,446
                                     ===============================================================================================

          Information about options outstanding and exercisable at January 31, 1998 and June 28, 1997 is as follows:

                              -------------------------------------------------------------------------------
                                           Options Outstanding                     Options Exercisable
                              -------------------------------------------------------------------------------
                                                                          Weighted-                 Weighted-
                                                          Weighted-        Average                   Average
                                           Number     Average Remaining   Exercise      Number      Exercise
   Range of Exercise Prices             Outstanding   Contractual Life     Price     Exercisable     Price
                              -------------------------------------------------------------------------------
   January 31, 1998:
     $   0.62  to   $ 0.62                 155,680                1.44      $ 0.62       155,680      $ 0.62
         2.49  to     2.49                 523,485                7.72        2.49       281,320        2.49
         3.30  to     6.50                 116,924                6.68        5.71       104,014        5.66
         6.75  to     6.88                 298,000                9.71        6.83             -           -
         7.00  to     9.00                  76,660                9.04        8.82        43,660        9.00
       $11.00  to   $11.00                   3,000                8.99       11.00           750       11.00
                              -------------------------------------------------------------------------------
     $   0.62  to   $11.00               1,173,749                7.38      $ 4.10       585,424      $ 3.05
                              ===============================================================================
   June 28, 1997:

    $   0.62  to  $  0.62                  170,680                2.03      $ 0.62       170,680      $ 0.62
        2.49  to     2.49                  692,157                8.35        2.49       287,846        2.49
        5.50  to     6.23                   88,344                6.59        6.22        69,874        6.23
        8.25  to     9.00                   69,660                9.50        8.92        40,160        9.00
       11.00  to    11.00                    3,000                9.58       11.00             -           -
                              -------------------------------------------------------------------------------
    $   0.62  to   $11.00                1,023,841                7.23      $ 2.97       568,560      $ 2.85
                              ===============================================================================

(8)  Incentive Savings Plan

          The Incentive Savings Plan (the Plan) is a defined contribution plan sponsored by the Company for all eligible employees. Participants of the Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service.

          The Company makes a discretionary matching contribution to the Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal years ended 1997, 1996 and 1995, the Company's discretionary matching contributions to the Plan were $95,026, $121,810, $86,043 and $53,661 for the transition period and fiscal years ended 1997, 1996 and 1995, respectively. The Plan also allows for a discretionary base contribution to be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

(9)  Employee Stock Purchase Plan

          Effective December 12, 1996, the Company adopted an Employee Stock Purchase Plan to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5,500 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering. Withholdings from employees for purchases under the Plan totaled $73,297 during the transition period and $161,471 during fiscal year 1997.

(10) Related-party Transactions

          The Company made inventory purchases of $1,161,663, and $3,474,412 during the transition period and in fiscal 1997, respectively, from a company which is beneficially owned by a stockholder of the Company who is also a director of the Company. These purchases represented approximately 1.9% and 4.8% of the Company's total inventory purchases during the transition period and in fiscal 1997, respectively. The Company had no outstanding amounts payable related to these purchases at January 31, 1998 and June 28, 1997.

          During fiscal 1996, the Company entered into a 42-month supply agreement with Fine Art Developments, p.l.c. (Fine Art), a publicly owned United Kingdom company, requiring the Company to purchase a minimum of 42% of its greeting card purchases from Fine Art each year. During the transition period and fiscal 1997, the Company purchased $3,489,490 and $5,337,819 of its greeting card purchases from Fine Art. At January 31, 1998 and June 28, 1997, the Company owed $2,942,979 and $3,192,596 to Fine
     Art for these purchases. In August 1996, Fine Art purchased 2,600 shares of convertible preferred stock of the Company.

(11) Supplemental Cash Flow Information

                                         --------------------------------------------------
                                                                    Fiscal Years
                                           Transition  -----------------------------------
                                             Period        1997         1996        1995
                                        --------------------------------------------------
Cash paid during the period for the
 following:
    Interest                               $1,193,873   $1,441,114   $1,173,344   $634,910
    Income taxes                              856,815      350,014       26,276    688,574

     Supplemental disclosure of non-cash financing activities:

          Capital lease obligations incurred and notes payable issued for equipment and vehicle purchases were $1,996,522 in the transition period and $4,961,429, $255,487 and $191,938 in fiscal years 1997, 1996 and 1995, respectively.

          In August 1996, the Company exchanged Series C preferred stock for consideration of trade accounts payable of $1,101,100.

          On December 12, 1996, all outstanding shares of Convertible preferred stock were converted into 3,134,674 shares, or $24,195,943 of common stock.

          Additional paid-in capital of $264,012 and $413,461 was recognized for the common stock warrants issued during fiscal 1997 and 1996, respectively.

          Accrued interest of $236,750 was repaid through the issuance of $236,750 of common stock in fiscal 1995.

          The Company exchanged FCOA-Baltimore preferred stock of $400,000 for the Company's common stock of $400,000 in fiscal 1995.

(12) Fair Value of Financial Instruments

          The Company's financial instruments at January 31, 1998 and June 28, 1997 include trade accounts receivable, trade accounts payable, revolving credit term note payable, and long-term debt. The carrying value of trade accounts receivable and trade accounts payable approximates fair value because of the short maturity of these instruments. The Company believes the carrying value of the revolving credit term note payable approximates fair value due to the variable rate of interest on this instrument.

(13) Quarterly Financial Information (Unaudited)

          Following is a summary of unaudited quarterly information:

                                                  (dollars in thousands, except per share data)

                                                      First            Second          Seventh
                                                     quarter           quarter          Month
                                                --------------------------------------------------
Transition period:
    Total sales                                      $35,315           $60,302         $15,083
    Gross profit                                      11,742            23,238           3,735
    Net income (loss)                                 (2,152)            2,153            (890)
    Net income (loss) per share - basic                (0.30)             0.30           (0.12)
    Net income (loss) per share - diluted              (0.30)             0.27           (0.12)

                                                      First            Second           Third      Fourth
                                                     quarter           quarter         quarter    quarter
                                                ---------------------------------------------------------
Fiscal year 1997:
    Total sales                                      $25,032           $37,692         $30,932    $40,289
    Gross profit                                       8,035            14,443          11,480     16,156
    Income (loss) before extraordinary item           (1,291)              791             242      2,281
    Net income (loss)                                 (1,291)              478             242      2,281
    Net income (loss) per share - basic                (0.32)             0.10            0.03       0.32
    Net income (loss) per share - diluted              (0.26)             0.09            0.03       0.29

Fiscal year 1996:
    Total sales                                      $16,817           $25,109         $21,707    $30,956
    Gross profit                                       5,792             9,510           7,719     12,429
    Net income (loss)                                 (1,238)              256            (461)     1,513
    Net income (loss) per share - basic                (0.30)             0.06           (0.11)      0.37
    Net income (loss) per share - diluted              (0.25)             0.05           (0.09)      0.29

(14) Prior Year Transition Period Financial Data (Unaudited)


     Following is an unaudited consolidated statement of income for the seven fiscal months ended January 24, 1997:

                          (dollars in thousands, except share and per share data)

                                                                    Seven Fiscal
                                                                      Months
                                                                       Ended
                                                                    January 24,
                                                                       1997
                                                                    ------------
Net sales                                                           $     70,148
Cost of sales and occupancy                                               45,616
                                                                    ------------
    Gross profit                                                          24,532
Selling, general and administrative  expenses                             25,211
                                                                    ------------
    Loss from operations                                                    (679)
Interest expense                                                           1,189
                                                                    ------------
    Loss before taxes and extraordinary item                              (1,868)
Income tax benefit                                                          (784)
                                                                    ------------
    Loss before extraordinary item                                        (1,084)
Extraordinary item                                                          (313)
                                                                    ------------
    Net loss                                                        $     (1,397)
                                                                    ============
Loss per share - basic
  Before extraordinary item                                         $      (0.23)
  Extraordinary item                                                       (0.07)
                                                                    ------------
  Net loss                                                          $      (0.30)
                                                                    ============
Weighted average shares outstanding                                    4,658,423
                                                                    ============
Loss per share - diluted
  Before extraordinary item                                         $      (0.20)
  Extraordinary item                                                       (0.06)
                                                                    ------------
  Net loss                                                          $      (0.26)
                                                                    ============
Weighted average shares outstanding                                    5,473,929
                                                                    ============

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

     Under date of March 6, 1998 we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 31, 1998 and June 28, 1997 and the related statements of income, stockholders' equity, and cash flows for the transition period ended January 31, 1998 and each of the fiscal years in the three-year period ended June 28, 1997, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         /s/ KPMG PEAT MARWICK LLP

Chicago, Illinois
March 6, 1998


                                                                      Schedule I
                                                                      ----------

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY


         Condensed Financial Information of Factory Card Outlet Corp.

                                Balance Sheets


                                             January 31,        June 28,
                                                1998              1997
                                            ------------      -----------
                            ASSETS

Current assets:
   Cash                                      $     17,488     $     17,407
   Due from subsidiary                         13,362,148       13,694,429
   Note receivable - subsidiary                34,954,203       32,728,546
                                             ------------     ------------

       Total current assets                    48,333,839       46,440,382

Investment in subsidiary                        3,400,293        5,833,053
                                             ------------     ------------

       Total assets                          $ 51,734,132     $ 52,273,435
                                             ============     ============

                     STOCKHOLDERS' EQUITY

Common stock -$.01 par value at January
 31, 1998 and June 28, 1997.
    Voting class - authorized
    15,000,000 shares; 7,335,519 and
     7,231,211 shares issued and
     outstanding at January 31, 1998
     and June 28, 1997, respectively.
    Non-voting class - authorized
     205,000 shares, no shares issued
     or outstanding                                73,355           72,312
Additional paid-in capital                     51,222,520       50,950,900
Retained earnings                                 438,257        1,327,532
Less: cost of common stock held in                      -          (77,309)
treasury, 8,697 shares at June 28, 1997.     ------------     ------------


      Total stockholders' equity             $  51,734,132    $  52,273,435
                                             =============    =============


See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------
                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         Condensed Financial Information of Factory Card Outlet Corp.

                             Statements of Income

                                             Transition
                                               Period                       Fiscal Years Ended
                                               Ended        ---------------------------------------------
                                            January 31,          June 28,       June 29,       July 1,
                                               1998                1997           1996          1995
                                        -----------------   --------------    -------------  ------------
Royalty income                             $    1,660,494    $           -   $        -   $         -
Interest income - external                             83              338          363           342
Interest income - subsidiary note
 receivable                                     1,990,553        1,713,059            -             -
Equity in net income (loss) of
 subsidiary                                    (2,432,760)         715,800       69,878       367,182
                                           --------------    -------------   ----------   -----------
    Net revenue                                 1,218,370        2,429,197       70,241       367,524
Operating expenses                              1,077,170                -            -             -
                                           --------------    -------------   ----------   -----------
     Income before taxes                          141,200        2,429,197       70,241       367,524
Income tax expense                              1,030,475          718,739            -             -
                                           --------------    -------------   ----------   -----------
     Net income (loss)                     $     (889,275)   $   1,710,458   $   70,241   $   367,524
                                           ==============    =============   ==========   ===========

See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------
                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY


         Condensed Financial Information of Factory Card Outlet Corp.

                           Statements of Cash Flows

                                                                     Transition
                                                                       Period                     Fiscal Years Ended
                                                                        Ended        ---------------------------------------------
                                                                      January 31,       June 28,        June 29,         July 1,
                                                                         1998             1997            1996            1995
                                                                     -----------     ------------       --------      ------------
Cash flows from operating activities:
 Net income (loss)                                                   $  (889,275)    $  1,710,458       $ 70,241      $    367,524
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Equity in net loss (income) of subsidiary                            2,432,760         (715,800)       (69,878)         (367,182)
  Decrease (increase) in due from subsidiary                             332,281          (53,831)             -       (11,379,258)
                                                                     -----------     ------------       --------      ------------
 Net cash provided by (used in) operating activities                   1,875,766          940,827            363       (11,378,916)
                                                                     -----------     ------------       --------      ------------
 Cash used in investing activities -
  Increase in note receivable from subsidiary                         (2,225,657)     (32,728,546)             -                 -
                                                                     -----------     ------------       --------      ------------
 Cash flows from financing activities:
  Proceeds from issuance of Series B convertible
   preferred stock                                                             -                -              -        11,379,258
  Proceeds from issuance of Series C convertible
   preferred stock                                                             -        8,638,337              -                 -
  Proceeds from issuance of common stock                                       -       23,122,859              -                 -
  Proceeds from exercise of employee stock options                       297,142          103,750              -                 -
  Purchase of treasury stock                                                   -         (180,000)             -                 -
  Sale of treasury stock to employee stock purchase plan                  52,830          103,111              -                 -
                                                                     -----------     ------------       --------      ------------
 Net cash provided by financing activities                               349,972       31,788,057              -        11,379,258
                                                                     -----------     ------------       --------      ------------

 Net increase in cash                                                         81              338            363               342
 Cash at beginning of year                                                17,407           17,069         16,706            16,364
                                                                     -----------     ------------       --------      ------------

 Cash at end of year                                                 $    17,488     $     17,407       $ 17,069      $     16,706
                                                                     ===========     ============       ========      ============
 Supplemental disclosures of cash flow information:
  Noncash financing activities -
   In August 1996, the Company exchanged Series C
     Preferred stock for consideration of its subsidiary's
     trade accounts payable                                                    -        1,101,100              -                 -
   On December 12, 1996, all outstanding shares of
     Convertible Preferred stock were converted into
     3,134,674 shares of common stock                                          -       24,195,943              -                 -
   Additional paid-in capital recognized for
     common stock warrants                                                     -          264,012        413,461                 -
   The Company exchanged FCOA - Baltimore preferred stock
     for the Company's common stock in 1995                                    -                -              -           400,000
   Accrued interest repaid through the issuance of
     common stock  in 1995                                                     -                -              -           236,750

See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

     Notes to Condensed Financial Information of Factory Card Outlet Corp.


(1)   Basis of Accounting

          The Condensed Financial Information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of January 31, 1998 and June 28, 1997 and for the transition period ended January 31, 1998 and each of the years in the three year period ended June 28, 1997. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investment in and amounts due from its subsidiary are recorded on the equity basis.

(2)  Guarantees

          The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Note 3 of "Notes to Consolidated Financial Statements".

(3)  Notes Receivable - subsidiary

          During fiscal year 1997, the subsidiary issued a note to the Company. Interest is accrued quarterly based on the prime lending rate plus two percent per year. The note and any accrued interest is due and payable on demand.

(4)  Royalty and Licensing Agreement

          On June 29, 1997, the Company entered into a Royalty and Licensing Agreement ("Agreement") with its subsidiary. This Agreement grants its subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations. This fee is paid to the Company on a quarterly basis.