Form 10-Q
period 1998-05-02
FACTORY CARD OUTLET CORP
filed 1998-06-16
CIK 1024441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

         |X| QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended May 2, 1998

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

                               2727 Diehl Road,
                          Naperville, IL 60563-2371
--------------------------------------------------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (630) 579-2000

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the Registrant's Common Stock outstanding as of June 5, 1998 was 7,384,707.

                           Factory Card Outlet Corp.

                                   Form 10-Q

                       For the Quarter Ended May 2, 1998
                                     Index

                                                                                         Page
Part I     Financial Information

Item 1     Financial Statements (unaudited):

           Consolidated Balance Sheets as of May 2, 1998 and January 31, 1998                  3

           Consolidated Statements of Income for the three fiscal months
             ended May 2, 1998 and April 26, 1997                                              4

           Consolidated Statements of Cash Flows for the three fiscal months
             ended May 2, 1998 and April 26, 1997                                              5

           Notes to Consolidated Financial Statements                                        6-8

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                       9-12

Item 3     Quantitative and Qualitative Disclosures About Market Risk                           *

Part II    Other Information                                                                   13

           Signatures                                                                          14


  *        Not applicable

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                                        May 2,           January 31,
                                                                                         1998                1998
                                                                                     ------------        ------------
                                       ASSETS                                        (Unaudited)
Current assets:
   Cash                                                                              $    164,208        $     30,373
   Receivables                                                                          1,041,295           2,008,604
   Inventories                                                                         79,096,752          72,911,489
   Prepaid expenses                                                                     1,581,123           1,773,130
   Deferred income taxes                                                                  331,307             331,307
                                                                                     ------------        ------------
       Total current assets                                                            82,214,685          77,054,903
Fixed assets, net                                                                      40,134,417          38,507,001
Deferred income taxes                                                                     493,353             493,353
Other assets                                                                              303,547             188,010
                                                                                     ------------        ------------
       Total assets                                                                  $123,146,002        $116,243,267
                                                                                     ============        ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations                                       $  1,854,057        $  1,820,809
   Accounts payable                                                                    17,860,108          17,307,927
   Due to related parties                                                               4,032,508           2,942,979
   Income taxes payable                                                                   431,425                  -
   Accrued expenses                                                                     3,470,475           4,753,764
                                                                                     ------------        ------------
       Total current liabilities                                                       27,648,573          26,825,479
Revolving credit note payable                                                          34,968,277          29,700,000
Capital lease obligations                                                               2,192,690           2,667,836
Deferred rent liabilities                                                               5,909,289           5,315,820
                                                                                     ------------        ------------
      Total liabilities                                                                70,718,829          64,509,135
                                                                                     ------------        ------------
Stockholders' equity:
   Common stock - $.01 par value at May 2, 1998 and January 31, 1998.
      Voting class - authorized 15,000,000 shares; 7,380,691 and 7,335,519 shares issued and outstanding at May 2, 1998 and January 31, 1998, respectively.
      Non-voting class - authorized 205,000 shares, no shares issued or
      outstanding.                                                                         73,807              73,355
   Additional paid-in capital                                                          51,347,014          51,222,520
   Retained earnings                                                                    1,006,352             438,257
                                                                                     ------------        ------------
      Total stockholders' equity                                                       52,427,173          51,734,132
                                                                                     ------------        ------------
      Total liabilities and stockholders' equity                                     $123,146,002        $116,243,267
                                                                                     ============        ============

See accompanying notes to consolidated financial statements.


                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                       Consolidated Statements of Income



                                                      Three fiscal months ended
                                                 ----------------------------------
                                                      May 2,            April 26,
                                                       1998                1997
                                                 --------------       -------------
                                                             (Unaudited)

Net sales                                        $  49,862,055        $ 32,945,669
Cost of sales and occupancy                         32,183,185          20,458,881
                                                 --------------       -------------
   Gross profit                                     17,678,870          12,486,788
Selling, general and administrative expenses        15,950,583          11,713,091
                                                 --------------       -------------
   Income from operations                            1,728,287             773,697

Interest expense                                       781,463             126,844
                                                 --------------       -------------
   Income before taxes                                 946,824             646,853

Income taxes                                           378,729             271,679
                                                 --------------       -------------
   Net income                                    $     568,095        $    375,174
                                                 ==============       =============
Earnings per share -
   basic                                         $         .08        $        .05
                                                 ==============       =============
   diluted                                       $         .07        $        .05
                                                 ==============       =============
Weighted average shares outstanding -
   basic                                             7,354,386           7,210,791
                                                 ==============       =============
   diluted                                           8,096,974           7,988,643
                                                 ==============       =============


See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                             Three fiscal months ended
                                                                           -----------------------------
                                                                              May 2,         April 26,
                                                                               1998             1997
                                                                           ------------     ------------
                                                                                    (Unaudited)
 Cash flows from operating activities:
    Net income                                                             $    568,095     $    375,174
    Adjustments to reconcile net income to net cash provided by (used
      in) operating activities:
      Depreciation and amortization of fixed assets                           1,611,923          979,285
      Loss on the disposal or retirement of fixed assets                        127,314          126,160
      Stock option compensation                                                  14,751           34,749
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                  (824,854)        (251,280)
          Inventories                                                        (6,185,263)      (4,270,184)
          Prepaid expenses                                                      192,007          112,900
          Other assets                                                         (115,537)         (40,135)
        Increase (decrease) in liabilities:
          Accounts payable                                                    3,433,872        3,495,127
          Accrued expenses                                                   (1,230,592)        (139,123)
          Deferred rent liabilities                                             593,469           48,366
          Income taxes payable                                                  378,729          262,722
                                                                           ------------     ------------
  Net cash (used in) provided by operating activities                        (1,436,086)         733,761
                                                                           ------------     ------------
  Net cash (used in) investing activities--purchase of fixed assets, net     (3,366,653)      (3,457,729)
                                                                           ------------     ------------
  Cash flows from financing activities:
    Borrowings under revolving credit note                                   24,638,034       13,500,000
    Repayment of borrowings under revolving credit note                     (19,369,757)     (10,330,000)
    Payment of long-term obligations                                           (441,898)        (160,410)
    Costs related to issuance of common stock                                        -          (374,193)
    Proceeds from exercise of employee stock options                            110,195           55,000
                                                                           ------------     ------------
Net cash provided by financing activities                                     4,936,574        2,690,397
                                                                           ------------     ------------
Net increase (decrease) in cash                                                 133,835          (33,571)
Cash at beginning of period                                                      30,373          287,771
                                                                           ------------     ------------
  Cash at end of period                                                    $    164,208     $    254,200
                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Organization and Basis of Presentation

          The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (the "Company"). The Company is a chain of 193 company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap and other special occasion merchandise at everyday value prices in 22 states as of May 2, 1998. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended January 31, 1998. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of normal and recurring nature.

          All intercompany balances and transactions have been eliminated in consolidation.

2)   Management Estimates

          The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three fiscal month periods ended May 2, 1998 and April 26, 1997 include provisions for shrinkage, capitalized overhead costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3)  Change in Fiscal Year

          In January 1998, the Company changed its fiscal year-end to the Saturday closest to January 31 which will be its fiscal year-end in the future. The Company's quarterly reporting periods have also changed.

(4)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants.

     The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:


                                                                                       Income                    Per
                                                                                       (loss)      Shares       share
                                                                                     ----------  -----------    ------
For the three fiscal months ended May 2, 1998 -
Earnings per share - basic:
--------------------------
    Net income                                                                       $  568,095    7,354,386    $  .08
Effect of dilutive securities
    Stock options                                                                                    666,384
    Warrants                                                                                          76,204
                                                                                                 -----------
Earnings per share - diluted:
----------------------------
Net income available to common stockholders and assumed conversions                  $  568,095    8,096,974    $  .07
                                                                                     ==========  ===========    ======
For the three fiscal months ended April 26, 1997 -
Earnings per share - basic:
--------------------------
    Net income                                                                       $  375,174    7,210,791    $  .05
Effect of dilutive securities
    Stock options                                                                                    701,648
    Warrants                                                                                          76,204
                                                                                                 -----------
Earnings per share - diluted:
----------------------------
Net income available to common stockholders and assumed conversions                  $  375,174    7,988,643    $  .05
                                                                                     ==========  ===========    ======

          Options to purchase common stock outstanding during the periods presented above that were not included in the computation of diluted earnings per share - diluted because the option price was greater than the average market price of the common shares were as follows:

                              Period                         Shares
                              ------                         ------
          For the quarter ended May 2, 1998                  3,500
          For the transition period ended April 26, 1997     2,967

          During the quarter ended May 2, 1998, 45,172 shares were issued upon the exercise of stock options.

(5)  Revolving Credit Agreement

          On January 30, 1998, the Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Loan and Security Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Loan and Security Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, a rate based on the London Interbank Offered Rate ("LIBOR") plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Loan and Security Agreement are secured by all of the Company's assets. This Loan and Security Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000. The Company had borrowings under this Loan and Security Agreement of $34,968,277 as of May 2, 1998.

(6)  Supplemental Cash Flow Information

                                                                    Three fiscal months ended
                                                                    -------------------------
                                                                     May 2,         April 26,
                                                                      1998            1997
                                                                    ---------       ---------
      Cash paid (received) during the period for the following:
          Interest                                                  $ 736,905        $113,040
          Income taxes                                               (205,303)          7,775

     Supplemental disclosure of non-cash financing activities:

          Capital lease obligations incurred and notes payable issued for equipment and vehicle purchases for the three fiscal month period ended April 26, 1997 was $2.7 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; ability to complete corrective action necessary to address Year 2000 issues and other factors both referenced and not referenced in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words "estimate", "project", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

     Due to the importance of the spring and fall seasons, the second and fourth fiscal quarters have historically contributed, and the Company expects they will continue to contribute, disproportionately to the Company's profitability for the entire fiscal year. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of periods shorter than a full year may not be indicative of results expected for the entire year.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                               Three fiscal months ended
                                               -------------------------
                                               May 2,          April 26,
                                                1998             1997
                                               ------         ----------
Net sales                                       100.0%          100.0%
Cost of sales and occupancy                      64.5            62.1
                                                -----           -----
   Gross profit                                  35.5            37.9
Selling, general and administrative expenses     32.0            35.5
                                                -----           -----
   Income from operations                         3.5             2.4
Interest expense                                  1.6             0.4
                                                -----           -----
   Income before taxes                            1.9             2.0
Income taxes                                      0.8             0.9
                                                -----           -----
   Net income                                     1.1%            1.1%
                                                =====           =====
Number of stores open at end of period           193             135

Three Fiscal Months Ended May 2, 1998 and April 26, 1997

     Net Sales. Net sales increased $17.0 million, or 51.7%, to $49.9 million for the three fiscal month period ended May 2, 1998 from $32.9 million for the three fiscal month period ended April 26. 1997. The increase resulted from (i) net sales of $2.5 million from new stores opened during the three-month period,
(ii) net sales increase of $13.5 million from stores opened prior to February 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $1.0 million, or 3.1%. Comparable store sales were impacted by the uneven flow of basic stock merchandise resulting from system conversion issues associated with the consolidation of the Company's distribution facilities. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $5.2 million, or 41.6%, to $17.7 million for the three fiscal month period ended May 2, 1998 from $12.5 million for the three fiscal month period ended April 26, 1997. As a percentage of net sales, gross profit was 35.5% for the three fiscal month period ended May 2, 1998 compared to 37.9% in the prior year. Gross profit as a percentage of net sales decreased as a result of higher occupancy and other fixed costs compared to lower comparable store sales partially offset by vendor promotional program monies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $4.3 million, or 36.8%, to $16.0 million for the three fiscal month period ended May 2, 1998 from $11.7 million for the three fiscal month period ended April 26, 1997. Approximately $3.6 million of this increase resulted from the operation of 58 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from higher salaries and related costs for additional field and corporate management and administrative personnel to support additional stores. As a percentage of net sales, selling, general and administrative expenses decreased to 32.0% in the three fiscal month period ended May 2, 1998 from 35.6% in the three fiscal month period ended April 26, 1997.

     Interest Expense. Interest expense was $0.8 million in the three fiscal month period ended May 2, 1998 compared to $0.1 million in the three fiscal month period ended April 26, 1997. This increase resulted from higher borrowing levels to support the opening of 58 new superstores and increased inventory levels.

     Income Tax. The effective tax rate for the three fiscal month period ended May 2, 1998 was 40.0% million compared to 42.0% during the three fiscal month period ended April 26, 1997 as a result of state tax savings.

Liquidity and Capital Resources

     The Company's cash needs are primarily for working capital to support its opening of new superstores and its inventory requirements. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective December 1996, borrowings under revolving credit facilities, proceeds from issuances of convertible preferred stock and subordinated debentures and internally generated funds. The Company's ability to fund its activities is directly dependent upon its sales, its ability to effectively manage its inventory and working capital needs and its ability to obtain sufficient external financing to support its continued growth. While the Company has been able to obtain sufficient external financing to date, no assurance can be given that such financing, along with internally generated funds, will be sufficient to support its continued growth.

     At May 2, 1998 and April 26, 1997, the Company's working capital was $54.4 million and $34.6 million, respectively. Net cash used in operations for the three fiscal month period ended May 2, 1998 was $1.4 million compared to $0.7 million net cash provided for the three fiscal month period ended April 26, 1997. In these two periods, $6.2 million and $4.3 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

     Net cash used in investing activities during the three fiscal month period ended May 2, 1998 and April 26, 1997 was $3.4 million and $3.5 million, respectively. These costs were primarily a result of opening new superstores, investing in equipment for the new distribution center and investing in systems. During the three fiscal month period ended May 2, 1998 and April 26, 1997, the Company spent $1.7 million and $2.0 million, respectively, for capital expenditures for new superstores.

     Net cash provided by financing activities during the three fiscal month period ended May 2, 1998 and April 26, 1997 was $4.9 million and $2.7 million, respectively. At May 2, 1998, the outstanding balance under the Loan and Security Agreement with BankBoston Retail Finance Inc. ("Loan and Security Agreement") was $35.0 million. At April 26, 1997, the outstanding balance under the Company's Business Loan Agreement with Bank One, Chicago, NA was $3.6 million.

     On January 30, 1998 the Company entered into a Loan and Security Agreement with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. Advances under the Loan and Security Agreement, which expires January 31, 2001, are limited based on inventory levels subject to certain reserves as defined in the Loan and Security Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate or, at the Company's option, a rate based on the London Interbank Offered Rate ("LIBOR") plus additional basis points (175 or 200 basis points) dependent on the Company's trailing twelve-month net income. Interest is payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Loan and Security Agreement are secured by all of the Company's assets. The Loan and Security Agreement contains one restrictive financial covenant requiring a minimum net worth of $42,700,000.

     Prior to the Agreement with BankBoston Retail Finance Inc., the Company borrowed funds under a Loan and Security Agreement with Bank One Chicago, NA ("Bank One Agreement"). The Bank One Agreement allowed for borrowings of the lesser of $35,000,000 or a predetermined advance rate (not to exceed 50%) against net inventory as determined by an appraisal. Interest was payable at an annual rate equal to the bank's prime rate or, at the Company's option, LIBOR plus additional basis points (ranging from 125 to 225 points) dependent on the Company's effective debt ratio. In addition, a fee of 0.25% per year was assessed quarterly on the unused portion of the facility. The Bank One Agreement contained restrictive covenants including, among others, the maintenance of minimum ratios of fixed charges to earnings and maximum ratios of liabilities to net worth and debt to earnings. The Bank One Agreement was terminated upon the closing of the BankBoston Loan and Security Agreement.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and reports of Form 8-K

          (a)  Exhibits.

                    27.1  Financial Data Schedule.

          (b) The following reports were filed on Form 8-K since January 31, 1998.

                    Current Report on Form 8-K filed on May 29, 1998 to report the appointment of Stewart Kasen as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FACTORY CARD OUTLET CORP.

Dated: June 15, 1998             By: /s/ Stewart M. Kasen
                                         ----------------
                                         Stewart M. Kasen
                                         Chairman of the Board,
                                         President and Chief Executive Officer



Dated: June 15, 1998             By: /s/ Glen J. Franchi
                                         ---------------
                                         Glen J. Franchi
                                         Executive Vice President,
                                         Treasurer, and Chief Operating Officer
                                         (principal financial officer)



Dated: June 15, 1998             By: /s/ Thomas W. Stoltz
                                         ----------------
                                         Thomas W. Stoltz
                                         Vice President - Finance
                                         (principal accounting officer)