Form 10-Q
period 1998-08-01
FACTORY CARD OUTLET CORP
filed 1998-09-14
CIK 1024441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


         |X| QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended August 1, 1998

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock outstanding as of September 4, 1998 was 7,426,875.

                           Factory Card Outlet Corp.

                                   Form 10-Q

                      For the Quarter Ended August 1, 1998
                                     Index



                                                                                       Page
Part I     Financial Information

Item 1     Financial Statements (unaudited):

           Consolidated Balance Sheets as of August 1, 1998 and January 31, 1998          3

           Consolidated Statements of Income for the three fiscal months and six
            fiscal months ended August 1, 1998 and August 2, 1997                         4

           Consolidated Statements of Cash Flows for the six fiscal months
            ended August 1, 1998 and August 2, 1997                                       5

           Notes to Consolidated Financial Statements                                   6-8

Item 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  9-13

Item 3     Quantitative and Qualitative Disclosures About Market Risk                     *

Part II    Other Information                                                             14

           Signatures                                                                    15

   *       Not applicable

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                                               August 1,           January 31,
                                                                                                 1998                  1998
                                                                                              -----------          ------------
                                      ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                                                      $    220,640          $     30,373
   Receivables                                                                                    569,098             2,008,604
   Inventories                                                                                 89,206,994            72,911,489
   Prepaid expenses                                                                             2,081,755             1,773,130
   Deferred income taxes                                                                          419,648               331,307
                                                                                             ------------          ------------
       Total current assets                                                                    92,498,135            77,054,903

Fixed assets, net                                                                              40,588,209            38,507,001
Deferred income taxes                                                                             493,353               493,353
Other assets                                                                                    1,118,059               188,010
                                                                                             ------------          ------------
       Total assets                                                                          $134,697,756          $116,243,267
                                                                                             ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations                                               $  1,899,536          $  1,820,809
   Accounts payable                                                                            26,203,953            17,307,927
   Due to related parties                                                                       3,812,801             2,942,979
   Accrued expenses                                                                             4,987,619             4,753,764
                                                                                             ------------          ------------
       Total current liabilities                                                               36,903,909            26,825,479


Revolving credit note payable                                                                  27,775,040            29,700,000
Term loan                                                                                       9,504,735                 -
Capital lease obligations                                                                       1,733,748             2,667,836
Deferred rent liabilities                                                                       6,592,997             5,315,820
                                                                                             ------------          ------------
      Total liabilities                                                                        82,510,429            64,509,135
                                                                                             ------------          ------------
Stockholders' equity:
   Common stock - $.01 par value. Voting class - authorized 15,000,000 shares;
    7,391,735 and 7,335,519 shares issued and outstanding at August 1, 1998 and
    January 31, 1998, respectively. Non-voting class - authorized 205,000 shares,
    no shares issued or outstanding.                                                               73,917                73,355
   Additional paid-in capital                                                                  51,902,655            51,222,520
   Retained earnings                                                                              210,755               438,257
                                                                                             ------------          ------------
      Total stockholders' equity
                                                                                               52,187,327            51,734,132
                                                                                             ------------          ------------
      Total liabilities and stockholders' equity                                             $134,697,756          $116,243,267
                                                                                             ============          ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                       Consolidated Statements of Income

                                          Three fiscal months ended        Six fiscal months ended
                                         ---------------------------     ---------------------------
                                          August 1,       August 2,       August 1,       August 2,
                                            1998            1997            1998            1997
                                         ---------------------------     ---------------------------
                                                (Unaudited)                    (Unaudited)
Net sales                                $54,748,968     $40,918,975     $104,611,023    $73,864,644
Cost of sales and occupancy               36,322,795      24,875,821       68,505,980     45,334,702
                                         -----------     -----------     ------------    -----------
   Gross profit                           18,426,173      16,043,154       36,105,043     28,529,942
Selling, general and administrative
 expenses                                 18,184,416      12,734,883       34,134,999     24,447,974
Special charge                               655,269            -             655,269           -
                                         -----------     -----------     ------------    -----------
   Income (loss) from operations            (413,512)      3,308,271        1,314,775      4,081,968
Interest expense                             912,483         167,230        1,693,946        294,074
                                         -----------     -----------     ------------    -----------
   Income (loss) before taxes             (1,325,995)      3,141,041         (379,171)     3,787,894
Income tax (benefit)                        (530,398)      1,348,174         (151,669)     1,619,853
                                         -----------     -----------     ------------    -----------
   Net income (loss)                     $  (795,597)    $ 1,792,867     $   (227,502)   $ 2,168,041
                                         ===========     ===========     ============    ===========
Earnings (loss) per share -
   basic                                 $     (0.11)    $      0.25     $      (0.03)   $      0.30
                                         ===========     ===========     ============    ===========
   diluted                               $     (0.11)    $      0.23     $      (0.03)   $      0.27
                                         ===========     ===========     ============    ===========

Weighted average shares outstanding -
   basic                                   7,385,196       7,225,011        7,369,791      7,217,541
                                         ===========     ===========     ============    ===========
   diluted                                 7,385,196       7,923,200        7,369,791      7,959,076
                                         ===========     ===========     ============    ===========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                           Six fiscal months ended
                                                                        ------------------------------
                                                                           August 1,       August 2,
                                                                             1998            1997
                                                                        --------------   -------------
                                                                                 (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                    $   (227,502)   $  2,168,041
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of fixed assets                        3,492,066       2,029,776
       Amortization of deferred finance cost and debt discount                132,160              -
       Loss on the disposal or retirement of fixed assets                     234,222         246,687
       Stock option compensation                                               29,502          62,832
       Non-cash portion of special charge                                     600,789              -
       Changes in assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                               (131,443)       (871,017)
           Inventories                                                    (16,295,505)     (9,764,911)
           Prepaid expenses                                                  (308,625)        366,575
           Other assets                                                      (836,629)       (344,626)
           Deferred income taxes                                              (88,341)       (820,260)
         Increase (decrease) in liabilities:
           Accounts payable                                                11,336,797       4,479,874
           Accrued expenses                                                  (313,464)        387,395
           Deferred rent liabilities                                        1,277,177         442,265
           Income taxes payable                                                    -        1,542,439
                                                                         ------------    ------------

Net cash used in operating activities                                      (1,098,796)        (74,930)
                                                                         ------------    ------------

Net cash used in investing activities - purchase of fixed
 assets, net                                                               (6,030,064)     (6,816,843)
                                                                         ------------    ------------

Cash flows from financing activities:
    Borrowings under revolving credit note                                 47,158,497      32,809,400
    Borrowings under term loan                                             10,000,000              -
    Repayment of borrowings under revolving credit note                   (49,083,457)    (24,243,000)
    Payment of long-term obligations                                         (893,608)     (1,071,113)
    Costs related to issuance of common stock                                      -         (173,195)
    Sale of treasury stock to employee stock purchase plan                         -          115,488
    Proceeds from exercise of employee stock options                          137,695           5,122
                                                                         ------------    ------------

Net cash provided by financing activities                                   7,319,127       7,442,702
                                                                         ------------    ------------

Net increase in cash                                                          190,267         550,929
Cash at beginning of period                                                    30,373         287,771
                                                                         ------------    ------------
  Cash at end of period                                                  $    220,640    $    838,700
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

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)  Organization and Basis of Presentation

          The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (the "Company"). The Company is a chain of 199 company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap and other special occasion merchandise at everyday value prices in 22 states as of August 1, 1998. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the seven-month transition period ended January 31, 1998. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

          All intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Management Estimates

          The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and six fiscal month periods ended August 1, 1998 and August 2, 1997 included provisions for inventory shrinkage and damage, capitalized overhead costs related to inventory and markdowns of inventories. Actual results could differ from those estimates.

(3)  Change in Fiscal Year

          In January 1998, the Company changed its fiscal year-end to the Saturday closest to January 31 which will be its fiscal year-end in the future. Prior to January 1998, the Company's fiscal year ended on the Saturday closest to June 30. The Company's quarterly reporting periods have also changed in accordance with the fiscal year-end change.

(4)  Special Charge

          During the three month period ended August 1, 1998, the Company recorded a pre-tax special charge of $655,269 relating to certain severance and new store design costs.

(5)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants except in loss periods when these securities would be anti-dilutive.

          The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                                            Income                     Per
                                                                            (loss)       Shares       share
                                                                          ----------    ---------    ------
     For the three fiscal months ended August 1, 1998 -
     Earnings per share - basic and diluted:
     Net (loss) available to common stockholders                          $ (795,597)   7,385,196    $(0.11)
                                                                          ==========    =========    ======

     For the three fiscal months ended August 2, 1997 -
     Earnings per share -  basic:
         Net income                                                       $1,792,867    7,225,011    $ 0.25
     Effect of dilutive securities
         Stock options                                                                    621,992
         Warrants                                                                          76,197
                                                                                        ---------
     Earnings per share - diluted:
     Net income available to common stockholders and assumed conversions  $1,792,867    7,923,200    $ 0.23
                                                                          ==========    =========    ======

     For the six fiscal months ended August 1, 1998 -
     Earnings per share -  basic and diluted:
     Net (loss) available to common stockholders                          $ (227,502)   7,369,791    $(0.03)
                                                                          ==========    =========    ======

     For the six fiscal months ended August 2, 1997 -
     Earnings per share  basic:
         Net income                                                       $2,168,041    7,217,541    $ 0.30
     Effect of dilutive securities
         Stock options                                                                    665,334
         Warrants                                                                          76,201
                                                                                        ---------
     Earnings per share - diluted:
     Net income available to common stockholders and assumed conversions  $2,168,041    7,959,076    $ 0.27
                                                                          ==========    =========    ======

          Options to purchase common stock outstanding during the periods presented above that were not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares were as follows:

                         Period                          Shares
                         ------                          ------
     For the three fiscal months ended August 1, 1998    86,203
     For the three fiscal months ended August 2, 1997    72,457
     For the six fiscal months ended August 1, 1998      73,387
     For the six fiscal months ended August 2, 1997      68,965

          During the three fiscal months and six fiscal months ended August 1, 1998, 11,044 and 56,216 shares, respectively, were issued upon the exercise of stock options. During the three fiscal months and six fiscal months ended August 2, 1997, 1,004 and 5,020 shares, respectively, were issued upon the exercise of stock options.

(6)  Debt


          On July 11, 1998, the Company borrowed $10,000,000 under a Term Loan and Security Agreement (Term Loan) with Back Bay Capital, LLC (the Lenders). The Term Loan, which expires on December 31, 1999, bears interest at a rate of 14.5%. Interest is payable monthly at a rate of 12% with the remaining 2.5% accruing as Notes due at the maturity of the Term Loan. These Notes bear interest at a rate of 12.5%. The Company's obligation under these Notes may be waived by the Lenders if the Term Loan has been repaid by January 31, 1999. An anniversary fee in the amount of $200,000 is also payable if the Term Loan is outstanding on July 1, 1999. Upon entering into the Term Loan, the Lenders received warrants to purchase 215,000 shares of the Company's common stock exercisable until July 31, 2003, at $7.50 per share. The Term Loan is collateralized by a first security interest in the Company's equipment and a secondary interest in the remainder of the Company's assets.

          The Company also amended its Loan and Security Agreement (Amended Agreement) with BankBoston Retail Finance Inc. on July 11, 1998. The Amended Loan and Security Agreement contains restrictive covenants requiring minimum cumulative consolidated earnings before interest, taxes, depreciation and amortization and limiting capital expenditures. Advances under the Amended Loan and Security Agreement are limited based on inventory levels, which vary if the Term Loan is outstanding, and subject to certain reserves. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate plus 50 basis points or, at the Company's option, a rate based on the London Interbank Offered Rate plus 250 additional basis points.

          The fair market value of the warrants issued in conjunction with the Term Loan was determined to be $513,500 and was recorded as additional paid-in capital on common stock and as a discount on the face amount of the debt. Amortization of the discount and the related financing costs recognized was $18,235 and $30,202 during July 1998. The Company had borrowings of $10,000,000 under the Term Loan and $27,775,040 under the Amended Agreement as of August 1, 1998.


(7)  Supplemental Cash Flow Information


                                                  Three fiscal months ended            Six fiscal months ended
                                               -------------------------------     -------------------------------
                                                 August 1,        August 2,          August 1,          August 2,
                                                    1998             1997               1998              1997
                                               --------------   --------------     -------------      -------------
     Cash paid (received) during the period:
       Interest                                  1,378,461         159,085           2,344,810           272,125
       Income taxes                                298,071         (39,591)             92,768           (31,816)

     Supplemental disclosure of non-cash financing activities:

          Capital lease obligations incurred and notes payable on equipment and vehicle purchases were $23,997 and $2,797,243 in the three and six fiscal month periods ended August 2, 1997, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                        Three fiscal months ended         Six fiscal months ended
                                                       --------------------------        --------------------------
                                                       August 1,        August 2,        August 1,        August 2,
                                                         1998             1997             1998             1997
                                                       ---------        ---------        ---------        ---------
Net sales                                                100.0 %          100.0%           100.0 %           100.0%
Cost of sales and occupancy                               66.3             60.8             65.5              61.4
                                                       ---------        ---------        ---------        ---------
   Gross profit                                           33.7             39.2             34.5              38.6
Selling, general and administrative expenses              33.2             31.1             32.6              33.1
Special charge                                             1.2              -                0.6               -
                                                       ---------        ---------        ---------        ---------
   Income (loss) from operations                          (0.7)             8.1              1.3               5.5
Interest expense                                           1.7              0.4              1.7               0.4
                                                       ---------        ---------        ---------        ---------
   Income (loss) before taxes                             (2.4)             7.7             (0.4)              5.1
Income tax (benefit)                                      (1.0)             3.3             (0.2)              2.2
                                                       ---------        ---------        ---------        ---------
   Net income (loss)                                      (1.4)%            4.4%            (0.2)%             2.9%
                                                       =========        =========        =========        =========
Number of stores open at end of period                    199              145              199              145

Three Fiscal Months Ended August 1, 1998 and August 2, 1997

     Net Sales. Net sales increased $13.8 million, or 33.7%, to $54.7 million for the three fiscal month period ended August 1, 1998 from $40.9 million for the three fiscal month period ended August 2, 1997. The increase resulted from
(i) net sales of $4.3 million from new stores opened during the current fiscal year, (ii) net sales increase of $9.0 million from stores opened prior to February 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $0.5 million, or 1.4%. Comparable store sales were unfavorably impacted by the uneven flow of basic stock merchandise during the spring of this year resulting from system conversion issues associated with the consolidation of the Company's distribution facilities. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $2.4 million, or 15.0%, to $18.4 million for the three fiscal month period ended August 1, 1998 from $16.0 million for the three fiscal month period ended August 2, 1997. As a percentage of net sales, gross profit was 33.7% for the three fiscal month period ended August 1, 1998 compared to 39.2% in the prior year. Gross profit as a percentage of net sales decreased as a result of higher occupancy and other fixed costs along with a favorable year-end inventory shrinkage adjustment reflected in the prior year compared to an estimate in the current year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $5.5 million, or 43.3%, to $18.2 million for the three fiscal month period ended August 1, 1998 from $12.7 million for the three fiscal month period ended August 2, 1997. Approximately $4.3 million of this increase resulted from the operation of 54 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from additional field and corporate personnel to support additional stores along with the reversal of a management bonus accrual during the three fiscal month period ended August 2, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% in the three fiscal month period ended August 1, 1998 from 31.1% in the three fiscal month period ended August 2, 1997.

     Special Charge. During the quarter ended August 1, 1998, the Company recognized a special charge of $0.7 million relating to certain severance and new store design costs.

     Interest Expense. Interest expense was $0.9 million in the three fiscal month period ended August 1, 1998 compared to $0.2 million in the three fiscal month period ended August 2, 1997. This increase resulted from higher borrowing levels to support the opening of 54 new superstores and increased inventory levels.

     Income Tax. During the three month period ended August 1, 1998, the Company had a taxable loss resulting in a tax benefit compared to taxable income for the three month period ended August 2, 1997 resulting in tax expense.

Six Fiscal Months Ended August 1, 1998 and August 2, 1997


     Net Sales. Net sales increased $30.7 million, or 41.5%, to $104.6 million for the six fiscal month period ended August 1, 1998 from $73.9 million for the six fiscal month period ended August 2, 1997. The increase resulted from (i) net sales of $6.8 million from new stores opened during the six-month period, (ii) net sales increase of $22.4 million from stores opened prior to February 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $1.5 million, or 2.2%. Comparable store sales were impacted by the uneven flow of basic stock merchandise during the spring of this year resulting from system conversion issues associated with the consolidation of the Company's distribution facilities.

     Gross Profit. Gross profit increased $7.6 million, or 26.7%, to $36.1 million for the six fiscal month period ended August 1, 1998 from $28.5 million for the six fiscal month period ended August 2, 1997. As a percentage of net sales, gross profit was 34.5% for the six fiscal month period ended August 1, 1998 compared to 38.6% in the prior year. Gross profit as a percentage of net sales decreased as a result of higher occupancy and other fixed costs partially offset by vendor promotional program monies and a favorable year-end inventory shrinkage adjustment reflected in the prior year compared to an estimate in the current year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.7 million, or 39.8%, to $34.1 million for the six fiscal month period ended August 1, 1998 from $24.4 million for the six fiscal month period ended August 2, 1997. Approximately $7.9 million of this increase resulted from the operation of 54 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from additional field and corporate personnel to support additional stores along with the reversal of a management bonus accrual during the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 32.6% in the six fiscal month period ended August 1, 1998 from 33.1% in the six fiscal month period ended August 2, 1997.

     Special Charge. During the quarter ended August 1, 1998, the Company recognized a special charge of $0.7 million relating to certain severance and new store design costs.

     Interest Expense. Interest expense was $1.7 million in the six fiscal month period ended August 1, 1998 compared to $0.3 million in the six fiscal month period ended August 2, 1997. This increase resulted from higher borrowing levels to support the opening of 54 new superstores and increased inventory levels.

     Income Tax. During the six month period ended August 1, 1998, the Company had a taxable loss resulting in a tax benefit compared to taxable income for the six month period ended August 2, 1997 resulting in tax expense. The benefit was recognized at an effective rate of 40.0% during the six month period ended August 1, 1998 compared to the expense recognized at an effective rate of 42.8%. The lower effective rate is a result of state tax savings.

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

     At August 1, 1998 and August 2, 1997, the Company's working capital was $55.6 million and $40.2 million, respectively. Net cash used in operations for the six fiscal month period ended August 1, 1998 was $1.1 million compared to $0.1 million net cash provided by operations for the six fiscal month period ended August 2, 1997. In these two periods, $16.3 million and $9.8 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

     Net cash used in investing activities during the six fiscal month periods ended August 1, 1998 and August 2, 1997 was $6.0 million and $6.8 million, respectively. These costs were primarily a result of opening new superstores, investing in equipment for the new distribution center and investing in information technology systems. During the six fiscal month periods ended August 1, 1998 and August 2, 1997, the Company spent $3.1 million and $3.8 million, respectively, for capital expenditures for new superstores.

     Net cash provided by financing activities during the six fiscal month periods ended August 1, 1998 and August 2, 1997 was $7.3 million and $7.4 million, respectively. At August 1, 1998, the outstanding balance under the Loan and Security Agreement with BankBoston Retail Finance Inc. ("Loan and Security Agreement") was $27.8 million and under the Term Loan and Security Agreement (Term Loan) with Back Bay Capital, LLC was $10.0 million. At August 2, 1997, the outstanding balance under the Company's Business Loan Agreement with Bank One, Chicago, NA was $9.0 million.

     On July 11, 1998, the Company borrowed $10,000,000 under a Term Loan with Back Bay Capital, LLC (the Lenders). The Term Loan, which expires on December 31, 1999, bears interest at a rate of 14.5%. Interest is payable monthly at a rate of 12% with the remaining 2.5% accruing as Notes due at the maturity of the Term Loan. These Notes bear interest at a rate of 12.5%. The Company's obligation under these Notes may be waived by the lenders if the Term Loan has been repaid by January 31, 1999. An anniversary fee in the amount of $200,000 is also payable if the Term Loan is outstanding on July 1, 1999. Upon entering into the Term Loan, the lenders received warrants to purchase 215,000 shares of the Company's common stock exercisable until July 31, 2003, at $7.50 per share. The Term Loan is collateralized by a first security interest in the Company's equipment and a secondary interest in the remainder of the Company's assets.

     On January 30, 1998 the Company entered into a Loan and Security Agreement with BankBoston Retail Finance Inc. providing a $40,000,000 revolving line of credit which can be increased at the Company's discretion up to $60,000,000, in $5,000,000 increments. In July 1998, the Loan and Security Agreement was amended. Advances under the Amended Loan and Security Agreement, which expires January 31, 2001, are limited based on inventory levels which vary if the Term Loan is outstanding, and are subject to certain reserves as defined in the Amended Loan and Security Agreement. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate plus 50 basis points or, at the Company's option, a rate based on the London Interbank Offered Rate plus 250 additional basis points. A fee of 0.25% per year is assessed monthly on the unused portion of the line of credit. Borrowings under the Amended Loan and

Security Agreement are secured by all of the Company's assets. The Amended Loan and Security Agreement contains restrictive covenants requiring minimum cumulative consolidated earnings before interest, taxes, depreciation and amortization and limiting capital expenditures.

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

     In August 1998, the Company entered into a master capital lease agreement for the purchase of point-of-sale (POS) and related software over the next three years in an amount not to exceed $5.0 million. During August 1998, financing for $0.7 million of the POS equipment was completed under this agreement. This lease has a term of four years.

     In December 1996, the Company completed an initial public offering of 2,550,000 shares of its common stock. An additional 394,050 shares of common stock were sold as a result of the exercise by the underwriters of an over-allotment option in January 1997. The net proceeds of the offering, which were $22.9 million after deducting associated expenses, were used to retire all outstanding subordinated debentures, a term loan and the outstanding borrowings under the revolving credit facility at that time.

     In October 1996, the Company entered into two capital lease agreements for POS computer equipment and related software having a total cost of $2.1 million. During February 1997, financing for $2.4 million of additional POS equipment was incorporated into one of the leases. During July and August 1997, financing for $1.9 million of additional POS equipment was also incorporated. These leases have terms of four and five years.

     The Company, under its Loan and Security Agreement, is restricted from paying dividends on its capital stock.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports of Form 8-K.

         (a)  Exhibits.

                27.1  Financial Data Schedule.

         (b) The following reports were filed on Form 8-K since January 31, 1998.

                Current Report on Form 8-K filed on May 29, 1998 to report the appointment of Stewart Kasen as President and Chief Executive Officer.

                Current Report on Form 8-K filed on July 22, 1998 to report revised earnings expectations, the amendment of the Company's existing credit facility and an agreement for an additional $10 million credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FACTORY CARD OUTLET CORP.


Dated:  September 14, 1998        By: /s/ Stewart M. Kasen
                                      -----------------------------------------
                                          Stewart M. Kasen
                                          Chairman of the Board,
                                          President and Chief Executive Officer


Dated: September 14, 1998         By: /s/ Glen J. Franchi
                                      -----------------------------------------
                                          Glen J. Franchi
                                          Executive Vice President,
                                          Treasurer, and Chief Operating Officer
                                          (principal financial officer)



Dated: September 14, 1998         By: /s/ Thomas W. Stoltz
                                      -----------------------------------------
                                          Thomas W. Stoltz
                                          Vice President - Finance
                                          (principal accounting officer)