Form 10-Q
period 1998-10-31
FACTORY CARD OUTLET CORP
filed 1998-12-15
CIK 1024441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended October 31, 1998

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares of the Registrant's Common Stock outstanding as of December 11, 1998 was 7,503,098.

                           Factory Card Outlet Corp.

                                   Form 10-Q

                     For the Quarter Ended October 31, 1998
                                     Index

                                                                                        Page
Part I     Financial Information
Item 1     Financial Statements (unaudited):

           Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998         3

           Consolidated Statements of Operations for the three fiscal months and nine
             fiscal months ended October 31, 1998 and October 25, 1997                     4

           Consolidated Statements of Cash Flows for the nine fiscal months
             ended October 31, 1998 and October 25, 1997                                   5

           Notes to Consolidated Financial Statements
                                                                                         6-8
Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  9-14

Item 3     Quantitative and Qualitative Disclosures About Market Risk                      *

Part II    Other Information                                                              15

           Signatures                                                                     16

 *   Not applicable

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                                                                                            October 31,     January 31,
                                                                                               1998            1998
                                                                                           ------------    ------------
                                      ASSETS                                               (Unaudited)
Current assets:
   Cash                                                                                    $    262,900    $     30,373
   Receivables                                                                                  167,840         795,003
   Inventories                                                                               96,358,857      72,911,489
   Prepaid expenses                                                                           1,657,654       1,773,130
   Deferred income taxes                                                                      2,148,965         331,307
                                                                                           ------------    ------------
       Total current assets                                                                 100,596,216      75,841,302

Fixed assets, net                                                                            41,777,612      38,507,001
Deferred income taxes                                                                           493,353         493,353
Other assets                                                                                  1,183,837         188,010
                                                                                           ------------    ------------
       Total assets
                                                                                           $144,051,018    $115,029,666
                                                                                           ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations                                             $  2,212,637    $  1,820,809
   Accounts payable                                                                          25,538,403      16,094,326
   Due to related parties                                                                     5,134,344       2,942,979
   Accrued expenses                                                                           6,383,124       4,753,764
                                                                                           ------------    ------------
       Total current liabilities                                                             39,268,508      25,611,878

Revolving credit note payable                                                                36,353,266      29,700,000
Term loan                                                                                     9,584,963            -
Capital lease obligations                                                                     2,161,681       2,667,836
Deferred rent liabilities                                                                     7,000,616       5,315,820
                                                                                           ------------    ------------

      Total liabilities                                                                      94,369,034      63,295,534
                                                                                           ------------    ------------

Stockholders' equity:
   Common stock - $.01 par value.  Voting class - authorized 15,000,000 shares;
    7,503,098 and 7,335,519 shares issued and outstanding at October 31, 1998 and January 31, 1998, respectively.  Non-voting class - authorized 205,000
    shares, no shares issued or outstanding.                                                     75,030          73,355
   Additional paid-in capital                                                                51,999,816      51,222,520
   Retained earnings (deficit)                                                               (2,392,862)        438,257
                                                                                           ------------    ------------

      Total stockholders' equity                                                             49,681,984      51,734,132
                                                                                           ------------    ------------
      Total liabilities and stockholders' equity
                                                                                           $144,051,018    $115,029,666
                                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations

                                                       Three fiscal months ended               Nine fiscal months ended
                                                     ------------------------------         -------------------------------
                                                     October 31,        October 25,         October 31,         October 25,
                                                         1998              1997                1998                1997
                                                     -----------        -----------         ------------        ------------
                                                              (Unaudited)                             (Unaudited)
Net sales                                            $57,715,406        $41,232,467         $162,326,429        $115,097,111
Cost of sales and occupancy                           39,986,679         26,849,696          108,492,659          72,184,398
                                                     -----------        -----------         ------------        ------------
   Gross profit                                       17,728,727         14,382,771           53,833,770          42,912,713
Selling, general and administrative expenses          20,626,493         16,912,336           54,761,492          41,360,310
Special charge                                             -                  -                  655,269               -
                                                     -----------        -----------         ------------        ------------
    Income (loss) from operations                     (2,897,766)        (2,529,565)          (1,582,991)          1,552,403
Interest expense                                       1,441,597            466,085            3,135,543             760,159
                                                     -----------        -----------         ------------        ------------
   Income (loss) before tax (benefit)                 (4,339,363)        (2,995,650)          (4,718,534)            792,244
Income tax (benefit)                                  (1,735,746)        (1,198,259)          (1,887,415)            421,594
                                                     -----------        -----------         ------------        ------------
   Net income (loss)                                 $(2,603,617)       $(1,797,391)         $(2,831,119)       $    370,650
                                                     ===========        ===========          ===========        ============
Earnings (loss) per share -
   basic                                             $     (0.35)       $     (0.25)         $     (0.38)       $       0.05
                                                     ===========        ===========          ===========        ============
   diluted                                           $     (0.35)       $     (0.25)         $     (0.38)       $       0.05
                                                     ===========        ===========          ===========        ============
Weighted average shares outstanding -
   basic                                               7,445,579          7,236,826            7,395,054           7,223,970
                                                     ===========        ===========          ===========        ============
   diluted                                             7,445,579          7,236,826            7,395,054           7,954,337
                                                     ===========        ===========          ===========        ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                                              Nine fiscal months ended
                                                                                             ---------------------------
                                                                                             October 31,     October 25,
                                                                                                1998            1997
                                                                                             -----------    ------------
                                                                                                     (Unaudited)
  Cash flows from operating activities:
    Net income (loss)                                                                        $(2,831,119)   $    370,650
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization of fixed assets                                             5,492,267       3,294,386
     Amortization of deferred finance cost and debt discount                                     336,080           -
     Loss on the disposal or retirement of fixed assets                                          237,066         260,046
     Stock option compensation                                                                    44,253          77,583
     Non-cash portion of special charge                                                          451,412           -
     Changes in assets and liabilities:
       (Increase) decrease in assets:
         Receivables                                                                             627,164         (15,811)
         Inventories                                                                         (23,447,368)    (22,069,013)
         Prepaid expenses                                                                        106,909        (210,440)
         Other assets                                                                         (1,224,876)       (842,541)
         Deferred income taxes                                                                (1,817,658)       (820,260)
       Increase (decrease) in liabilities:
         Accounts payable                                                                     11,635,442      11,540,351
         Accrued expenses                                                                      1,438,762       3,069,609
         Deferred rent liabilities                                                             1,684,796         772,305
         Income taxes payable                                                                      -             344,180
                                                                                             -----------    ------------

  Net cash used in operating activities                                                       (7,266,870)     (4,228,955)
                                                                                             -----------    ------------

  Net cash used in investing activities - purchase of fixed assets, net                       (7,959,601)    (12,087,331)
                                                                                             -----------    ------------
  Cash flows from financing activities:

    Borrowings under revolving credit note                                                   118,302,829      74,744,900
    Borrowings under term loan                                                                10,000,000           -
    Repayment of borrowings under revolving credit note                                     (111,649,563)    (56,968,400)
    Payment of long-term obligations                                                          (1,415,486)     (1,465,803)
    Costs related to issuance of common stock                                                      -            (173,195)
    Sale of treasury stock to employee stock purchase plan                                         -             115,488
    Proceeds from exercise of employee stock options                                             221,218          16,378
                                                                                             -----------    ------------

  Net cash provided by financing activities                                                   15,458,998      16,269,368
                                                                                             -----------    ------------

  Net increase (decrease) in cash                                                                232,527         (46,918)
  Cash at beginning of period                                                                     30,373         287,771
                                                                                             -----------    ------------
  Cash at end of period                                                                      $   262,900    $    240,853
                                                                                             ===========    ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)  Organization and Basis of Presentation

          The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (the "Company"). The Company is a chain of 211 company-owned superstores offering an extensive selection of party supplies, greeting cards, gift wrap and other special occasion merchandise at everyday value prices in 23 states as of October 31, 1998. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the seven-month transition period ended January 31, 1998. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

          All intercompany balances and transactions have been eliminated in consolidation. In addition, certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Management Estimates

          The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and nine fiscal month periods ended October 31, 1998 and October 25, 1997 included provisions for inventory shrinkage and damage and capitalized overhead costs related to inventory. Actual results could differ from those estimates.

(3)  Change in Fiscal Year

          In January 1998, the Company changed its fiscal year-end to the Saturday closest to January 31 which will be its fiscal year-end in the future. Prior to January 1998, the Company's fiscal year ended on the Saturday closest to June 30. The Company's quarterly reporting periods have also changed in accordance with the fiscal year-end change.

(4)  Special Charge

          During the quarter ended August 1, 1998, the Company recorded a pre-tax special charge of $655,269 relating to certain severance and new store design costs.

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

     The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                                                Income                     Per
                                                                                (loss)       Shares       share
                                                                             -----------    ---------    ------
     For the three fiscal months ended October 31, 1998 -
     Earnings per share - basic and diluted:
     --------------------------------------
     Net (loss) available to common stockholders                             $(2,603,617)   7,445,579    $(0.35)
                                                                             ===========    =========    ======

     For the three fiscal months ended October 25, 1997 -
     Earnings per share - basic and diluted:
     --------------------------------------
     Net (loss) available to common stockholders                             $(1,797,391)   7,236,826    $(0.25)
                                                                             ===========    =========    ======

     For the nine fiscal months ended October 31, 1998 -
     Earnings per share - basic and diluted:
     --------------------------------------
     Net (loss) available to common stockholders                             $(2,831,119)   7,395,054    $(0.38)
                                                                             ===========    =========    ======

     For the nine fiscal months ended October 25, 1997 -
     Earnings per share - basic:
     --------------------------
       Net income                                                            $   370,650    7,223,970    $ 0.05
     Effect of dilutive securities
       Stock options                                                                          654,167
       Warrants                                                                                76,200
                                                                                            ---------
     Earnings per share  diluted:
     ----------------------------
     Net income available to common stockholders and assumed conversions     $   370,650    7,954,337    $ 0.05
                                                                             ===========    =========    ======

          Options to purchase common stock outstanding during the periods presented above that were not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares were as follows:

             Period                                            Shares
             ------                                            ------
     For the nine fiscal months ended October 25, 1997         70,046

          During the three fiscal months and nine fiscal months ended October 31, 1998, 111,364 and 167,850 shares, respectively, were issued upon the exercise of stock options and stock warrants. During the three fiscal months and nine fiscal months ended October 25, 1997, 6,024 and 167,580 shares, respectively, were issued upon the exercise of stock options.

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

          The Company also amended its Loan and Security Agreement (Amended Agreement) with BankBoston Retail Finance Inc. on July 11, 1998. The Amended Agreement contains restrictive covenants requiring minimum cumulative consolidated earnings before interest, taxes, depreciation and amortization and limiting capital expenditures. Advances under the Amended Agreement are limited based on inventory levels, which vary if the Term Loan is outstanding, and are subject to certain reserves. Interest is accrued at an annual rate equal to the BankBoston, N.A. prime rate plus 50 basis points or, at the Company's option, a rate based on the London Interbank Offered Rate plus 250 basis points.

          The fair market value of the warrants issued in conjunction with the Term Loan was determined to be $513,500 and was recorded as additional paid-in capital on common stock and as a discount on the face amount of the debt. Amortization of the discount and the related financing costs recognized were $98,463 and $237,617, respectively, for the nine fiscal months ended October 31, 1998. The Company had borrowings of $10,000,000 under the Term Loan and $36,353,266 under the Amended Agreement as of October 31, 1998, respectively.

(7)  Supplemental Cash Flow Information


                                                Three fiscal months ended       Nine fiscal months ended
                                               ---------------------------     ---------------------------
                                               October 31,     October 25,     October 31,     October 25,
                                                 1998            1997            1998            1997
                                               -----------     -----------     -----------     -----------
     Cash paid (received) during the period:
       Interest                                $1,172,170       $480,507       $3,516,980       $752,632
       Income taxes                               (13,194)       856,815           79,575        824,999

     Supplemental disclosure of non-cash financing activities:

          Capital lease obligations incurred and notes payable on equipment and vehicle purchases were $1,301,157 in the three and nine fiscal month periods ended October 31, 1998 and $2,035,446 and $4,832,689 in the three and nine fiscal month period ended October 25, 1997, respectively.

          Additional paid in capital of $513,500 was recognized for the common stock warrants issued in July 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success of efforts to renegotiate the Company's senior credit facilities; store performance; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; availability and cost of capital; governmental regulations; ability to complete corrective actions necessary to address Year 2000 issues and other factors both referenced and not referenced in the Company's Transition Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate", "project", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

     Due to the importance of the spring and fall seasons, the second and fourth fiscal quarters have historically contributed, and the Company expects they will continue to contribute, disproportionately to the Company's results for the entire fiscal year. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of periods shorter than a full year may not be indicative of results expected for the entire year.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                Three fiscal months ended    Nine fiscal months ended
                                                -------------------------    -------------------------
                                                October 31,   October 25,    October 31,   October 25,
                                                   1998          1997           1998          1997
                                                -----------   -----------    -----------   -----------
Net sales                                         100.0 %       100.0 %        100.0 %       100.0 %
Cost of sales and occupancy                        69.3          65.1           66.8          62.7
                                                  -----         -----          -----         -----
   Gross profit                                    30.7          34.9           33.2          37.3
Selling, general and administrative expenses       35.7          41.0           33.8          35.9
Special charge                                      -             -              0.4           -
                                                  -----         -----          -----         -----
   Income (loss) from operations                   (5.0)         (6.1)          (1.0)          1.4
Interest expense                                    2.5           1.2            1.9           0.7
                                                  -----         -----          -----         -----
   Income (loss) before tax (benefit)              (7.5)         (7.3)          (2.9)          0.7
Income tax (benefit)                               (3.0)         (2.9)          (1.2)          0.4
                                                  -----         -----          -----         -----
   Net income (loss)                               (4.5) %       (4.4) %        (1.7) %        0.3 %
                                                  =====         =====          =====         =====
Number of stores open at end of period              211           170            211           170

Three Fiscal Months Ended October 31, 1998 and October 25, 1997

     Net Sales. Net sales increased $16.5 million, or 40.0%, to $57.7 million for the three fiscal month period ended October 31, 1998 from $41.2 million for the three fiscal month period ended October 25, 1997. The increase resulted from
(i) net sales of $7.8 million from new stores opened during the current fiscal year, (ii) net sales increase of $8.1 million from stores opened prior to February 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $0.6 million, or 1.5%. Comparable store sales were impacted by lower Halloween sales partially a result of significant levels of carryover merchandise from the prior year. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales includes merchandise, store occupancy, purchasing and distribution costs. Gross profit increased $3.3 million, or 22.9%, to $17.7 million for the three fiscal month period ended October 31, 1998 from $14.4 million for the three fiscal month period ended October 25, 1997. As a percentage of net sales, gross profit was 30.7% for the three fiscal month period ended October 31, 1998 compared to 34.9% in the prior year. Gross profit as a percentage of net sales decreased primarily as a result of price reductions to clear Halloween and summer merchandise. In addition, distribution and freight costs increased due to the earlier shipment of seasonal merchandise to stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3.7 million, or 21.9%, to $20.6 million for the three fiscal month period ended October 31, 1998 from $16.9 million for the three fiscal month period ended October 25, 1997. The majority of the $3.7 million increase resulted from the operation of 41 additional new superstores. As a percentage of net sales, selling, general and administrative expenses decreased to 35.7% in the three fiscal month period ended October 31, 1998 from 41.0% in the three fiscal month period ended October 25, 1997. This decrease resulted from lower preopening costs due to fewer new store openings and general and administrative costs remaining flat.

     Interest Expense. Interest expense was $1.4 million in the three fiscal month period ended October 31, 1998 compared to $0.5 million in the three fiscal month period ended October 25, 1997. This increase resulted from higher borrowing levels to support the opening of 41 new superstores and increased inventory levels.

     Income Tax. During the three month period ended October 31, 1998 and October 25, 1997, the Company had a taxable loss resulting in a tax benefit of $1.7 and $1.2 million respectively.

Nine Fiscal Months Ended October 31, 1998 and October 25, 1997

     Net Sales. Net sales increased $47.2 million, or 41.0%, to $162.3 million for the nine fiscal month period ended October 31, 1998 from $115.1 million for the nine fiscal month period ended October 25, 1997. The increase resulted from
(i) net sales of $14.6 million from new stores opened during the nine-month period, (ii) net sales increase of $30.4 million from stores opened prior to February 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $2.2 million, or 1.9%. Comparable store sales were impacted by the uneven flow of basic merchandise during the spring of this year resulting from system conversion issues associated with the consolidation of the Company's distribution facilities and lower Halloween sales partially a result of significant levels of carryover merchandise from the prior year.

     Gross Profit. Gross profit increased $10.9 million, or 25.4%, to $53.8 million for the nine fiscal month period ended October 31, 1998 from $42.9 million for the nine fiscal month period ended October 25, 1997. As a percentage of net sales, gross profit was 33.2% for the nine fiscal month period ended October 31, 1998 compared to 37.3% in the prior year. Gross profit as a percentage of net sales decreased as a result of price reductions to clear seasonal and summer merchandise, higher occupancy and other fixed costs partially offset by vendor promotional program monies and a favorable year-end inventory shrinkage adjustment reflected in the prior year compared to an estimate in the current year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.4 million, or 32.4%, to $54.8 million for the nine fiscal month period ended October 31, 1998 from $41.4 million for the nine fiscal month period ended October 25, 1997. Approximately $11.6 million of this increase resulted from the operation of 41 additional new superstores. The remainder of the increase in selling, general and administrative expenses resulted primarily from additional field and corporate personnel to support additional stores along with the reversal of a management bonus accrual during the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 33.7% in the nine fiscal month period ended October 31, 1998 from 35.9% in the nine fiscal month period ended October 25, 1997.

     Special Charge. During July 1998, the Company recognized a special charge of $0.7 million relating to certain severance and new store design costs.

     Interest Expense. Interest expense was $3.1 million in the nine fiscal month period ended October 31, 1998 compared to $0.8 million in the nine fiscal month period ended October 25, 1997. This increase resulted from higher borrowing levels to support the opening of 41 new superstores and increased inventory levels.

     Income Tax. During the nine month period ended October 31, 1998, the Company had a taxable loss resulting in a tax benefit compared to taxable income for the nine month period ended October 25, 1997 resulting in tax expense. The benefit was recognized at an effective rate of 40.0% during the nine month period ended October 31, 1998 compared to the expense recognized at an effective rate of 53.2%.

Year 2000 Readiness Disclosure

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in similar normal business activities. The Company has initiated a Year 2000 program designed to identify and correct these problems.

     The Year 2000 program was developed with the help of independent consultants and consists of teams to identify and evaluate Year 2000 issues and remediate systems that are not Year 2000 compliant. The Company's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as information technology (IT), such as computer networks, as well as systems that are not commonly thought of as IT systems, such as timeclocks and the telephone system. IT systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems. The teams will also be investigating the Year 2000 readiness of suppliers and other third parties, which will include surveying their Year 2000 remediation programs, and developing contingency plans where necessary.

     Key IT systems have been inventoried and assessed for compliance and detailed plans are being developed for required system modifications or replacements, including remediation and testing activities. Independent consultants are assisting in the assessment and remediation phases of key IT systems and will be monitoring progress against remediation programs and performing tests of critical activities. All of the IT systems and approximately 60% of the non-IT systems have been inventoried and assessed for compliance. The Company expects to be completed with the remediation and testing phases by June 1999 for its IT and non-IT systems.

     Incremental costs directly related to Year 2000 issues, which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services, are estimated to be in the range of $0.8 million to $1.1 million, of which approximately $300,000 has been spent to date. No costs were incurred prior to 1998. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers or other third parties.

     Due to some uncertainty inherent in the Year 2000 issue, including uncertainty regarding the readiness of suppliers, the Company cannot yet complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Company will be developing contingency plans for Year 2000 related interruptions. The process will include, but not be limited to, developing emergency backup and recovery procedures, manual processes, alternative systems and work around procedures, identifying alternative suppliers and developing alternative plans to engage in business activities with suppliers should they not be Year 2000 compliant. Contingency plans for highly critical systems will be established by July 1999 and will be reviewed continually up through the date change to Year 2000.

Liquidity and Capital Resources

     The Company's cash needs are primarily for working capital to support its operations and its inventory requirements. In recent years, the Company has financed its expanding operations primarily through proceeds from its initial public offering effective December 1996, borrowings under revolving credit facilities, proceeds from issuances of convertible preferred stock and subordinated debentures and internally generated funds. The Company's ability to fund its activities is directly dependent upon its sales, its ability to effectively manage its inventory and working capital needs and its ability to obtain sufficient external financing. While the Company has been able to obtain sufficient external financing to date, no assurance can be given that such financing, along with internally generated funds, will be sufficient to enable the Company to satisfy its financial obligations and return to profitable growth.

     As a result of the Company's lower than expected sales for the three fiscal month period ended October 31, 1998, the Company is continuing to reduce its overall corporate administrative expenses. The Company is also taking several steps in an effort to improve its liquidity position. These steps include: engaging in discussions with its landlords to renegotiate certain leases, including the signed leases for its previously planned 14 new store openings for fiscal 1999; evaluating the disposition of certain stores; engaging in discussions with the lenders under its senior credit facilities in an effort to increase its borrowing capacity under such facilities; exploring additional and/or replacement sources of debt financing; and discussing payment terms with certain major suppliers. There can be no assurance that the Company will be successful in such steps. Any such steps may (i) increase the Company's cost of capital, (ii) result in equity dilution to the holders of the Company's common stock, (iii) increase the Company's vulnerability to general adverse economic and industry conditions, (iv) limit the Company's ability to obtain additional financing to fund future working capital and capital expenditure needs, (v) limit the Company's flexibility in planning for changes in its business and industry, and (vi) place the Company at a competitive disadvantage vis-a-vis less leveraged competitors. The Company's current liquidity position may also adversely affect its relationship with its suppliers which could have a material adverse effect on the Company's business, financial condition and results of operations.

     At October 31, 1998 and October 25, 1997, the Company's working capital was $61.3 million and $43.2 million, respectively. Net cash used in operations for the nine fiscal month periods ended October 31, 1998 and October 25, 1997 was $7.3 million and $4.2 million, respectively. In these two periods, $23.4 million and $22.1 million, respectively, of cash from operations was used to increase inventory levels to support both new and existing stores.

     Net cash used in investing activities during the nine fiscal month periods ended October 31, 1998 and October 25, 1997 was $8.0 million and $12.1 million, respectively. These uses were primarily a result of opening new superstores, investing in equipment for the new distribution center and investing in information technology systems. During the nine fiscal months ended October 31, 1998 and October 25, 1997, the Company spent $5.0 million and $9.7 million, respectively, for capital expenditures for new superstores.

     Net cash provided by financing activities during the nine fiscal month periods ended October 31, 1998 and October 25, 1997 was $15.5 million and $16.3 million, respectively. At October 31, 1998, the outstanding balance under the Loan and Security Agreement with BankBoston Retail Finance Inc. ("Loan and Security Agreement") was $36.4 million and under the Term Loan and Security Agreement (Term Loan) with Back Bay Capital, LLC was $10.0 million. At October 25, 1997, the outstanding balance under the Company's Business Loan Agreement with Bank One, Chicago, NA was $18.2 million.

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

     In August 1998, the Company entered into a master capital lease agreement for the purchase of point-of-sale (POS) equipment and related software over the next three years in an amount not to exceed $5.0 million. During the three months ended October 31, 1998 financing for $1.3 million of the POS equipment was completed under this agreement.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports of Form 8-K.

     (a) Exhibits.

          27.1  Financial Data Schedule.
          10.13 Separation and Release Agreement between
                Factory Card Outlet Corp. and Charles R. Cumello

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

          Current Report on Form 8-K filed on November 24, 1998 to report third quarter results and the revision of earnings expectations for the fourth quarter and year ending January 30, 1999.

          Current Report on Form 8-K filed on December 14, 1998 to report the resignation of Thomas W. Stoltz, Vice President of Finance and the appointment of Frederick G. Kraegel, Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           FACTORY CARD OUTLET CORP.


Dated: December 11, 1998   By:  /s/ Stewart M. Kasen
                                ---------------------
                                    Stewart M. Kasen
                                    Chairman of the Board,
                                    President and Chief Executive Officer


Dated: December 11, 1998   By:  /s/ Glen J. Franchi
                                -------------------
                                    Glen J. Franchi
                                    Executive Vice President,
                                    Treasurer, and Chief Operating Officer
                                    (principal financial officer)


Dated: December 11, 1998   By:  /s/ Thomas W. Stoltz
                                --------------------
                                    Thomas W. Stoltz
                                    Vice President - Finance
                                    (principal accounting officer)