Form 10-K
period 1999-01-30
FACTORY CARD OUTLET CORP
filed 1999-04-30
CIK 1024441

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For The Fiscal Year Ended January 30, 1999  OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                              For The Year Ended

                         Commission File Number: 21859

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 19, 1999 was approximately $4,707,600, computed on the basis of the last reported sale price per share ($1.125) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The number of shares of the Registrant's Common Stock outstanding as of April 19, 1999 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                          Annual Report on Form 10-K
                               TABLE OF CONTENTS

                                    PART I

                                                                        Page
Item 1     Business                                                       1
Item 2     Properties                                                     7
Item 3     Legal Proceedings                                              8
Item 4     Submission of Matters to a Vote of Security Holders            8

                                    PART II

Item 5     Market for the Registrant's Common Stock
             and Related Stockholder Matters                              8
Item 6     Selected Financial Data                                        9
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11
Item 7a    Quantitative and Qualitative Disclosures
             About Market Risks                                          18
Item 8     Financial Statements and Supplementary Data                   18
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         18

                                   PART III

Item 10    Chairman and Executive Officers of the Registrant             19
Item 11    Executive Compensation                                        19
Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                              19
Item 13    Certain Relationships and Related Transactions                19


                                    PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                 21

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession. All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with its chapter 11 proceedings are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formation of an acceptable reorganization plan and the bankruptcy court approval of the reorganization plan.

     In general, the results, performance or achievements of the Company and its stores and the value of the Company's common stock are dependent upon a number of factors including, without limitation, the following: effects resulting from the commencement and completion of the chapter 11 proceedings; ability to meet sales plans; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; ability to complete corrective action necessary to address Year 2000 issues; the continued listing of the Company's common stock on the NASDAQ National Market; and other factors both referenced and not referenced in this Form 10-K. When used in this Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

General

     Factory Card Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., ("FCO" and collectively, the "Company") is a chain of company-owned superstores offering a wide assortment of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of April 26, 1999, the Company operated 210 stores in 23 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is one of the largest chains of company-owned superstores in the greeting card, party supply and special occasion industry. The Company opened 33, 58, and 29 superstores in fiscal 1998, 1997 and 1996, respectively. The Company currently has no plans to open any additional stores and, as described below, the Company intends to close and conduct closing sales at 27 stores beginning in April 1999.

     The Company's superstores provide customers with a value-oriented, "one-stop" shopping destination for greeting card, party supply and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings, baby showers and other family, religious and special occasions. The Company's newer superstores average approximately 12,000 square feet, with approximately 80% of the space devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

     In January 1998, the Company changed its fiscal year end from the Saturday closest to June 30 to the Saturday closest to January 31 and now uses January as its fiscal year end. As a result, the financial information presented and discussed herein includes: (1) consolidated financial statements for the year ended January 30, 1999; (2) consolidated financial statements for the transition period beginning June 29, 1997 and ended January 31, 1998 ("the transition period") and (3) consolidated financial statements for the years ended June 28, 1997 and June 29, 1996. The Company refers to fiscal years by the year in which most of the fiscal year is included. For comparative purposes, financial and operating data is also presented for the following periods: (1) 52-weeks ended January 30, 1999 ("fiscal 1998"); (2) 53-weeks ended January 31, 1998 and
(3) 52-weeks ended January 24, 1997.

Proceedings Under Chapter 11 of the Bankruptcy Code

     On March 23, 1999, the Company filed petitions for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 99-685 (JJF) and 99-686 (JJF) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code.

     Subsequent to the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Company to continue business operations as a debtor in possession. The most significant of these orders (1) approved a $50 million debtor in possession loan agreement among FCO, as borrower, Foothill Capital Corporation, as agent, and Paragon Capital LLC, as oversight agent, each for itself and any other lenders party thereto (the "Loan Agreement"), (2) permitted the Company to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (3) authorized payment of prepetition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

     The Loan Agreement was entered into on March 23, 1999. The Loan Agreement provides FCO with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50 million, including the ability to issue up to $5 million of letters of credit. FCO intends to use amounts available under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes. FCO granted a security interest to the lenders under the Loan Agreement in substantially all of its assets as security for its obligations under the Loan Agreement. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases.

     On April 6, 1999, a statutory committee of unsecured creditors (the "Creditors Committee") was appointed by the Office of the United States Trustee to represent the interests of the Company's unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long term business plan and plan of reorganization. The Company is required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

     The Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Company cannot presently determine or reasonably estimate the aggregate liability resulting from the rejection of executory contracts and unexpired leases for which claims have been, or may be, filed. As of April 26, 1999, the Company had rejected or sought authority to reject 13 leases for stores that were never opened. In addition, the Company has obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores beginning in April 1999. The Company will continue to analyze, and may assume or reject, additional leases and other existing contracts. The time within which the Company must assume or reject unexpired leases of real property currently expires on May 24, 1999. The Company, however, intends to request that the Bankruptcy Court grant an extension of the time within which it must assume or reject unexpired leases of real property.

     The Bankruptcy Code provides that the Company has an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on July 21, 1999. The Company has the right to request that the Bankruptcy Court grant an extension of the exclusive period. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

     After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders for their consideration and approval. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (1) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (2) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (3) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Company or any successors to the Company unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met with respect to the non-accepting class. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down," as well as other potential plans of reorganization, could also result in holders of the Company's common stock receiving no value for their interests. Because of such possibilities, the value of the Company's common stock is highly speculative.

     The NASDAQ Stock Market has halted the trading of the Company's common stock pending the receipt of information on the Company's financial condition and NASDAQ's review of such information. There can be no assurance that the Company's common stock will remain listed on the NASDAQ National Market. Delisting of the common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

Business

   The key elements of the Company's business are as follows:

     Merchandise Offering. The Company offers a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKU's in each of its superstores, the Company's stores provide a single destination for a customer's special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Secretary's Day, Mother's Day, Father's Day, Grandparent's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise the Company's merchandise offering:

        . Greeting Cards - The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at the everyday low price of $0.39 each. Boxed everyday and holiday cards are regularly sold at substantial discounts off manufacturers' suggested retail prices.

        . Giftwrap - The Company believes its stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sell most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

        . Balloons - Balloons are increasingly popular for all occasions. The
          Company's stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion.

        . Party Supplies - The Company stocks a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, pinatas, banners, decorations, candles, decor and other related party items.

        . Other Special Occasion Merchandise - The Company complements its major product lines by offering many other special occasion items in order to provide a "one-stop" shopping destination for customers. These items include candy, birthday and wedding items, candles and candle holders, stationery, gifts, novelty items and seasonal products.

     Everyday Value Pricing. The Company's strategy of everyday value pricing is designed to provide customers with consistent value on purchases. The Company typically sells merchandise at discounts of 20% to 60% off manufacturers' suggested retail prices. In addition, the superstores feature a "power aisle" offering a wide selection of opportunistic buys and manufacturers' seasonal over-runs, all priced at deep discounts and frequently changed to create continued customer interest.

     Attractive, Spacious and Festive Superstore Format. The Company's stores have an attractive and festive atmosphere within a spacious "easy to shop" superstore. The superstores are designed to provide a comfortable shopping experience, with bright lighting, wide carpeted aisles and fixtures that offer customers easy access to merchandise. The Company has increased the size of its new superstores to approximately 12,000 square feet. Management is currently evaluating the size of the Company's stores to determine if 12,000 square feet is optimal.

     Targeted Advertising. The Company utilizes a Company-wide direct mail program to reach targeted customers and highlight the breadth and value of its merchandise. The direct mail pieces are printed in 4-color and range from four to eight pages depending on the season. The Company plans to continue this direct mail program and support all holidays and special events. The Company also uses radio advertising to support select major holiday selling seasons.

     Distribution Center and Office Complex. The Company completed the consolidation of its distribution facilities and offices into a new distribution center and office complex in Naperville, Illinois in February 1998. The newly-constructed, three-story office building and 300,000 square-foot distribution center is on 39 acres. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company believes it is the only special occasion superstore chain to have a distribution facility. Associated with the Company's consolidation of its distribution facilities, system conversion issues arose resulting in the uneven flow of basic stock merchandise. These issues have been corrected. Management believes the distribution facility can provide the Company purchasing and distribution efficiencies.

     Store Locations. As of April 26, 1999, the Company operated 210 stores in 23 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options. On April 26, 1999, the Company received approval from the Bankruptcy Court to close and conduct closing sales at 27 stores.

Set forth below is a list of the Company's store locations by state as of April 26, 1999:


                                    Number
                                      of
    Location                        Stores
    --------                        ------
Arkansas (1)
  Fayettesville....................     1
Delaware (1)
  Wilmington.......................     1
Florida (12)
  Gainesville......................     1
  Jacksonville.....................     1
  Naples...........................     1
  Orlando..........................     5
  Tampa............................     4
Illinois (42)
  Chicago Metro....................    33
  Bloomington......................     1
  Champaign........................     1
  DeKalb...........................     1
  Fairview Heights.................     1
  Moline...........................     1
  Mount Vernon.....................     1
  Peoria...........................     1
  Rockford.........................     1
  Springfield......................     1
Indiana (19)
  Indianapolis Metro...............     6
  Anderson.........................     1
  Bloomington......................     1
  Clarksville......................     1
  Evansville.......................     2
  Fort Wayne.......................     1
  Highland.........................     1
  Lafayette........................     1
  Merrillville....................      1
  Michigan City....................     1
  Mishawaka........................     1
  Muncie...........................     1
  Richmond.........................     1
Iowa (7)
  Des Moines Metro.................     3
  Cedar Rapids.....................     1
  Davenport........................     1
  Dubuque..........................     1
  Waterloo.........................     1
Kansas (2)
  Kansas City Metro................     1
  Olathe...........................     1

                                    Number
                                      of
    Location                        Stores
    --------                        ------
Kentucky (5)
  Louisville Metro.................     3
  Florence.........................     1
  Owensboro........................     1
Maryland (14)
  Baltimore Metro..................     9
  Washington, D.C. Metro (MD)......     4
  Salisbury........................     1
Michigan (1)
  Benton Harbor....................     1
Minnesota (6)
  Minneapolis St. Paul Metro.......     4
  Mankato..........................     1
  Rochester........................     1
Missouri (9)
  St. Louis Metro..................     5
  Cape Girardeau...................     1
  Columbia.........................     1
  Joplin...........................     1
  Springfield......................     1
Nebraska (5)
  Omaha Metro......................     3
  Lincoln..........................     1
  Grand Island.....................     1
New York (9)
  Buffalo Metro....................     3
  Albany...........................     1
  Olean............................     1
  Rochester........................     3
  Syracuse.........................     1
North Carolina (4)
  Charlotte........................     1
  Raleigh..........................     1
  Hickory..........................     1
  Winston Salem....................     1
Ohio (22)
  Cincinnati Metro.................     5
  Cleveland Metro..................     4
  Columbus Metro...................     6
  Akron............................     2
  Dayton...........................     1
  Lancaster........................     1
  Mansfield........................     1
  St. Clairsville..................     1
  Wooster..........................     1

                                    Number
                                      of
    Location                        Stores
    --------                        ------
Pennsylvania (6)
  Erie.............................     1
  Hanover..........................     1
  Lancaster........................     1
  State College....................     1
  Wilkes Barre-Scranton............     2
South Carolina (3)
  Charleston.......................     1
  Columbia.........................     1
  Greenville.......................     1
Tennessee (8)
  Chattanooga......................     2
  Knoxville........................     1
  Memphis..........................     2
  Nashville........................     3
Texas (9)
  Dallas-Fort Worth Metro..........     2
  Houston Metro....................     3
  San Antonio......................     2
  Texarkana........................     1
  Tyler............................     1
Virginia (10)
  Washington D.C. Metro (VA).......     4
  Fredericksburg...................     1
  Lynchburg........................     1
  Norfolk-Newport News.............     2
  Richmond.........................     2
West Virginia (1)
  Clarksburg.......................     1
Wisconsin (14)
  Milwaukee Metro..................     6
  Appleton.........................     1
  Eau Claire.......................     1
  Green Bay........................     1
  Janesville.......................     1
  Madison..........................     2
  Oshkosh..........................     1
  Wausau...........................     1
                                    ------
Total                                 210
                                    ======


Of the stores listed above, the Company plans to close the following stores beginning in April 1999:


Florida (2)
  Tampa............................     1
  Orlando..........................     1
Illinois (4)
  Chicago Metro....................     3
  Mount Vernon.....................     1
Indiana (1)
  Lafayette........................     1
Kansas (2)
  Kansas City Metro................     1
  Olathe...........................     1
Maryland (1)
  Baltimore Metro..................     1
Ohio (1)
  Columbus Metro...................     1
Tennessee (2)
  Knoxville........................     1
  Nashville........................     1
South Carolina (1)
  Columbia.........................     1
Texas (9)
  Dallas-Fort Worth Metro..........     2
  Houston Metro....................     3
  San Antonio......................     2
  Texarkana........................     1
  Tyler............................     1
Virginia (4)
  Washington D.C. Metro (VA).......     3
  Richmond.........................     1
                                    ------
Total                                  27
                                    ======

Product Sourcing

     Due to its size and the use of its distribution center, the Company has historically been able to take advantage of volume purchase discounts. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Creative Expressions, Inc., representing approximately 9%, and the ten largest suppliers representing approximately 42% of the Company's aggregate purchases for the fiscal year ended January 30, 1999. A small portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East. As is customary in its industry, the Company does not have long term contracts with any suppliers except Creative Publishing p.l.c. ("Creative Publishing") (formerly Fine Art Developments, p.l.c., a subsidiary of Hallmark U. K. and a stockholder of the Company).

     In order to ensure a consistent supply of first-run, high-quality greeting cards, the Company entered into a supply agreement with Creative Publishing, which expires on December 31, 1999 (with automatic one-year renewals thereafter). Under the agreement, the Company is required to purchase from Creative Publishing a minimum of 42% of the Company's total annual requirement of greeting cards, which percentage is subject to modification upon the consent of the parties. Prior to March 23, 1999, as a result of the Company's liquidity issue, Creative Publishing required the Company to pay for all greeting card shipments in advance. Creative Publishing has contended that its supply agreement with the Company terminated as a result of the non-payment of certain amounts that were due to it by the Company. The Company disputes that contention. The Company and Creative Publishing are currently discussing terms of a new supply agreement.

     Although the Company believes that its well-established relationships with overseas suppliers have historically provided it with an advantage over many of its competitors by enabling the Company to offer an extensive selection of distinctive products at higher gross margins, the Company's liquidity problems and the Chapter 11 Cases could have a material adverse effect on the Company and its relationships with its suppliers.

Management Information Systems

     The Company believes that its management information systems will be an important factor in supporting its business and enhancing its competitive position in the industry. Over the past three years, the Company has invested significant resources in systems and infrastructure to support its business and make it more efficient. The Company uses a management information and control system, which is based on the JDA Merchandise Management System software package ("JDA") and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to the Company's headquarters through personal computers which interface with an IBM AS/400 and provide the stores with the ability to enter store orders and payroll information and send and receive electronic mail. These personal computers are also tied into the Company's point-of-sale system ("POS system"). The POS system provides sales information to the Company's stores and central office and is used to enhance merchandise planning and buying programs. While the POS system provides sales information, the Company intends to focus its future systems development efforts on enhancing inventory management tools.

Competition

     The greeting card, party supplies and special occasion industry is highly competitive. The Company currently competes against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. In addition, a trend toward discounting the cost of party supplies and greeting cards is developing and the Company may encounter additional competition from new entrants in the future. Some of the Company's competitors have substantially greater financial resources and experience than the Company.

Trademarks

     The Company has registered trademarks under the name of "Factory Card Outlet"(R) and "Partymania"(R) and the "Partymania"(R) design on the Principal Register of the United States Patent and Trademark Office.

Government Regulation

     Each of the Company's stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay, and sometimes prevent, the opening of a new store. In addition, the Company must comply with the Fair Labor Standards Act and various state laws governing various matters such as the minimum wage, overtime and other working conditions. The Company also must comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

     The Company had approximately 2,900 employees as of April 3, 1999, comprised of 1,200 full-time and 1,700 part-time employees. The number of store employees increases during peak selling seasons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are generally good.


ITEM 2. PROPERTIES

     In addition to the Company's stores, all of which are leased, the Company also leases a distribution center in Naperville, Illinois, with the lease term expiring in February 2007. This facility consists of a newly constructed, three-story office building and 300,000 square-foot distribution center that sits on 39 acres of land.

ITEM 3. LEGAL PROCEEDINGS

     The Company commenced the Chapter 11 Cases on March 23, 1999. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of this Form 10-K report under the caption "Proceedings under Chapter 11 of the Bankruptcy Code": and in Note 2 of the Notes to Consolidated Financial Statements under the caption "Subsequent Events -- Chapter 11 Filing." Such information is incorporated herein by reference. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's stockholders would be substantially (if not completely) diluted. It is not possible at this time to predict the actual recovery, if any, to which creditors and stockholders may be entitled.

     Several claims and cases have been filed by creditors of the Company relating to unpaid amounts due to such creditors. Payment of these amounts are now stayed in the Chapter 11 Cases. The Company is also from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Annual Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS


     The Company's common stock has traded on the NASDAQ National Market under the symbol "FCPY" since the Company's initial public offering since December 13, 1996. On March 26, 1999, the symbol for the Company's common stock was changed to "FCPYQ" as a result of the commencement of the Chapter 11 Cases. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated.

Quarter                                                                       Fiscal 1998          Fiscal 1997
                                                                            High       Low        High      Low
First (ended May 2, 1998 and May 3, 1997)                                  $12.75     $7.13      $10.00    $8.00

Second (ended August 1, 1998 and August 2, 1997)                            12.13      5.25       10.25     5.19

Third (ended October 31, 1998 and November 1, 1997)                          5.88      3.56        8.94     5.50

Fourth (ended January 30, 1999 and January 31, 1998)                         4.13      1.38        8.00     5.69

On March 22, 1999, the last sale price of the common stock reported on the NASDAQ National Market was $1.13. At February 27, 1999, the approximate number of holders on record of the Common Stock was 114.

Dividends

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. The Company expects earnings will be retained for the continued development of the Company's business. In addition, the Loan Agreement between the Company and its lenders restricts the ability of the Company to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the two-year period ended July 1, 1995, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of January 30, 1999 and January 31, 1998, and for the fiscal year ended January 30, 1999, the seven-month transition period ended January 31, 1998 and for each of the fiscal years in the two-year period ended June 28, 1997, and the report thereon, are included elsewhere in this Form 10-K. In addition, selected consolidated financial and operating data is presented as of and for the 52-week period ended January 30, 1999, the 53-week period ended January 31, 1998 and the 52-week period ended January 24, 1997. This data was derived from the unaudited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
             (Dollar amounts in thousands, except per share data)

                                                                            Transition
                                        52-weeks    53-Weeks    52-Weeks      period                 Fiscal year ended
                                         ended       ended       ended        ended     -------------------------------------------
                                        Jan. 30,     Jan. 31,    Jan. 24,    Jan. 31,     June 28,   June 29,    July 1,   June 30,
                                          1999        1998        1997        1998         1997        1996       1995       1994
                                        --------------------------------    -------------------------------------------------------
Statement of Operations Data:                     (Unaudited)  (Unaudited)

Net sales............................ $  226,499  $  174,497  $  117,604   $  110,699   $  133,945   $ 94,589   $ 63,174   $ 37,341
Cost of sales and occupancy..........    168,962     110,200      74,317       71,984       83,831     59,139     39,757     23,227
                                      ----------------------------------   --------------------------------------------------------
  Gross profit.......................     57,537      64,297      43,287       38,715       50,114     35,450     23,417     14,114
Selling, general and
 administrative expenses.............     80,870      58,945      40,323       38,928       45,227     33,733     22,316     12,876
                                      ----------------------------------   --------------------------------------------------------
  Income (loss) from operations......    (23,333)      5,352       2,964         (213)       4,887      1,717      1,101      1,238
Interest expense.....................      4,572       1,482       2,114        1,269        1,402      1,529        411        497
                                      ----------------------------------   --------------------------------------------------------
  Income (loss) before income
   taxes (benefit) and
   extraordinary item................    (27,905)      3,870         850       (1,482)       3,485        188        690        741
Income taxes (benefit)...............        451       1,652         273         (593)       1,462        118        322        292
                                      ----------------------------------   --------------------------------------------------------
  Income (loss) before
   extraordinary item................    (28,356)      2,218         577         (889)       2,023         70        368        449
Extraordinary item...................          -           -        (313)           -         (313)         -          -          -
                                      ----------------------------------   --------------------------------------------------------
  Net income (loss).................. $  (28,356) $    2,218  $      264   $     (889)  $    1,710   $     70   $    368   $    449
                                      ==================================   ========================================================
Earnings (loss) per share -- basic
  Before extraordinary item.......... $    (3.82) $     0.31  $     0.13   $    (0.12)  $     0.35   $   0.02   $   0.09   $   0.17
  Extraordinary item.................          -           -       (0.07)           -        (0.05)         -          -          -
                                      ----------------------------------   --------------------------------------------------------
  Net income (loss).................. $    (3.82) $     0.31  $     0.06   $    (0.12)  $     0.30   $   0.02   $   0.09   $   0.17
                                      ==================================   ========================================================
Weighted average shares outstanding..  7,422,069   7,261,542   4,408,801    7,261,542    5,739,962  4,068,409  3,999,914  2,636,062
                                      ==================================   ========================================================
Earnings (loss) per share --
  diluted (1)
  Before extraordinary item.......... $    (3.82) $     0.28  $     0.11   $    (0.12)  $     0.30   $   0.01   $   0.07   $   0.12
  Extraordinary item.................          -           -       (0.06)           -        (0.04)         -          -          -
                                      ----------------------------------   --------------------------------------------------------
  Net income (loss).................. $    (3.82) $     0.28  $     0.05   $    (0.12)  $     0.26   $   0.01   $   0.07   $   0.12
                                      ==================================   ========================================================
Weighted average shares outstanding..  7,422,069   7,946,188   5,430,415    7,261,542    6,686,243  5,249,479  5,180,984  3,805,696
                                      ==================================   ========================================================
Operating Data:
Number of stores:
  Opened during period...............         33          58          29           42           35         32         25         15
  Closed/relocated during period.....          3           2           3            2            2          3          2          0
  Open at end of period..............        210         180         124          180          140        107         78         55
Comparable store sales increase (2)..        0.8%        8.3%       11.9%         9.5%        11.5%       6.0%      22.2%      12.3%
Average sales per store (3).......... $1,129,131  $1,169,817  $1,076,618   $  676,185   $1,101,000   $997,000   $941,000   $734,000

Balance Sheet Data
  (at end of period):
  Working capital.................... $   22,977  $   50,230  $   33,762   $   50,230   $   35,459   $ 23,605   $ 15,625   $  6,704
  Total assets.......................    107,571     115,030      75,475      115,030       85,702     59,080     36,801     21,888
  Total debt (4).....................     34,153      34,189       2,568       34,189        7,690     19,326      7,161      7,251
  Total stockholders' equity.........     24,178      51,734      49,075       51,734       52,273     17,124     16,640      4,257
====================================================================================================================================

(1) Earnings per share for all periods have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin
     No. 98.

(2) Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

(3)  Includes only stores open during the entire period.

(4)  Total debt is defined as total current and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a chain of company-owned superstores offering a wide assortment of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of April 26, 1999, the Company operated 210 stores in 23 states. The Company currently has no plans to open any additional stores and has received approval from the Bankruptcy Court to close and conduct closing sales at 27 stores beginning in April 1999.

     In January 1998, the Company changed its fiscal year end from the Saturday closest to June 30 to the Saturday closest to January 31. As a result, the financial information presented includes: (1) consolidated financial statements for the year ended January 30, 1999; (2) consolidated financial statements for the transition period beginning June 29, 1997 and ended January 31, 1998 ("the transition period") and (3) consolidated financial statements for years ended June 28, 1997 and June 29, 1996. For comparative purposes, financial and operating data is also presented for the following periods: (1) 52-weeks ended January 30, 1999 ("fiscal 1998"); (2) 53-weeks ended January 31, 1998 and
(3) 52-weeks ended January 24, 1997.

Bankruptcy Filing

     On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See "Item 1. Business - Proceedings Under Chapter 11 of the Bankruptcy Code" and Note 2 of Notes to the Consolidated Financial Statements.

Other Items

     During the fiscal year ended January 30, 1999, as a result of the reassessment of previous operating strategies the Company recorded several items which impact the consolidated statement of operations. Cost of sales and occupancy includes a $11.3 million provision for certain merchandise which is to be discontinued from the Company's ongoing inventory assortment, as well as, inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Selling, general and administrative expenses include $3.6 million of charges consisting of: (1) a $2.1 million charge for lease termination costs relating to executed leases for new stores which the Company no longer plans to open; (2) a $0.7 million charge for employee severance and the write-off of new store design costs; and (3) $0.8 million of additional depreciation expense resulting from the change in the depreciable lives of certain technology equipment from ten to five years. The provision for income taxes for the fiscal year ended January 30, 1999 results from the establishment of a valuation allowance of $11.3 million to fully reserve for the Company's net deferred tax assets at January 30, 1999. See Note 7 - "Income Taxes" in the Notes to Consolidated Financial Statements.

     During the first quarter of fiscal 1998, the Company consolidated its distribution facilities and offices into a new distribution center in Naperville, Illinois. The newly constructed, three-story office building and 300,000 square foot distribution center resides on 39 acres of land.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                                                        Transition
                                                          Fiscal year ended               period       Fiscal year ended
                                                 -----------------------------------      ended       --------------------
                                                 Jan. 30    Jan. 31,      Jan. 24,       Jan. 31,     June 28,    June 29,
                                                  1999       1998           1997           1998         1997        1996
                                                 -----------------------------------    ----------------------------------
                                                          (unaudited)    (unaudited)
Net sales......................................   100.0%     100.0%         100.0%         100.0%       100.0%      100.0%
Cost of sales and occupancy....................    74.6       63.2           63.2           65.0         62.6        62.5
                                                 -----------------------------------    ----------------------------------
 Gross profit..................................    25.4       36.8           36.8           35.0         37.4        37.5
Selling, general and administrative expenses...    35.7       33.8           34.3           35.2         33.8        35.7
                                                 -----------------------------------    ----------------------------------
 Income (loss) from operations.................   (10.3)       3.0            2.5           (0.2)         3.6         1.8
Interest expense...............................     2.0        0.8            1.8            1.1          1.0         1.6
                                                 -----------------------------------    ----------------------------------
 Income (loss) before income taxes (benefit)
  and extraordinary item.......................   (12.3)       2.2            0.7           (1.3)         2.6         0.2
Income taxes (benefit).........................     0.2        0.9            0.2           (0.5)         1.1         0.1
                                                 -----------------------------------    ----------------------------------
 Income (loss) before extraordinary item.......   (12.5)       1.3            0.5           (0.8)         1.5         0.1
Extraordinary item - loss on early retirement
 of debt, net of income tax benefit............      --         --           (0.3)            --         (0.2)         --
                                                 -----------------------------------    ----------------------------------
 Net income (loss).............................   (12.5)%      1.3%           0.2%          (0.8)%        1.3%        0.1%
                                                 ===================================    ==================================
Number of stores open at end of period.........     210        180            124            180          140         107

             52-Weeks Ended January 30, 1999 Compared to 53-Weeks
                      Ended January 31, 1998 (Unaudited)


     Net Sales. Net sales increased $52.0 million, or 29.8%, to $226.5 million during the 52-weeks ended January 30, 1999 from $174.5 million for the 53-weeks ended January 31, 1998. The increase resulted from (1) net sales of $24.5 million from 33 new stores opened during the 52-weeks ended January 30, 1999,
(2) net sales of $26.1 million from stores opened prior to January 31, 1998 not included in the comparable store base, and (3) a comparable store sales increase of $1.4 million, or 0.8%. Comparable store sales were adversely impacted by the uneven flow of basic merchandise during the spring of 1998 resulting from system conversion issues associated with the consolidation of the Company's distribution facilities and, during the fall, lower Halloween and Christmas seasonal sales partially as a result of significant levels of carryover merchandise from 1997. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales and occupancy includes merchandising, store occupancy, purchasing and distribution costs. Gross profit decreased $6.8 million, or 10.6%, to $57.5 million during the 52-weeks ended January 30, 1999 from $64.3 million for the 53-weeks ended January 31, 1998. As a percentage of net sales, gross profit was 25.4% during the 52-weeks ended January 30, 1999 and 36.8% for the 53-weeks ended January 30, 1999. The lower gross profit percentage resulted primarily from the $11.3 million inventory provision discussed above under "Other Items" along with higher price reductions to clear seasonal and summer merchandise.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include labor, advertising, depreciation and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $22.0 million, or 37.4%, to $80.9 million during the 52-weeks ended January 30, 1999 from $58.9 million for the 53-weeks ended January 31, 1998. Approximately $14.8 million of this increase resulted from the opening and operation of 33 new superstores during the 52-weeks ended January 30, 1999. The remaining balance of the increase resulted from the charges discussed above under "Other Items" along with an increase in general and administrative costs to support additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 35.7% for the 52-weeks ended January 30, 1999 from 33.8% for the 53-weeks ended January 31, 1998.

     Interest Expense. Interest expense was $4.6 million for the 52-weeks ended January 30, 1999 compared to $1.5 million for the 53-weeks ended January 31, 1998. This increase resulted from increased borrowings to support the opening of new superstores and increased inventory levels.

     Income Taxes (Benefit). For the 52-weeks ended January 30, 1999, the Company recorded a tax provision to fully reserve the net deferred tax assets which were carried forward from the transition period and to reserve for the potential tax benefits of net operating losses generated during the current year which cannot be carried back to prior tax years.

53-Weeks Ended January 31, 1998 Compared to 52-Weeks Ended January 24, 1997 (Unaudited)


     Net Sales. Net sales increased $56.9 million, or 48.4%, to $174.5 million during the 53-weeks ended January 31, 1998 from $117.6 million for the 52-weeks ended January 24, 1997. The increase resulted from (1) net sales of $31.3 million from 58 new stores opened during the 53-weeks ended January 31, 1998,
(2) net sales of $16.0 million from stores opened prior to January 31, 1998 not included in the comparable store base, and (3) a comparable store sales increase of $9.6 million, or 8.3%. This comparable store sales increase resulted from an improved seasonal merchandise selection, especially during Halloween and Christmas, and an expansion in the targeted advertising program.


     Gross Profit. Gross profit increased $21.0 million, or 48.5%, to $64.3 million during the 53-weeks ended January 31, 1998 from $43.3 million for the 52-weeks ended January 24, 1997. As a percentage of net sales, gross profit was 36.8% during the 53-weeks ended January 31, 1998 and the 52-weeks ended January 24, 1997. While there were increases in the freight costs associated with servicing new market areas, these increases were offset by leveraging the costs of the distribution facilities.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.6 million, or 46.2%, to $58.9 million during the 53-weeks ended January 31, 1998 from $40.3 million for the 52-weeks ended January 24, 1997. Approximately $16.6 million of this increase resulted from the opening and operation of 58 new superstores during the 53-weeks ended January 31, 1998. The remaining increase resulted from additional general and administrative costs to support the increase in the number of stores. As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% for the 53-weeks ended January 31, 1998 from 34.3% for the 52-weeks ended January 24, 1997.

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

     Income Taxes (Benefit). The effective tax rate for the 53-weeks ended January 31, 1998 was 42.7% compared to 32.1% for the 52-weeks ended January 24, 1997. This increase resulted from the change in fiscal year-end from June to January.

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



     Income Taxes (Benefit). During the transition period, the Company had a taxable loss resulting in an effective tax benefit rate of 40.0% compared to taxable income for fiscal year 1997 resulting in an effective tax rate of 42.0%. The effective tax rate decreased as a result of state tax savings.

Inflation

     Management does not believe that inflation has had a material effect on its financial condition or results of operations during the past three fiscal years. However, there can be no assurance that inflation will not have a material adverse effect on the Company's future financial condition or results of operations.

Year 2000 Readiness Disclosure

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in similar normal business activities. The Company has initiated a Year 2000 program designed to identify and correct any concerns which may be identified.

     The Year 2000 program was developed with the help of independent consultants and consists of teams identifying and evaluating Year 2000 issues and remediating systems that are not Year 2000 compliant. The Company's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as information technology (IT), such as computer networks, as well as systems that are not commonly thought of as IT systems, such as timeclocks and the telephone system. IT systems with non-compliant code are being modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems. The teams are also investigating the Year 2000 readiness of suppliers and other third parties, which includes surveying their Year 2000 remediation programs, and developing contingency plans where necessary.


     Key IT and non-IT systems have been inventoried and assessed for compliance and detailed plans have been developed for required system modifications or replacements, including remediation and testing activities. Independent consultants are assisting in the assessment and remediation phases of these systems and are monitoring progress against remediation programs and performing tests of critical activities. The Company expects to be completed with the remediation and testing phases by June 30, 1999 for its IT and non-IT systems.


     Incremental costs directly related to Year 2000 issues, which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services, are estimated to be in the range of $0.8 million to $1.1 million, of which approximately $0.5 million has been spent through January 30, 1999. No costs were incurred prior to 1998. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers or other third parties.

     Due to some uncertainty inherent in the Year 2000 issue, including uncertainty regarding the readiness of suppliers, the Company cannot yet complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Company will be developing contingency plans for Year 2000 related interruptions. The process will include, but not be limited to, developing emergency backup and recovery procedures, manual processes, alternative systems and work around procedures, identifying alternative suppliers and developing alternative plans to engage in business activities with suppliers should they not be Year 2000 compliant. Contingency plans for highly critical systems will be established by July 31, 1999 and will be reviewed continually up through the date change to Year 2000.

Liquidity and Capital Resources

Historic Sources and Uses of Cash

     Operating activities provided $13.1 million in the fiscal year ended January 30, 1999 compared to a use of $12.4 million in the transition period ended January 31, 1998. The items most significantly influencing this change were an increase in accounts payable resulting from the Company's liquidity issue and reductions in gross profit and merchandise inventory in the fiscal year ended January 30, 1999 and an increase in inventory in the transition period ended January 31, 1998.

     Cash flows used in investment activities were $8.7 million in the fiscal year ended January 30, 1999 and $12.3 million in the transition period. The Company's capital expenditures were primarily related to the opening of new stores and investments in systems technology.

     Cash flows used in financing activities were $0.8 million for the fiscal year ended January 30, 1999 compared to cash flows provided by financing activities of $24.8 million in the transition period. Current year financing activities include $1.0 million in net borrowings under a revolving credit facility and a term loan. Reduction of long-term debt and capitalized leases was $2.0 million in the year ended January 30, 1999 and $1.4 million in the transition period. During the transition period, the financing activities primarily consisted of $25.9 million in borrowings under the Company's revolving credit facility.

     In July 1998, the Company borrowed $10.0 million under a Term Loan with Back Bay Capital, LLC ("the lenders"). The Term Loan bore interest at a rate of 14.5%. Interest was payable monthly at a rate of 12% with the remaining 2.5% accruing as Notes due at the maturity of the Term Loan. These Notes bore interest at 12.5%. Upon entering into the Term Loan, the lenders received warrants to purchase 215,000 share of the Company's common stock exercisable until July 31, 2003, at $7.50 per share. The Term Loan was collateralized by a first security interest in the Company's equipment and a secondary interest in the remainder of the Company's assets.

     In January 1998, the Company entered into a Loan and Security Agreement ("Loan and Security Agreement") with BankBoston Retail Finance Inc. providing a $40.0 million revolving line of credit which could be increased at the Company's discretion up to $60.0 million in $5.0 million increments. In July 1998, the Loan and Security Agreement was amended. Advances under the Amended Loan and Security Agreement were limited based on inventory levels which varied as the Term Loan was outstanding, and were subject to certain reserves as defined in the Amended Loan and Security Agreement. Interest was accrued at an annual rate equal to the BankBoston, N.A. prime rate plus 50 basis points or, at the Company's option, a rate based on the London Interbank Offered Rate ("LIBOR") plus 250 additional basis points. A fee of 0.25% per year was assessed monthly on the unused portion of the line of credit. Borrowings under the Amended Loan and Security Agreement were secured by all of the Company's assets. The Amended Loan and Security Agreement contained restrictive covenants requiring minimum cumulative consolidated earnings before interest, taxes, depreciation and amortization and limiting capital expenditures.

     In August 1998, the Company entered into a master capital lease agreement for the purchase of point-of-sale equipment and related software. During the fiscal year ended January 30, 1999, $1.3 million of equipment was financed under this agreement.

Current Sources and Uses of Cash

     On March 23, 1999, the Company filed the Chapter 11 Cases to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 1999 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and the effects of the Chapter 11 Cases. The Company's uses of capital for the remainder of fiscal 1999 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

     As debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary obligations associated with the daily operation of its business, including the timely payment of new inventory shipments, employee wages and other obligations. As permitted under the Bankruptcy Code, the Company has received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 27 stores beginning in April 1999. The Company has not completed its review of all of its pre-petition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approval plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

     The Company is a party to a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated as of March 23, 1999 which was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of the confirmation of a plan of reorganization in the Chapter 11 Cases or March 23, 2001. The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50.0 million outstanding at any one time, including a sublimit of $5.0 million for the issuance of letters of credit. The Company intends to use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company.

     The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness.

     As of April 19, 1999, the Company had $23.8 million of borrowings outstanding under the Loan Agreement and had utilized approximately $1.0 million of the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.

     The Company used $24.7 million of borrowings under the Loan Agreement to pay the outstanding balances due under the Amended Loan and Security Agreement and the Term Loan.

     The Company's present plans call for total capital expenditures of not more than $5.0 million in the fiscal year ending January 29, 2000. The Company had no material commitments in connection with these planned capital expenditures at January 30, 1999.

     The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represent a significant portion of the Company's outstanding debt, is variable based on the prime rate or, at the Company's option, the London Interbank Offered Rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


In accordance with general instruction G(3) of Form 10-K, except as set forth below, the information called for by items 10, 11, 12 and 13 of Part III will be filed by an amendment to this Form 10-K on or prior to 120 days after the end of the Company's fiscal year.

ITEM 10.   CHAIRMAN AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The chairman and executive officers of the Company are as follows:

Name                               Age                                  Position
-------------------------------  --------  -------------------------------------------------------------------
Stewart M. Kasen (1)                59     Chairman of the Board, President and Chief Executive Officer

Frederick G. Kraegel (1)            50     Senior Vice President and Chief Financial Officer

Glen J. Franchi (1)                 45     Executive Vice President and Treasurer

Carol A. Travis (1)                 48     Vice President and Secretary

Gary Rada                           44     Senior Vice President and General Merchandising Manager

Timothy F. Gower                    48     Vice  President, Retail Store Operations

Robert Krentzman                    50     Vice President, Management Information Systems

Diana B. Kanas (1)                  35     Vice President and Controller

Matthew F. Ellis                    49     Senior Vice President, Human Resources

Joseph M. Cabon                     51     Vice President, Distribution

(1) All the Officers, other than Stewart Kasen, Glen Franchi, Fred Kraegel, Diana Kanas, and Carol Travis, hold their respective positions in the Company's operating subsidiary.

     Stewart Kasen has been Chairman of the Board of Directors of the Company since April 1997 and became a Director in September 1996. He has been Chief Executive Officer and President since May, 1998. From 1989 to May 1996, Mr. Kasen was an officer of Best Products Co., Inc., a chain of catalog showrooms, serving as its Chairman, President and Chief Executive Officer from 1991 to 1996, and its President and Chief Operating Officer from 1989 to 1991. He assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for reorganization under Chapter 11 again in September 1996. He also serves as a director of Markel Corporation, O'Sullivan Industries Holdings Inc., K2 Inc. and Elder-Beerman Stores Corp.

     Frederick Kraegel has been Senior Vice President and Chief Financial Officer since January 1999, and was interim Chief Financial Officer from November, 1998 until January 1999. Prior to joining the Company, he was President of First North American National Bank, a subsidiary of Circuit City Stores, Inc., and he was Senior Vice President and Chief Financial Officer of Best Products Co., Inc. from March 1991 to December 1996. He also assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under Chapter 11 again in September 1996.

     Glen Franchi has been Executive Vice President and Treasurer of the Company since March 1995. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

     Carol Travis has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994. She has been a Vice President of the Company's operating subsidiary since August 1987.

     Gary Rada has been Senior Vice President and General Merchandise Manager since January 1998. From 1996 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which in February 1998 filed a voluntary petition for bankruptcy under Chapter 11. Prior to joining Bruno's, he held various management and merchandising positions with Osco Drug Stores, American Drug Stores and Jewel Stores.

     Timothy Gower has been Vice President, Retail Store Operations since April, 1998. Prior to that, from August 1997 to March 1998, he served as Vice President of Store Operations for Zellers Inc., Canada's largest discount store chain. Prior to joining Zellers, he held various store operations positions with Office Max and F&M SuperDrug Stores.

     Robert Krentzman has been Vice President, Management Information Systems since September 1995. Prior to that, from 1994 to September 1995, he served as Director of Management Information Systems. From 1990 to 1994, he was Director, Management Information Systems, for Reader's Market, a division of Waldenbooks.

       Diana Kanas has been Vice President and Controller of the Company since January 1999. She has been the Controller of the Company's operating subsidiary since September 1996, and was Assistant Controller from March 1995 until September 1996. Prior to joining the Company, from 1985 to 1995, she held various management and financial positions with U.S. Cellular Corporation and Arthur Andersen LLP.

       Matthew Ellis has been Senior Vice President, Human Resources since September, 1997. From August 1996 to September 1997, he served as Vice President, Human Resources. Prior to that, from 1989 to 1996, he was Vice President, Human Resources of Today's Man, Inc., which in February 1996 filed a voluntary petition for reorganization under Chapter 11.

       Joseph Cabon has been Vice President, Distribution since April 1995. From December 1993 to January 1995, he was employed as a consultant in retail distribution. From October 1992 through December 1993, he was Vice President, Logistics for One Price Clothing, a specialty retailer. In January 1995, he filed a bankruptcy petition under chapter 7 of the United States Bankruptcy Code, and that same month received a discharge from indebtedness in connection therewith.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  List of Documents filed as part of this Report on Form 10-K.

     1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

          Independent Auditors' Report

          Consolidated Balance Sheets as of January 30, 1999 and January 31,
          1998

          Consolidated Statements of Operations for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and June 29, 1996

          Consolidated Statements of Stockholders' Equity for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and June 29, 1996

          Consolidated Statements of Cash Flows for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and June 29, 1996

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

          Independent Auditors' Report

          Condensed Financial Information of Factory Card Outlet Corp. - Balance Sheets as of January 30, 1999 and January 31, 1998

          Condensed Financial Information of Factory Card Outlet Corp. - Statements of Operations for the fiscal year ended January 30, 1999, transition period ended January 31, 1998 and fiscal years ended June 28, 1997 and June 29, 1996

          Condensed Financial Information of Factory Card Outlet Corp. - Statements of Cash Flows for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and June 29, 1996

          Notes to Condensed Financial Information of Factory Card Outlet Corp.

     3.   List of Exhibits.

          The following exhibits are included as part of this Annual Report on Form 10-K or incorporated herein by reference.

--------------------------------------------------------------------------------
Exhibit No.                        Description
--------------------------------------------------------------------------------
3.1 (1)     Form of Amended and Restated Certificate of Incorporation of the
            Company.
--------------------------------------------------------------------------------
3.2 (2)     Amended and Restated By-Laws of the Company.
--------------------------------------------------------------------------------
4.1 (1)     Specimen of Registrant's Common Stock Certificate.
--------------------------------------------------------------------------------
10.1 (1)    Employment Agreement, dated as of April 6, 1995, by and between the
            Company and Charles R. Cumello.
--------------------------------------------------------------------------------
10.2 (1)    Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.
--------------------------------------------------------------------------------
10.3 (1)    Supply Agreement, dated as of August 2, 1996, by and between the
            Company and Fine Art Developments, p.l.c.
--------------------------------------------------------------------------------
10.4 (1)    Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.
--------------------------------------------------------------------------------
10.5 (1)    Lease Agreement between the Company and Elk Grove Village Industrial
            Park Ltd., dated July 17, 1995.
--------------------------------------------------------------------------------
10.5.1 (1)  Industrial Building Lease dated as of October 28, 1996 by and between Centerpoint Realty Services Corporation and FCO.
--------------------------------------------------------------------------------
10.6.1 (1)  1989 Stock Option Plan of the Company, as amended.
--------------------------------------------------------------------------------
10.6.2 (1)  1996 Employee Stock Purchase Plan of the Company.
--------------------------------------------------------------------------------
10.6.3 (1)  Incentive Savings Plan of the Company.
--------------------------------------------------------------------------------
10.7 (1)    Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.
--------------------------------------------------------------------------------
10.7.1 (1)  Business Loan Agreement dated as of November 1, 1996 among the
            Company, FCO and Bank One.
--------------------------------------------------------------------------------
10.7.2 (2)  Commitment letter dated September 9, 1997 from Bank One.
--------------------------------------------------------------------------------
10.8 (1)    Loan Agreement dated as of July 2, 1996 by and between FCO and Petra
            Capital, L.L.C. ("Petra").
--------------------------------------------------------------------------------
10.8.1 (1)  Stock Purchase Warrant dated July 2, 1996 by and between the Company and Petra, as amended.
--------------------------------------------------------------------------------
10.8.2 (1)  Secured Promissory Note dated July 2, 1996 by and between FCO and
            Petra.
--------------------------------------------------------------------------------
10.8.3 (1)  Security Agreement dated July 2, 1996 by and between FCO and Petra.
--------------------------------------------------------------------------------
10.8.4 (1)  Guaranty Agreement dated July 2, 1996 by and between the Company and
            Petra.
--------------------------------------------------------------------------------
10.9.1 (1)  Loan Agreement dated November 15, 1995 by and between FCO and Sirrom
            Capital Corporation ("Sirrom").
--------------------------------------------------------------------------------
10.9.2 (1)  Stock Purchase Warrant dated November 15, 1995 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.9.3 (1)  Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.4 (1)  Security Agreement dated November 15, 1995 by and between FCO and
            Sirrom.
--------------------------------------------------------------------------------
10.9.5 (1)  Guaranty Agreement dated November 15, 1995 by and between the
            Company and Sirrom.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.9.6 (1)    First Amendment to Loan Agreement and Loan Documents dated June
              28, 1996 by and between FCO and Sirrom.
--------------------------------------------------------------------------------
10.9.7 (1)    Stock Purchase Warrant dated June 28, 1996 by and between the
              Company and Sirrom.
--------------------------------------------------------------------------------
10.9.8 (1)    Secured Promissory Note dated June 28, 1996 by and between FCO and
              Sirrom.
--------------------------------------------------------------------------------
10.9.9 (1)    Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.9.10 (1)   Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
--------------------------------------------------------------------------------
10.10.1 (1)   Term Lease Master Agreement dated October 28, 1996 by and between
              FCO and IBM Credit Corporation.
--------------------------------------------------------------------------------
10.10.2 (1)   Master Lease Agreement dated August 19, 1996 by and between FCO and Symbol Lease, Inc.
--------------------------------------------------------------------------------
10.11 (3)     Loan and Security Agreement dated January 30, 1998 among Factory
              Card Outlet of America, Ltd. and BankBoston Retail Finance Inc.
--------------------------------------------------------------------------------
10.11.1 (4)   First Amendment to Loan and Security Agreement between FCO and
              BankBoston Retail Finance Inc. dated July 17, 1998.
--------------------------------------------------------------------------------
10.11.2 (4)   Term Loan and Security Agreement between FCO and Back Bay Capital,
              LLC dated July 17, 1998.
--------------------------------------------------------------------------------
10.12 (3)     1997 Outside Director Stock Option Plan.
--------------------------------------------------------------------------------
10.13 (5)     Separation and Release Agreement between Factory Card Outlet Corp.
              and Charles R. Cumello.
--------------------------------------------------------------------------------
10.14 (6)     Debtor In Possession Loan and Security Agreement between FCO and
              Foothill Capital Corporation, Paragon Capital LLC and Other
              Financial Institutions dated March 23, 1999.
--------------------------------------------------------------------------------
21.1 (1)      List of the subsidiaries of the Company.
--------------------------------------------------------------------------------
23.1          Consent of KPMG LLP.
--------------------------------------------------------------------------------
27.1          Financial Data Schedule.
--------------------------------------------------------------------------------

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

4. Incorporated by reference to the Company's Current Report on Form 8-K filed on July 22, 1998.

5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

6. Incorporated by reference to the Company's Current Report on Form 8-K filed on April 30, 1999.

(b)  Reports on Form 8-K.

          None.

                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stewart M. Kasen and Frederick G. Kraegel with full power to act without the other, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby, ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 27, 1999                   FACTORY CARD OUTLET CORP.

                                            /s/ Stewart M. Kasen
                                            --------------------
                                  By: Stewart M. Kasen, Chairman of the Board,
                                        President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                    Title                              Date
-------------------------------------------------------------------------------
/s/ Stewart M. Kasen                                             April 27, 1999
---------------------      Chairman, President and Chief Executive Officer
  Stewart M. Kasen
-------------------------------------------------------------------------------

/s/ Frederick G. Kraegel                                         April 27, 1999
------------------------   Senior Vice President, and Chief Financial Officer
  Frederick G. Kraegel               (principal financial officer)
-------------------------------------------------------------------------------

/s/ Diana B. Kanas                                               April 27, 1999
------------------         Vice President and Controller
    Diana B. Kanas         (principal accounting officer)
-------------------------------------------------------------------------------

/s/ Robert C. Blattberg                                          April 27, 1999
------------------------            Director
    Robert C. Blattberg
-------------------------------------------------------------------------------

/s/ Bart A. Brown                                                April 27, 1999
------------------------            Director
    Bart A. Brown
-------------------------------------------------------------------------------

/s/ William E. Freeman                                           April 27, 1999
-------------------                 Director
    William E. Freeman
-------------------------------------------------------------------------------

/s/ J. Bayard Kelly                                              April 27, 1999
-------------------                 Director
    J. Bayard Kelly
-------------------------------------------------------------------------------

/s/ James L. Nouss                                               April 27, 1999
---------------------               Director
    James L. Nouss
-------------------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY


                                                                                                                       Page
                                                                                                                       ----
Independent Auditors' Report ...............................................................................            F-2

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998 ....................................            F-3

Consolidated Statements of Operations for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and
     June 29, 1996 .........................................................................................            F-4

Consolidated Statements of Stockholders' Equity for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and
     June 29, 1996 .........................................................................................            F-5

Consolidated Statements of Cash Flows for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and the fiscal years ended June 28, 1997 and
     June 29, 1996 .........................................................................................            F-6

Notes to Consolidated Financial Statements..................................................................            F-7

                                      F-1

                          Independent Auditors' Report


The Board of Directors and Shareholders
Factory Card Outlet Corp.:

     We have audited the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 30, 1999 and January 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and each of the fiscal years in the two-year period ended June 28, 1997. These consolidated financial statements are the responsibility of the management of Factory Card Outlet Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and each of the fiscal years in the two-year period ended June 28, 1997 in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on March 23, 1999, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code. In addition, the Company has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  KPMG LLP


Chicago, Illinois
April 27, 1999

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
             (Dollar amounts in thousands, except per share data)

                                                       January 30,   January 31,
                                                          1999          1998
                                                       -----------   -----------
                        ASSETS

Current assets:
  Cash                                                  $  3,597      $     30
  Receivables                                                 16           521
  Merchandise inventories                                 61,658        72,911
  Refundable income taxes                                    747           275
  Prepaid expenses and other                                 964         2,105
                                                        --------      --------
    Total current assets                                  66,982        75,842
Fixed assets, net                                         39,585        38,507
Deferred income taxes                                          -           493
Other assets                                               1,004           188
                                                        --------      --------
    Total assets                                        $107,571      $115,030
                                                        ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $33,089       $19,037
  Current maturities of long-term obligations              2,161         1,821
  Accrued expenses                                         8,755         4,754
                                                        --------      --------
    Total current liabilities                             44,005        25,612
Revolving credit note payable                             20,653        29,700
Long-term obligations                                      1,670         2,668
Term loan, net of discount                                 9,669             -
Deferred rent liabilities                                  7,396         5,316
                                                        --------      --------
    Total liabilities                                     83,393        63,296
                                                        --------      --------
Stockholders' equity:
  Common stock-$.01 par value. Voting class-authorized
   15,000,000 shares; 7,503,098 and 7,335,519 shares
   issued and outstanding at January 30, 1999 and
   January 31, 1998, respectively. Non-voting class
   authorized 205,000 shares; no shares issued or
   outstanding.                                               75            73
  Additional paid-in capital                              52,021        51,223
  Retained earnings (deficit)                            (27,918)          438
                                                        --------      --------
    Total stockholders' equity                            24,178        51,734
                                                        --------      --------
    Total liabilities and stockholders' equity
                                                        $107,571      $115,030
                                                        ========      ========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
             (Dollar amounts in thousands, except per share data)


                                             Fiscal year          Transition         Fiscal year ended
                                                ended            period ended    --------------------------
                                             January 30,          January 31,     June 28,        June 29,
                                                 1999                1998           1997           1996
                                             -----------         ------------    ----------     -----------
Net sales                                    $   226,499         $  110,699      $  133,945     $    94,589
Cost of sales and occupancy                      168,962             71,984          83,831          59,139
                                             -----------         ----------      ----------     -----------
  Gross profit                                    57,537             38,715          50,114          35,450
Selling, general and administrative expenses      80,870             38,928          45,227          33,733
                                             -----------         ----------      ----------     -----------
  Income (loss) from operations                  (23,333)              (213)          4,887           1,717
Interest expense                                   4,572              1,269           1,402           1,529
                                             -----------         ----------      ----------     -----------
  Income (loss) before income taxes (benefit)    (27,905)            (1,482)          3,485             188
    and extraordinary item
Income taxes (benefit)                               451               (593)          1,462             118
                                             -----------         ----------      ----------     -----------
  Income (loss) before extraordinary item        (28,356)              (889)          2,023              70
Extraordinary item - loss on early retirement
     of debt, net of income tax benefit                -                  -            (313)              -
                                             -----------         ----------      ----------     -----------
  Net income (loss)                          $   (28,356)        $     (889)     $    1,710     $        70
                                             ===========         ==========      ==========     ===========
Earnings (loss) per share - basic
  Before extraordinary item                  $     (3.82)        $    (0.12)     $     0.35     $      0.02
  Extraordinary item                                   -                  -           (0.05)              -
                                             -----------         ----------      ----------     -----------
  Net income (loss) per share - basic        $     (3.82)        $    (0.12)     $     0.30     $      0.02
                                             ===========         ==========      ==========     ===========
Weighted average shares outstanding            7,422,069          7,261,542       5,739,962       4,068,409
                                             ===========         ==========      ==========     ===========
Earnings (loss) per share - diluted
   Before extraordinary item                 $     (3.82)        $    (0.12)     $     0.30     $      0.01
   Extraordinary item                                  -                  -           (0.04)              -
                                             -----------         ----------      ----------     -----------
   Net income (loss) per share - diluted     $     (3.82)        $    (0.12)     $     0.26     $      0.01
                                             ===========         ==========      ==========     ===========
Weighted average shares outstanding            7,422,069          7,261,542       6,686,243       5,249,479
                                             ===========         ==========      ==========     ===========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
             (Dollar amounts in thousands, except per share data)

                                               Preferred stock                  Common stock          Additional
                                          ------------------------         ----------------------       Paid-in
                                           Shares          Amount           Shares        Amount        Capital
                                          -------         --------        ---------      --------       -------
Balance at July 1, 1995                    52,416         $ 14,457          933,720      $  2,637       $     -

Net income                                      -                -                -             -             -
Additional paid-in capital
  attributable to common
  stock warrants                                -                -                -           413             -
                                          -------         --------        ---------      --------       -------
Balance at June 29, 1996                   52,416           14,457          933,720         3,050             -
Net income                                      -                -                -             -             -
Issuance of Series C
  convertible preferred stock              25,639            9,739                -             -             -
Additional paid-in capital
  attributable to common
  stock warrants                                -                -                -           264             -
Conversion of all convertible
  preferred stock to
  common stock                            (78,055)         (24,196)       3,134,674        24,196             -
Redesignation of common stock
  from no par value
  to $.01 par value                             -                -                -       (27,469)       27,469
Issuance of common stock -
  initial public offering                       -                -        2,944,050            29        23,094
Exercise of stock options
  and warrants                                  -                -          218,767             2           114
Income tax benefit from
  stock options exercised                       -                -                -             -            77
Purchase of treasury stock
  at cost                                       -                -                -             -           (12)
Issuance of treasury stock                      -                -                -             -             -
Additional paid-in capital
  from compensation
  stock options                                 -                -                -             -           209
                                          -------         --------        ---------      --------       -------
Balance at June 28, 1997                        -                -        7,231,211            72        50,951
Net loss                                        -                -                -             -             -
Sale of treasury stock to
  employee stock
  purchase plan                                 -                -                -             -           (45)
Exercise of stock options
  and warrants                                  -                -          104,308             1           226
Income tax benefit from
  stock options exercised                       -                -                -             -            57
Additional paid-in capital from
  compensation stock options                    -                -                -             -            34
                                          -------         --------        ---------      --------       -------
Balance at January 31, 1998                     -                -        7,335,519            73        51,223
Net loss                                        -                -                -             -             -
Exercise of stock options
  and warrants                                  -                -          167,579             2           226
Additional paid in capital
  attributable to common stock
  warrants                                      -                -                -             -           513

Additional paid-in capital from
  compensation stock options                    -                -                -             -            59
                                          -------         --------        ---------      --------       -------
Balance at January 30, 1999                     -         $      -        7,503,098      $     75       $52,021
                                          =======         ========        =========      ========       =======

                                             Retained           Treasury stock            Total
                                             earnings       ----------------------     Stockholders'
                                             (deficit)      Shares         Amount         equity
                                             ---------      ------         ------      -------------
Balance at July 1, 1995                      $   (453)                       $            $ 16,641

Net income                                         70             -              -              70
Additional paid-in capital
  attributable to common
  stock warrants                                    -             -              -             413
                                            ---------      --------          -----        --------
Balance at June 29, 1996                         (383)            -              -          17,124
Net income                                      1,710             -              -           1,710
Issuance of Series C
  convertible preferred stock                       -             -              -           9,739
Additional paid-in capital
  attributable to common
  stock warrants                                    -             -              -             264
Conversion of all convertible
  preferred stock to
  common stock                                      -             -              -               -
Redesignation of common stock
  from no par value
  to $.01 par value                                 -             -              -               -
Issuance of common stock -
  initial public offering                           -             -              -          23,123
Exercise of stock options
  and warrants                                      -         1,529            (13)            103
Income tax benefit from
  stock options exercised                           -             -              -              77
Purchase of treasury stock
  at cost                                           -        20,000           (180)           (192)
Issuance of treasury stock                          -       (12,832)           116             116
Additional paid-in capital
  from compensation
  stock options                                     -             -              -             209
                                             --------      ---------         ------       --------

Balance at June 28, 1997                        1,327         8,697            (77)         52,273
Net loss                                         (889)            -              -            (889)
Sale of treasury stock to
  employee stock
  purchase plan                                     -        (8,697)            77              32
Exercise of stock options
  and warrants                                      -             -              -             227
Income tax benefit from
  stock options exercised                           -             -              -              57
Additional paid-in capital from
  compensation stock options                        -             -              -              34
                                             --------      --------          ------       --------

Balance at January 31, 1998                       438             -              -          51,734
Net loss                                      (28,356)            -              -         (28,356)
Exercise of stock options
  and warrants                                      -             -              -             228
Additional paid in capital
  attributable to common stock
  warrants                                          -             -              -             513

Additional paid-in capital from
  compensation stock options                        -             -              -              59
                                             --------      --------          ------       --------
Balance at January 30, 1999                  $(27,918)            -          $   -        $ 24,178
                                             ========      ========          ======       ========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
             (Dollar amounts in thousands, except per share data)

                                                               Fiscal year     Transition      Fiscal year ended
                                                                  ended       period ended    --------------------
                                                               January 30,    January 31,     June 28,    June 29,
                                                                  1999            1998          1997        1996
                                                               -----------    ------------    --------    --------
Cash flows from operating activities:
 Net income (loss)                                              $ (28,356)      $   (889)     $  1,710    $     70
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of fixed assets                     8,039          3,087         3,523       2,551
  Amortization of deferred financing costs and debt discount          543           -              337         222
  Extraordinary loss on early retirement of debt                    -               -              313        -
  Deferred income taxes                                               835           (795)          585        (149)
  Loss on the disposal of fixed assets                                649            191           359          37
  Stock option compensation                                            59             34           209        -
  Change in assets and liabilities:
    (Increase) decrease in assets:
      Receivables                                                      31            209          (511)       (315)
      Merchandise inventories                                      11,254        (17,553)      (13,555)    (16,790)
      Prepaid expenses                                                800           (591)         (572)       (215)
      Other assets                                                 (1,168)           315        (1,602)       (139)
    Increase (decrease) in liabilities:
      Accounts payable                                             14,052          1,484         2,850       7,661
      Accrued expenses                                              4,262          1,662           111       1,139
      Deferred rent liabilities                                     2,080            904           850         589
      Income taxes payable                                          -               (503)          525         241
                                                                ---------       --------      --------    --------
Net cash provided by (used in) operating activities                13,080        (12,445)       (4,868)     (5,098)
                                                                ---------       --------      --------    --------
Net cash used in investing activities-purchase of
 fixed assets, net                                                 (8,725)       (12,337)      (10,106)     (7,072)
                                                                ---------       --------      --------    --------
Cash flows from financing activities:
 Borrowings under revolving credit note                           174,106         77,166        70,457      36,977
 Borrowings under term loan                                        10,000           -             -            400
 Repayment of borrowings under revolving credit note             (183,152)       (51,241)      (79,809)    (29,650)
 Proceeds from issuance of subordinated debentures                  -               -            2,911       4,668
 Retirement of subordinated debentures                              -               -           (8,000)       -
 Payment of long-term obligations                                  (1,959)        (1,423)       (2,524)       (538)
 Proceeds from issuance of convertible preferred stock              -               -            8,638        -
 Proceeds from issuance common stock                                -               -           23,123        -
 Proceeds from exercise of employee stock options                     217            227           104        -
 Purchase of treasury stock                                         -               -             (180)       -
 Sale of treasury stock to employee stock purchase plan             -                 32           103        -
                                                                ---------       --------      --------    --------
Net cash (used in) provided by financing activities                  (788)        24,761        14,823      11,857
                                                                ---------       --------      --------    --------
Net increase (decrease) in cash                                     3,567            (21)         (151)       (313)
Cash at beginning of year                                              30             51           202         515
                                                                ---------       --------      --------    --------
Cash at end of year                                             $   3,597       $     30      $     51    $    202
                                                                =========       ========      ========    ========
Supplemental cash flow information:
    Interest paid                                               $   4,225       $  1,194      $  1,441    $  1,173
    Income taxes paid                                                 307            857           350          26
Supplemental disclosure of noncash financing activities:
    Capital lease obligations incurred                              1,301          1,997         4,961         255
    Additional paid-in capital for warrants issued                    514           -              264         414

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUSIDIARY

                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)

(1)  Organization

          The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"). The Company is a chain of company-owned superstores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices.

(2)  Subsequent Events

     Chapter 11 Filing

          The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on March 23, 1999 (the "petition date") under case numbers 99-685 (JJF) and 99-686 (JJF) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business as a debtor in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's liabilities as of the petition date are generally subject to settlement in a plan of reorganization, which must be voted on by certain of its creditors and confirmed by the Bankruptcy Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on pre-petition debt unless permitted by the Bankruptcy Code or approved by the Bankruptcy Court. The Company will review all unexpired pre-petition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company. Amounts reflected in the January 30, 1999 balance sheet which will be reclassified to Liabilities Subject to Compromise include accounts payable, accrued expenses and long term obligations.

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. The commencement of the Chapter 11 cases, and net losses resulting in a deficit, raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not give effect to adjustments, some of which could be material, to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing and (4) provide sufficient cash from operations to meet future obligations.

  Debtor in Possession Facility

          The Company has obtained a debtor in possession revolving credit facility (the "DIP Facility") which provides up to $50,000 ($5,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of .75% over prime or, at the Company's option, 3.75% over the London Interbank Offered Rate. The DIP Facility expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the DIP Facility are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including the maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

     Store Closings and Lease Commitments

          The Company has filed a motion with the Bankruptcy Court to reject 13 leases relating to unopened store sites. In addition, the Company received approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that are in markets the Company does not intend to continue to operate in or are underperforming or unprofitable.

(3)  Summary of Significant Accounting Policies

     Basis of Presentation

          All intercompany balances and transactions have been eliminated in consolidation.

     Fiscal Year End Change

          In January 1998, the Company changed its fiscal year end to the Saturday closest to January 31. Prior to January 1998, the Company's fiscal year ended on the Saturday closest to June 30. The fiscal years ended June 28, 1997 and June 29, 1996, referred to as fiscal 1997 and 1996 respectively, each consisted of a 52-week period. The seven-month period from June 29, 1997 through January 31, 1998 is referred to as the transition period. The fiscal year ended January 30, 1999, referred to as fiscal 1998, consisted of a 52-week period.

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

     Merchandise Inventories


               Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. In determining the cost of inventory, the Company includes costs incurred to purchase, store and distribute goods prior to sale.

               In fiscal 1998, the Company established a provision of $11,300 for certain merchandise which is to be discontinued from its ongoing inventory assortment, as well as, inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays.


     Fixed Assets


               Fixed assets are stated at cost. Depreciation and amortization is computed on a straight line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Amortization related to capital leases is also included in depreciation and amortization.


               During the year ended January 30, 1999, the Company changed its estimate of the depreciable lives of certain technology equipment from ten to five years, resulting in additional depreciation expense of $771.

     Income Taxes

               The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse.


     Deferred Rent Liabilities


               Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense.


     Intangibles


               Certain software costs are capitalized and amortized on a straight line basis over three years. Unamortized software costs included in Fixed assets, net were approximately $1,471 and $2,008 as of January 30, 1999 and January 31, 1998, respectively. Amortization of these software costs was approximately $917, $564, $545 and $337 for fiscal 1998, the transition period and fiscal 1997 and 1996, respectively.

Store Preopening Expenses


     Store preopening costs, which include advertising, labor and supply costs, are expensed during the fiscal year a store opens. Prepaid expenses and other at January 31, 1998 includes approximately $339 of preopening costs for stores which had not yet opened.

Advertising Expenses

     The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At January 30, 1999 and January 31, 1998, no amounts were included as prepaid expense. For fiscal 1998, the transition period and fiscal 1997 and 1996, advertising expense was $8,335, $4,681, $4,006 and $2,471, respectively.

Earnings per Share

     Earnings per share - basic was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants. The Company also complies with certain requirements of the Securities and Exchange Commission with respect to the calculation of earnings per share for initial public offerings. The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                              Net income                            Per
                                                                (loss)           Shares            share
                                                              ----------         ---------         -------
For fiscal 1998
Earnings(loss) per share-basic and diluted:
------------------------------------------
Net (loss) available to common stockholders
                                                               $(28,356)         7,422,069          $(3.82)
                                                               ========          =========          ======

For the transition period -
Earnings(loss) per share--basic and diluted:
-------------------------------------------
Net (loss) available to common stockholders
                                                               $   (889)         7,261,542          $(0.12)
                                                               ========          =========          ======
For fiscal 1997
Earnings per share--basic:
-------------------------
  Net income                                                   $  1,710          5,739,962          $ 0.30
Effect of dilutive securities
  Stock options                                                                    870,057
  Warrants                                                                          76,224
                                                                                 ---------

Earnings per share--diluted:
---------------------------
Net income available to common stockholders
  and assumed conversions
                                                               $  1,710          6,686,243          $ 0.26
                                                               ========          =========          ======

For fiscal 1996
Earnings per share--basic:
-------------------------
  Net income                                                   $     70          4,068,409          $ 0.02
Effect of dilutive securities
  Stock options                                                                    985,474
  Warrants                                                                         195,596
                                                                                 ---------

Earnings per share--diluted:
---------------------------
Net income available to common stockholders
  and assumed conversions                                      $     70          5,249,479          $ 0.01
                                                               ========          =========          ======

          Options to purchase common stock outstanding during the periods presented above that were not included in the computation of earnings per share--diluted because the option price was greater than the average market price of the common shares were 462,334, 85,160 and 68,660 for fiscal 1998, the transition period and fiscal 1997, respectively.

  Stock-Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method.

  Reclassifications

          Certain prior period amounts have been reclassified to conform with the current year presentation.

(4)  Fixed Assets

     The components of fixed assets, net at January 30, 1999 and January 31, 1998 are as follows:

                                                    January 30,     January 31,
                                                       1999            1998
                                                   ----------------------------
Furniture and equipment                               $45,464        $39,335
Leasehold improvements                                 13,120         11,084
                                                   ----------------------------
   Total fixed assets                                  58,584         50,419
Less accumulated depreciation and amortization         18,999         11,912
                                                   ----------------------------
   Fixed assets, net                                  $39,585        $38,507
                                                   ============================

(5)  Revolving Credit Note Payable and Term Loan

          In January 1998, the Company entered into a Loan and Security Agreement ("Agreement") with two large commercial banks providing a $40,000 revolving line of credit which could be increased at the Company's discretion up to $60,000, in $5,000 increments. Borrowings under the Agreement were limited by inventory levels subject to certain reserves as defined in the Agreement. Interest accrued at an annual rate equal to the prime rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR") plus an additional 175 or 200 basis points dependent on the Company's financial performance. Interest was payable monthly or upon the expiration of an advance issued under the Company's LIBOR option. Borrowings under the Agreement were secured by substantially all of the Company's assets. This Agreement contained restrictive financial covenants requiring minimum net worth of $42,700 and a limit on annual capital expenditures.

          In July 1998, the Company borrowed $10,000 under a Term Loan and Security Agreement ("Term Loan") from an affiliate of one of the participants in the Agreement. The Term Loan, which was to expire in December 1999, bore interest at a rate of 14.5%. Upon entering into the Term Loan, warrants to purchase 215,000 shares of the Company's common stock at $7.50 per share exercisable until July 2003, were issued. The Term Loan was collateralized by a first security interest in the Company's equipment and a secondary interest in the remainder of the Company's assets.

          The fair market value of the warrants issued in conjunction with the Term Loan, determined to be $514, was recorded as additional paid in capital and as a discount to the face amount of the debt. Amortization of the discount and the related financing costs recognized was $331 and $360, respectively, for fiscal 1998.

          In July 1998, the Company also amended its Agreement (the "Amended Agreement"). The Amended Agreement contained restrictive covenants requiring minimum cumulative consolidated earnings before interest, taxes, depreciation and amortization and limitations on annual capital expenditures. Advances under the Amended Agreement were limited based on inventory levels, which varied if the Term Loan was outstanding, and were subject to certain possible reserves. Interest was accrued at an annual rate equal to prime rate plus 50 basis points or, at the Company's option, a rate based on LIBOR plus 250 basis points.

          In March 1999, all borrowings under the Amended Agreement and the Term Loan were repaid with proceeds from the DIP Facility.

(6)  Lease Commitments


          The Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

          The cost of fixed assets held under capital leases and included in fixed assets was $8,463 and $7,928 at January 30, 1999 and January 31, 1998 respectively. Accumulated amortization related to such fixed assets was $2,478 and $759 at January 30, 1999 and January 31, 1998, respectively. Fixed assets held under capital leases consist principally of technology, office and warehouse equipment.

          The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of January 30, 1999.

                                                      Capital      Operating
Fiscal year:                                           leases        leases
                                                      ----------------------
1999                                                  $  2,444    $  27,902
2000                                                     1,222       27,437
2001                                                       371       27,376
2002                                                       208       27,058
Thereafter                                                   3      113,697
                                                      ---------------------
Total minimum lease payments                             4,248    $ 223,470
Less amount representing interest                          417    =========
                                                      --------
Present value of net minimum lease payments
(including long-term lease obligations of $1,670)     $  3,831
                                                      ========

          Rent expense charged to operations under operating leases was $26,001 for fiscal 1998, $11,390 during the transition period and $13,860 and $10,214 for fiscal years 1997 and 1996, respectively.

          The lease obligations described above are subject to adjustment under the Chapter 11 Cases discussed in Note 2.

(7)  Income Taxes (Benefit)

          Income taxes (benefit), excluding the tax benefit related to the extraordinary item in fiscal year 1997, are as follows:

                                                        Valuation
                             Current     Deferred       allowance       Total
                            --------------------------------------------------
Fiscal 1998:
  Federal                   $  (406)   $   (8,383)      $   9,905     $  1,116
  State                          23        (2,099)          1,411         (665)
                            --------------------------------------------------
                            $  (383)   $  (10,482)      $  11,316     $    451
                            ==================================================
Transition period:
  Federal                   $   193    $     (578)      $      --     $   (385)
  State                         (48)         (160)             --         (208)
                           ---------------------------------------------------
                            $   145    $     (738)      $      --     $   (593)
                           ===================================================
Fiscal 1997:
  Federal                   $   797    $      459       $      --     $  1,256
  State                          80           126              --          206
                           ---------------------------------------------------
                            $   877    $      585       $      --     $  1,462
                           ===================================================
Fiscal 1996:
  Federal                   $   258    $     (155)      $      --     $    103
  State                           9             6              --           15
                           ---------------------------------------------------
                            $   267    $     (149)      $      --     $    118
                           ===================================================

     Income taxes (benefit) differs from the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefit) as a result of the following:

                                                                                              Fiscal
                                                            Fiscal     Transition     ----------------------
                                                             1998        period         1997          1996
                                                           -------------------------------------------------
Computed "expected" income taxes
 (benefit)                                                   (34.0)%      (34.0)%       34.0%         34.0%
Increase (decrease) in income taxes resulting from:
     Increase in valuation allowance                          40.6           --           --            --
     State net operating loss carrybacks and
       carryforwards                                          (2.8)       (10.7)          --            --
     State and local income taxes, net of
       Federal income tax benefit                             (2.3)         1.5          4.4           4.6
     Non-deductible meals and  entertainment                   0.1          1.3          0.8          15.8
     Non-deductible life insurance premiums                     --          0.1          0.5           6.8
     Other, net                                                 --          1.8          2.3           1.5
                                                            -------------------------------------------------
Income taxes (benefit)                                         1.6%       (40.0)%       42.0%         62.7%
                                                            =================================================

     Deferred income taxes on the balance sheet reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     January 30,    January 31,
                                                        1999           1998
                                                     -----------    -----------
Deferred tax assets related to:
   Alternative minimum tax credit carryforward        $    564       $    564
   Deferred rent liabilities                             1,296            973
   Accrued expenses                                      1,756            149
   Merchandise inventories                               4,375             25
   Net operating loss carryforward                       6,051            928
                                                      --------       --------
                                                        14,042          2,639
   Valuation allowance                                  11,316             -
                                                      --------       --------
     Total deferred tax assets                           2,726          2,639

Deferred tax liabilities related to fixed assets         2,726          1,814
                                                      --------       --------
     Net deferred tax asset                           $     --       $    825
                                                      ========       ========

          In assessing the realization of deferred tax assets, management considers the likelihood that the deferred tax assets will be realized through future taxable income. Since the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases, the Company recorded a $451 provision to fully reserve the net deferred asset which was carried forward from the transition period and to reserve for the potential tax benefits of net operating losses generated during fiscal 1998 which can not be carried back to prior tax periods. Accordingly, the Company recorded a valuation allowance of $11,316 to fully reserve for the value of the net deferred tax assets at January 30, 1999.

          At January 30, 1999, the Company had net operating loss ("NOL") carryforwards for tax purposes of $16,578 which expire beginning in 2017. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/ or indirect ownership changes of the Company.


(8)  Employee Benefit Plans


     1989 Incentive Stock Option Plan

          A stock option plan was approved by the stockholders of the Company in July 1989 to provide additional incentives and opportunities through stock ownership to employees, outside directors and consultants of the Company. Under the plan, incentive stock options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but can not be more than ten years from the date of grant. Options are exercisable in accordance with the plan and generally vest at the rate of 20% to 25% per year from the date of grant.

          In July 1996, the Company granted options to purchase 351,400 shares of common stock to certain individuals, including employees and directors, at an option price of $2.49 per share. Options to purchase 190,760 shares which were granted to employees vest over four years, and options to purchase 160,640 shares were fully vested in September 1996. Based on the estimated fair value of the Company's common stock at the time of grant of these options of $3.30 per share, the Company recognized compensation expense of $59, $34 and $208 during fiscal 1998, the transition period and fiscal 1997, respectively. Of the amount recognized during fiscal 1997, $146 related to options which were fully vested in September 1996. The estimated fair value of the Company's common stock used in accounting for these options was based on information from various sources which included a valuation prepared by Avalon Group Ltd. (Avalon). At the time of the valuation, the chairman and president of Avalon each owned 100 shares of the Company's Series B preferred stock (or 0.3% of issued and outstanding Series B preferred stock) and each had options to purchase 4,016 shares of the Company's common stock (or 0.8% of weighted average common shares).

Outside Director Stock Option Plan

     In November 1997, the Company's shareholders approved the 1997 Outside Director Stock Option Plan permitting stock option awards to directors who are not employees of the Company. The 1997 Outside Director Stock Option Plan was effective in July 1997 and expires in July 2007. Under the plan, options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in connection with this plan is 250,000, subject to certain adjustments. The Company granted 160,000 options in November 1997 to eligible directors which become exercisable at the rate of 8.33% per quarter through November 2000.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standard ("SFAS") No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:


                                                                                              Fiscal
                                                            Fiscal     Transition     ----------------------
                                                             1998        period         1997          1996
                                                           -------------------------------------------------
Net income (loss)                          As reported    $(28,356)     $   (889)     $ 1,710       $    70
                                           Pro forma       (28,618)       (1,052)       1,450            46

Earnings (loss) per share - diluted        As reported       (3.82)        (0.12)        0.26          0.01
                                           Pro forma         (3.86)        (0.13)        0.22          0.01

     Pro forma net income (loss) reflects only options granted during fiscal 1998, the transition period and fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods of generally four years and compensation cost for options granted prior to July 1995 is not considered.

     The per share weighted average fair value of stock options granted during fiscal 1998, the transition period and fiscal 1997 and 1996 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions; Fiscal 1998 expected dividend rate of 0.0%, risk-free interest rate of 5.0%, volatility of 68% and an expected life of approximately 2 years; transition period - expected dividend yield of 0.0%, risk-free interest rate of 6.0%, volatility of 60% and an expected average life of approximately two years. Fiscal 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.2%, volatility of 60% and an expected average life of approximately two years; Fiscal 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.8%, volatility of 60% and an expected average life of approximately three years.

     Stock option activity is as follows:

                                     ---------------------------------------------------------------------------------------------
                                                                                                       Fiscal
                                            Fiscal                Transition         ---------------------------------------------
                                             1998                   period                   1997                    1998
                                     ---------------------   ---------------------   ---------------------   ---------------------
                                      Number     Weighted-    Number     Weighted-    Number     Weighted-    Number     Weighted-
                                     of shares    average    of shares    average    of shares    average    of shares    average
                                                 exercise                exercise                exercise                exercise
                                                  price                   price                   price                   price
                                                 per share               per share               per share               per share
                                     ---------------------------------------------------------------------------------------------
Outstanding - beginning of period    1,173,749     $4.10     1,023,841     $2.97       739,346     $2.36      707,218      $2.38
     Granted                           147,000      6.44       325,000      6.85       432,083      3.58       72,288       2.49
     Exercised                         (91,356)     2.49      (102,348)     2.22       (99,396)     1.17           -          -
     Forfeited                        (211,888)     5.19       (72,744)     3.32       (48,192)     3.11      (40,160)      3.05
                                     ---------------------------------------------------------------------------------------------
Outstanding at end of period         1,017,505      4.34     1,173,749      4.10     1,023,841      2.97      739,346       2.36
                                     ---------------------------------------------------------------------------------------------
Exercisable at end of period           679,937      3.36       613,536      2.93       568,560      2.85      394,672       1.89
                                     ---------------------------------------------------------------------------------------------
Weighted-average fair value of
 options granted during the
 period                                            $1.83                   $2.89                   $1.69                   $1.62
                                     ---------------------------------------------------------------------------------------------
Available for future grants at end
 of period                             195,637                 130,749                 133,004                212,446
                                     ---------------------------------------------------------------------------------------------

     Information regarding options outstanding and exercisable at January 30, 1999 and January 31, 1998 is as follows:

                            ------------------------------------------------------------------------
                                        Options outstanding                   Options exercisable
                            --------------------------------------------    ------------------------
                                              Weighted-        Weighted-                   Weighted-
                                               Average          Average                     Average
                               Number         Remaining        Exercise       Number       Exercise
Range of Exercise Prices    outstanding    contractual life      Price      exercisable     Price
                            ------------------------------------------------------------------------
January 30, 1999:
     $ 0.62 to $ 1.63          164,680           0.96           $ 0.67        155,680       $ 0.62
       2.49 to   2.49          366,869           6.79             2.49        334,138         2.49
       3.50 to  11.00          485,956           8.30             6.97        190,119         7.14
                            ------------------------------------------------------------------------
     $ 0.62 to $11.00        1,017,505           6.56           $ 4.34        679,937       $ 3.36
                            ========================================================================

January  31, 1998:
     $ 0.62 to $ 0.62          155,680           1.44           $ 0.62        155,680       $ 0.62
       2.49 to   2.49          543,565           7.73             2.49        341,560         2.49
       5.50 to  11.00          474,504           8.98             7.04        116,296         7.30
                            ------------------------------------------------------------------------
     $ 0.62 to $11.00        1,173,749           7.38           $ 4.10        613,536       $ 2.93
                            ========================================================================

     Incentive Savings Plan

          The Incentive Savings Plan (the "ISP Plan") is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service.

          The Company makes a discretionary matching contribution to the ISP Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal 1998, the transition period, and fiscal 1997 and 1996, the Company's discretionary matching contributions to the ISP Plan were $230, $95, $121 and $86, respectively. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

     Employee Stock Purchase Plan

          In December 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering. Withholdings from employees for purchases under the ESPP Plan were $70 in fiscal 1998, $73 in the transition period and $161 in fiscal 1997.

(9)  Fair Value of Financial Instruments

          The Company's financial instruments at January 30, 1999 and January 31, 1998 include accounts payable, revolving credit term note payable and long-term debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short maturity of these instruments. The Company believes the carrying value of the revolving credit term note payable approximates fair value due to the variable rate of interest on this instrument. Such fair values are subject to possible adjustment in conjunction with the bankruptcy proceedings discussed in Note 2.

(10)  Quarterly Financial Information (unaudited)

          Following is a summary of unaudited quarterly information:

                                                          First    Second     Third     Fourth
                                                         quarter   quarter   quarter   quarter
                                                         --------------------------------------
      Fiscal 1998:
        Total sales                                      $49,862   $54,749   $57,715   $ 64,173
        Gross profit                                      17,679    18,426    17,729      3,703
        Net income(loss)                                     568      (796)   (2,604)   (25,524)
        Net income(loss) per share - basic                  0.08     (0.11)    (0.35)     (3.40)
        Net income(loss) per share - diluted                0.07     (0.11)    (0.35)     (3.40)

                                                          First    Second    Seventh
                                                         quarter   quarter    month
                                                         ---------------------------
      Transition period:
        Total sales                                      $35,315   $60,302   $15,082
        Gross profit                                      11,742    23,238     3,735
        Net income (loss)                                 (2,152)    2,153      (890)
        Net income (loss) per share - basic                (0.30)     0.30     (0.12)
        Net income (loss) per share - diluted              (0.30)     0.27     (0.12)

                                                          First    Second     Third     Fourth
                                                         quarter   quarter   quarter    quarter
                                                         --------------------------------------
      Fiscal 1997:
        Total sales                                      $25,032   $37,692   $30,932   $ 40,289
        Gross profit                                       8,035    14,443    11,480     16,156
        Income (loss) before extraordinary item           (1,291)      791       242      2,281
        Net income (loss)                                 (1,291)      478       242      2,281
        Net income (loss) per share - basic                (0.32)     0.10      0.03       0.32
        Net income (loss) per share - diluted              (0.26)     0.09      0.03       0.29

      Fiscal  1996:
        Total sales                                      $16,817   $25,109   $21,707   $ 30,956
        Gross profit                                       5,792     9,510     7,719     12,429
        Net income (loss)                                 (1,238)      256      (461)     1,513
        Net income (loss) per share - basic                (0.30)     0.06     (0.11)      0.37
        Net income (loss) per share - diluted              (0.25)     0.05     (0.09)      0.29

                          Independent Auditors' Report



The Board of Directors and Shareholders
Factory Card Outlet Corp.:


     Under date of April 27, 1999 we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 30, 1999 and January 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the fiscal year ended January 30, 1999, the transition period ended January 31,1998 and each of the fiscal years in the two-year period ended June 28, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statement schedule has been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, on March 23, 1999, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code. In addition, the Company has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP



Chicago, Illinois
April 27, 1999

                                                                      Schedule I
                                                                      ----------

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         Condensed Financial Information of Factory Card Outlet Corp.

                                Balance Sheets

        (Dollar amounts in thousands, except share and per share data)

                                                                                     January 30,        January 31,
                                                                                        1999                1998
                                                                                     -----------        -----------
                                 ASSETS

Current assets:
  Cash                                                                               $        17        $        17
  Due from subsidiary                                                                     13,716             13,362
  Note receivable - subsidiary                                                            40,188             34,955
                                                                                     -----------        -----------
     Total current assets                                                                 53,921             48,334

Investment in subsidiary                                                                 (29,743)             3,400
                                                                                     -----------        -----------
     Total assets                                                                    $    24,178        $    51,734
                                                                                     ===========        ===========

                           STOCKHOLDERS' EQUITY

Common stock -$.01 par value.  Voting class - authorized 15,000,000 shares;
  7,503,098 and 7,335,519 shares issued and outstanding at January 30, 1999 and January 31, 1998, respectively.  Non-voting class - authorized 205,000
  shares, no shares issued or outstanding.                                                    75                 73
Additional paid-in capital                                                                52,021             51,223
Retained earnings (deficit)                                                              (27,918)               438
                                                                                     -----------        -----------
     Total stockholders' equity                                                      $    24,178        $    51,734
                                                                                     ===========        ===========

See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         Condensed Financial Information of Factory Card Outlet Corp.
                          Statements  of  Operations
                         (Dollar amounts in thousands)

                                                                    Transition
                                                 Fiscal year          period             Fiscal year ended
                                                    ended             ended          -------------------------
                                                 January 30,       January 31,       June 28,         June 29,
                                                     1999              1998            1997             1996
                                                 ------------      ------------      ---------        --------
Royalty income                                   $   3,397             $  1,660        $      -        $      -
Interest income - subsidiary note receivable         2,981                1,990           1,713               -
Equity in net income (loss) of subsidiary          (33,231)              (2,432)            716              70
                                                 ---------             --------        --------        --------
   Net revenue (expense)                           (26,853)               1,218           2,429              70
Operating expenses                                    1,581               1,077               -               -
                                                 ---------             --------        --------        --------
   Income (loss) before income taxes ( benefit)    (28,434)                 141           2,429              70
Income taxes (benefit)                                 (78)               1,030             719               -
                                                 ---------             --------        --------        --------
   Net income (loss)                             $ (28,356)            $   (889)       $  1,710        $     70
                                                 =========             ========        ========        ========

See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         Condensed Financial Information of Factory Card Outlet Corp.

                           Statements of Cash Flows
               (Dollar amounts in thousands, except share data)

                                                          Fiscal        Transition
                                                           year           period           Fiscal year ended
                                                          ended            ended         ----------------------
                                                       January 30,      January 31,      June 28,      June 29,
                                                           1999            1998            1997          1996
                                                       -----------      -----------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                    $  (28,356)      $     (889)      $  1,710      $     70
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Equity in net loss (income) of subsidiary              33,231            2,432           (716)          (70)
    Decrease (increase) in due from subsidiary                141              332            (53)            -
                                                       -----------      -----------      --------      --------
  Net cash provided by operating activities                 5,016            1,875            941             -
                                                       -----------      -----------      --------      --------
  Cash used in investing activities -
    Increase in note receivable from subsidiary            (5,233)          (2,225)       (32,729)            -
                                                       -----------      -----------      --------      --------
  Cash flows from financing activities:
    Proceeds from issuance of Series C
      convertible preferred stock                               -                -          8,638             -
    Proceeds from issuance of common stock                      -                -         23,123             -
    Proceeds from exercise of employee stock
      options                                                 217              297            104             -
    Purchase of treasury stock                                  -                -           (180)            -
    Sale of treasury stock to employee stock
      purchase plan                                                             53            103             -
                                                       -----------      -----------      --------      --------
  Net cash provided by financing activities                   217              350         31,788             -
                                                       -----------      -----------      --------      --------
  Net increase in cash                                          -                -              -             -
  Cash at beginning of year                                    17               17             17            17
                                                       -----------      -----------      --------      --------
  Cash at end of year                                  $       17       $       17       $     17      $     17
                                                       ===========      ===========      ========      ========
Supplemental disclosures of cash flow
  information:
    Noncash financing activities -
      In August 1996, the Company exchanged Series C
        Preferred stock for consideration of its
        subsidiary's trade accounts payable                     -                -          1,101             -
      In December  1996, all outstanding shares of
        Convertible Preferred stock were converted
        into 3,134,674 shares of common stock                   -                -         24,196             -
      Additional paid-in capital recognized for
        common stock warrants                                 514                -            264           413

See accompanying notes to condensed financial information.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          Notes to Condensed Financial Information of Factory Card Outlet Corp.
                   (Dollar amounts in thousands, except per share data)

(1)  Basis of Accounting


          The condensed financial information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of January 30, 1999 and January 31, 1998 and the fiscal year ended January 30, 1999, the transition period ended January 31, 1998 and each of the fiscal years in the two-year period ended June 28, 1997. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investment in and amounts due from its subsidiary are recorded on the equity basis.


(2)  Chapter 11 Filing

          On March 23, 1999, the Company and its subsidiary, Factory Card Outlet of America Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See Note 2 to the Notes to Consolidated Financial Statements.


(3)  Guarantees


          The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Notes 2 and 5 of Notes to Consolidated Financial Statements.


(4)  Notes Receivable - subsidiary


          During fiscal 1997, the subsidiary issued a note to the Company. Interest is accrued quarterly based on the prime lending rate plus two percent per year. The note and any accrued interest is due and payable on demand.


(5)  Royalty and Licensing Agreement


          In June 1997 the Company entered into a Royalty and Licensing Agreement ("Agreement") with its subsidiary. This Agreement grants its subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations.