Form 10-K405/A
period 1999-01-30
FACTORY CARD OUTLET CORP
filed 1999-05-27
CIK 1024441

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                              AMENDMENT NUMBER 1

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
________________________________________________________________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | X |

The number of shares of the Registrant's Common Stock outstanding as of April 19, 1999 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                         Annual Report on Form 10-K/A
                              Amendment Number 1
                               TABLE OF CONTENTS



                                   PART III

Item 10   Directors and Executive Officers of the Registrant                           Page  1
Item 11   Executive Officers Compensation                                              Page  4
Item 12   Security Ownership of Certain Beneficial Owners                              Page  8
             and Management
Item 13   Certain Transactions                                                         Page  9

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended January 30, 1999, as follows:

PART III, Items 10 - 13 are hereby amended as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Restated By-Laws currently provide for six directors. The names of the six directors, their ages, the respective years in which each first became a director of the Company, and their respective principal occupations during the past five years are as follows:


Name                       Age        Position With The Company        Director Since
-------------------------  ---  -------------------------------------  --------------

Stewart M. Kasen            59  Chairman of the Board of Directors,
                                President and Chief Executive Officer        1996
J. Bayard Kelly             66  Director                                     1989
Dr. Robert C. Blattberg     56  Director                                     1993
Bart A. Brown, Jr.          66  Director                                     1996
William E. Freeman          57  Director                                     1989
James L. Nouss, Jr.         44  Director                                     1996

     Stewart Kasen has been Chairman of the Board of Directors of the Company since April 1997 and became a Director in September 1996. He has been Chief Executive Officer since May 1998. From 1989 to May 1996, Mr. Kasen was an officer of Best Products Co. Inc., a chain of catalog showrooms, serving as its Chairman, President and Chief Executive Officer from 1991 to 1996, and its President and Chief Operating Officer from 1989 to 1991. He assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for reorganization under Chapter 11 again in September 1996. He also serves as a director of Markel Corporation, O'Sullivan Industries Holdings Inc., K2 Inc., and Elder-Beerman Stores Corp.

     J. Bayard Kelly has been a Director since 1989. Since October 1995, Mr. Kelly has served as a merchandise consultant to the Company's operating subsidiary, and is the Company's Chairman Emeritus. Mr. Kelly was the founder of the Company's operating subsidiary and its President from 1989 to 1995.

     Robert Blattberg has been a Director since December 1993. Since September 1991, Dr. Blattberg has been a Polk Brothers Distinguished Professor of Retailing and Director of The Center for Retail Management at the J. L. Kellogg Graduate School of Northwestern University. He is also a director of First Tennessee National Bank, and is a partner in Blattberg, Chaney and Associates, a consulting firm that provides services to several leading retailers primarily in the supermarket and retail drug store industries. Dr. Blattberg is a member of the Audit Committee and the Governance Committee.

     Bart A. Brown, Jr. has been a Director since May 1996. Mr. Brown is currently President and Chief Executive Officer of Main Street and Main, Incorporated. From June 1994 to October 1996, he was Chairman of the Board of Spreckels Industries, Inc., a manufacturing and processing company, serving as its Chief Executive Officer from June 1994 to May 1995. From August 1995 to April 1996, he was Chairman of the Board and Chief Executive Officer of Color Tile, Inc., a retailer of specialty flooring and wall covering. He led Color Tile, Inc. through a petition for bankruptcy under Chapter 11, the plan for which was filed in January 1996. From June 1990 to August 1995, he was Chairman of the Board of the Circle K Corporation, an operator of convenience stores. Serving as its Chief Executive Officer from June 1991 through July 1993, he successfully led The Circle K Corporation through a restructuring under Chapter 11, the plan for which was confirmed in 1993. He is also a director of Edison Brothers Stores, Inc. and First City Financial Corp. He is a member of the Executive Committee and the Audit Committee.

     William E. Freeman is a co-founder of the Company, and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company. Since 1989, he has been involved in private venture capital financing and has also performed various management consulting assignments, primarily involving the marketing and distribution of consumer products. He is a member of the Compensation Committee.

     James L. Nouss, Jr. became a Director in September 1996. For the past 11 years, he has been a partner at the law firm of Bryan Cave LLP. He is a member of the Audit Committee, the Compensation Committee and the Governance Committee.

Executive Officers

     Listed below are the names, present titles, and ages of all executive officers of the Company except for Mr. Kasen and the positions held by such persons in the last five years. For such information with respect to Mr. Kasen, see "Board of Directors" above. Each executive officer holds office until his successor shall have been elected or appointed or until his death, resignation or removal.

     Frederick Kraegel, 50, has been Senior Vice President and Chief Financial Officer since January 1999, and was interim Chief Financial Officer from November, 1998 until January 1999. Prior to joining the Company, he was President of First North American National Bank, a subsidiary of Circuit City Stores, Inc., and he was Senior Vice President and Chief Financial Officer of Best Products Co., Inc. from March 1991 to December 1996. He also assisted Best Products through a petition in bankruptcy under Chapter 11 which was filed in January 1991. Best Products' plan of reorganization was confirmed in June 1994, and it filed a petition for bankruptcy under Chapter 11 again in September 1996.

     Glen Franchi, 45, has been Executive Vice President and Treasurer of the Company since March 1995. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain or retail department stores.

     Carol Travis, 48, has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994. She has been a Vice President of the Company's operating subsidiary since August 1987.

     Gary Rada, 44, has been Senior Vice President and General Merchandise Manager since January 1998. From 1996 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which in February 1998 filed a voluntary petition for bankruptcy under Chapter 11. Prior to joining Bruno's, he held various management and merchandising positions with Osco Drug Stores, American Drug Stores and Jewel Stores.

     Timothy Gower, 48, has been Vice President, Retail Store Operations since April 1998. Prior to that, from August 1997 to March 1998, he served as Vice President of Store Operations for Zellers Inc., Canada's largest discount store chain. Prior to joining Zellers, he held various store operations positions with Office Max and F&M SuperDrug Stores.

     Robert Krentzman, 50, has been Vice President, Management Information Systems since September 1995. Prior to that, from 1994 to September 1995, he served as Director of Management Information Systems. From 1990 to 1994, he was Director, Management Information Systems, for Reader's Market, a division of Waldenbooks.

     Diana Kanas, 35, has been Vice President and Controller of the Company since January 1999. She has been the Controller of the Company's operating subsidiary since September 1996, and was Assistant Controller from March 1995 until September 1996. Prior to joining the Company, from 1985 to 1995, she held various management and financial positions with U.S. Cellular Corporation and Arthur Andersen LLP.

     Matthew Ellis, 49, has been Senior Vice President, Human Resources since September 1997. From August 1996 to September 1997, he served as Vice President, Human Resources. Prior to that, from 1989 to 1996, he was Vice President, Human Resources of Today's Man, Inc., which in February 1996 filed a voluntary petition for reorganization under Chapter 11.

     Joseph Cabon, 52, has been Vice President, Distribution since April 1995. From December 1993 to January 1995, has was employed as a consultant in retail distribution. From October 1992 through December 1993, he was Vice President, Logistics for One Price Clothing, a specialty retailer. In January 1995, he filed a bankruptcy petition under chapter 7 of the United States Bankruptcy Code, and that same month received a discharge from indebtedness in connection therewith.

Section 16 Reporting

     Section 16(a) of the Exchange Act requires the company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended January 30, 1999 were met, except that J. Bayard Kelly made one late filing with regard to the sale of shares.

ITEM 11.  EXECUTIVE OFFICERS COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation earned by the Company's President and Chief Executive Officer, its former President and Chief Executive Officer and each of the other four most highly compensated officers of the Company and its operating subsidiary (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the twelve-month periods ended January 30, 1999, January 31, 1998 (a 53-week period) and January 31, 1997:

===================================================================================================================================
                                                                  ANNUAL COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                            Year        Salary      Bonus            Comp.              All Other
---------------------------                        ------------  ----------  ---------      --------------      ----------------
                                                                                                Awards            Compensation
                                                                                            --------------      ----------------
                                                                                (1)(2)        Securities
                                                                                 -----
                                                                                              Underlying              (3)
                                                                                                                      ---
                                                                                             Option/Sars
                                                                                                (#)(2)
-----------------------------------------------------------------------------------------------------------------------------------
Stewart M. Kasen(4)..............................          1999    $224,000          -             100,000                37,712
  President and Chief Executive Officer                    1998           -          -              32,500                     -
                                                           1997           -          -              20,080                     -

-----------------------------------------------------------------------------------------------------------------------------------
Charles R. Cumello(5)............................          1999     349,766     45,387                   -                 9,822
  Former President and Chief Executive Officer             1998     300,673          -              50,000                74,582
                                                           1997     277,885     28,000                   -                91,250

-----------------------------------------------------------------------------------------------------------------------------------
Glen J. Franchi..................................          1999     200,000     24,617                   -                10,845
  Executive Vice President and Treasurer                   1998     188,943          -               7,500                 8,633
                                                           1997     157,212      8,000              20,080                 7,508

-----------------------------------------------------------------------------------------------------------------------------------
Gary Rada(6).....................................          1999     210,000     60,000              20,000               101,650
  Senior Vice President, General                           1998           -          -                   -                     -
   Merchandise Manager                                     1997           -          -                   -                     -

-----------------------------------------------------------------------------------------------------------------------------------
Matthew F. Ellis(7)..............................          1999     175,000     20,417                   -                 3,715
  Senior Vice President, Human Resources                   1998     148,558          -               5,000                 2,953
                                                           1997      60,096     10,000              20,080                68,387

-----------------------------------------------------------------------------------------------------------------------------------
Joseph M. Cabon..................................          1999     130,000     10,375                   -                 7,882
  Vice President, Distribution                             1998     128,327          -               5,000                 6,736
                                                           1997     115,481      5,000                   -                 4,208
================================================================================================================================

(1) The amounts shown in the bonus column represent payments under the Company's Management Incentive Plan.

(2) Bonuses are paid and stock options are generally granted after the end of each fiscal year based on performance during such year. Accordingly, bonus payments and option grants are reported in this table for the year to which they relate, instead of the year in which they are paid or granted.

(3) Except as otherwise noted, "All Other Compensation" consists of life insurance and payments to the executive's account pursuant to the Company's Savings Plan, when applicable. Also includes reimbursement of relocation expenses to Mr. Kasen of $28,677 in 1999; Mr. Cumello of $56,415 in 1998 and $77,128 in 1997; Mr. Rada of $100,000 in 1999; and Mr. Ellis of $68,300 in 1997.

(4)  Mr. Kasen was elected President and Chief Executive Officer in May 1998.

(5)  Mr. Cumello resigned in May 1998.

(6)  Mr. Rada joined the Company in January 1998.

(7)  Mr. Ellis joined the Company in August 1996.



Option Grants, Exercises And Holdings

     Twelve-month Period Ended January 30, 1999 Option Grants. The following table sets forth certain information regarding options granted to the Named Executive Officers during the twelve-month period ended January 30, 1999.

                     Option Grants In Current Fiscal Year

=================================================================================================================
                                                  Individual Grants
-----------------------------------------------------------------------------------------------------------------
                          Number Of          Percentage Of    Exercise   Expiration    Potential Realizable
                          Securities             Total         Price        Date       Value Of Assumed
                                                                         ----------
                          Underlying        Options Granted   ($/Share)
                                                              ---------
                           Options           To Employees                              Annual Rates Of Stock
                           Granted          In Fiscal Year                             Price Appreciation For
                            (#)(1)                                                         Option Terms
-----------------------------------------------------------------------------------------------------------------
                                                                                       5%($)(2)     10%($)(2)
-----------------------------------------------------------------------------------------------------------------
Stewart M. Kasen......         100,000                   70%     $6.88      7/31/08        $167,169      $673,714
-----------------------------------------------------------------------------------------------------------------
Charles R. Cumello....               -                    -          -            -               -             -
-----------------------------------------------------------------------------------------------------------------
Glen J. Franchi.......               -                    -          -            -               -             -
-----------------------------------------------------------------------------------------------------------------
Gary Rada.............               -                    -          -            -               -             -
-----------------------------------------------------------------------------------------------------------------
Matthew F. Ellis......               -                    -          -            -               -             -
-----------------------------------------------------------------------------------------------------------------
Joseph M. Cabon.......               -                    -          -            -               -             -
=================================================================================================================

(1) All options are incentive stock options, expire 10 years from the date of grant and vest at the rate of 25% per year beginning one year from grant date.

(2) The potential realizable value portion of the foregoing table illustrates the gain that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the option. The fair value of the Common Stock at the date of grant of these options was determined to be $6.88 per share. Actual gains, if any, on the stock option exercises are dependent on the future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

     Twelve-month Period Ended January 30, 1999 Option Exercises And Holdings. The following table sets forth certain information regarding options held at January 30, 1999. No named executive officer exercised any options during this period.

     Aggregate Options Exercised In Last Fiscal Year And Fiscal Year-end
                                 Option Values

=========================================================================================================================
             Name                                Number Of                          Value Of
             ----                                Securities                         Unexercised
                                                 Underlying                        In-the Money
                                                 Unexercised                        Options At
                                                 Options At                         1/30/99($)(1)
                                                                                    -------------
                                                 1/30/99 (#)
                                               --------------------------------------------------------------------------

                                                 Exercisable      Unexerciseable    Exercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Stewart Kasen................................           30,913            121,667              -                    -
-------------------------------------------------------------------------------------------------------------------------
Charles R. Cumello...........................                -                  -              -                    -
-------------------------------------------------------------------------------------------------------------------------
Gary Rada....................................            5,000             15,000              -                    -
-------------------------------------------------------------------------------------------------------------------------
Glen J. Franchi..............................           64,123             15,665              -                    -
-------------------------------------------------------------------------------------------------------------------------
Matthew F. Ellis.............................            6,270             13,790              -                    -
-------------------------------------------------------------------------------------------------------------------------
Joseph M. Cabon..............................           16,310              8,770              -                    -
=========================================================================================================================

___________________

(1) Represents the difference between the per share exercise price and the closing price of the Common Stock on January 30, 1999 ($ 1.625).


Employee Benefit Programs

     The Company believes that fostering an ownership culture encourages superior performance by the Company's management and key store employees. To that end, the Company has adopted a program to provide to officers, employees, consultants, sponsors and directors of the Company equity incentives that are designed to create such an ownership culture and to encourage these officers, employees and directors to remain with Company. The components of such program are as follows:

     1996 Employee Stock Purchase Plan. The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders in November 1996. The Purchase Plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors. Not more than 1,000,000 shares of Common Stock shall be made available for purchase under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and is designed to be implemented through consecutive calendar quarter offering periods during its term. Under the Purchase Plan, any employee who is employed by the Company for at least 20 hours per week and more than five months in any calendar year, and who has worked for the Company for at least 1,000 hours as of the first day of the offering period, is eligible to participate in the Purchase Plan; however, such 1,000 hour requirement does not apply to any employee employed on the date of the Company's initial public offering in December 1996. An eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of compensation (including all base straight time, gross earnings, overtime and shift premiums, sales commissions, incentive compensation and bonuses, but excluding other compensation) at a price per share equal to 90% of the fair market value (as defined in the Purchase Plan) of the Common Stock as of the last day of any offering period. For each employee, the aggregate total of all payroll deductions accumulated under the

Purchase Plan during any offering period may not exceed $5,500. Each offering period begins on the first trading day after the end of the preceding offering period and continues until the last trading day of that calendar quarter. An eligible employee may withdraw from the Purchase Plan by providing written notice of the withdrawal to the Company. Upon written notice of withdrawal, or whenever an employee ceases to meet the eligibility requirements for the Purchase Plan, the employee's credited payroll deductions and other payments that have not been used to exercise options under the Purchase Plan will be paid to the employee at the end of the offering period. An employee's withdrawal from the Purchase Plan will not affect the employee's eligibility to participate in the Purchase Plan in subsequent offering periods. The Purchase Plan may be amended or terminated by the Board of Directors, provided that approval of stockholders will be obtained to the extent that applicable law (including, without limitation, the Securities Exchange Act of 1934, as amended, and the
Code) so requires.

     1989 Stock Option Plan. The Company's 1989 Stock Option Plan (the "1989 Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in July 1989 and has been amended from time to time solely to reserve additional shares for future awards. At May 25, 1999, a total of 139,357 shares of Common Stock were reserved for future issuance under the 1989 Option Plan. The 1989 Option Plan is administered by the Compensation Committee. Under the 1989 Option Plan, options may be granted to employees, consultants and directors. Only employees may receive incentive stock options, which are intended to qualify for certain favorable tax treatment. The exercise price of incentive stock options under the 1989 Option Plan must equal the fair market value (as defined in the 1989 Option Plan) of the Common Stock on the date of grant. Options granted under the 1989 Option Plan generally vest on an annual basis over three or four years, and must be exercised within ten years. The 1989 Option Plan will terminate in July 1999.

     Incentive Savings Plan. The Company has in effect an Incentive Savings Plan (the "Savings Plan"), which is a tax-qualified defined contribution plan for employees meeting certain eligibility requirements. The Savings Plan permits employees to elect to contribute up to 13% of their compensation to the Savings Plan. The Company makes a matching contribution of one-third of the participant's before-tax contribution for each calendar year, up to the lesser of 6% of such participant's compensation for such calendar year, or the statutory maximum (adjusted annually). Participant's contributions, as well as the Company's matching contributions, to the Incentive Savings Plan vest immediately. Benefits are generally distributed after termination of employment in the form of a lump sum.


Director Compensation

     Pursuant to the Company's 1997 Outside Director Stock Option Plan approved by the stockholders in November 1997, directors who are not officers, employees or consultants of the Company may be granted options for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in the 1997 Outside Director Stock Option Plan is 250,000, subject to certain adjustments. The Company granted 160,000 options in November 1997 to eligible directors which become exercisable at the rate of 8.33% per quarter through November 2000. Directors who are not officers, employees or consultants of the Company are reimbursed for travel to each Board of Directors meeting at which they are present as well as their reasonable expenses in connection with the performance of their duties. In addition, effective January 31, 1999, each director will receive an annual retainer of $20,000, payable quarterly, plus $500 for each Board or Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Of Common Stock

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 5, 1999 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each of the Directors and the chief executive officer and other named executive officers and
(iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Company's Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").



                                                         Number      Percentage
                                                       Of Shares      Of Shares
                                                      Beneficially  Beneficially
Name Of Beneficial Holder                                Owned          Owned
-------------------------                             ------------  -------------
Garlen Investments Limited(1).......................     1,131,708          15.2%
  c/o Jarir Investments
  Post Office Box 3196, Riyadh 11471, Saudi Arabia

Allstate Insurance Company(2).......................       873,356          11.7%
  3075 Sanders Road/Allstate Plaza
  Northbrook, IL  60062

Wellington Management Company, LLP(3)...............       575,700           7.7%
   75 State Street
   Boston, Massachusetts 02109

Ronald L. Chez(4)...................................       425,600           5.7%
   c/o Schuyler, Roche & Zwirner
   130 East Randolph Street
   Chicago, Illinois 60601

Stewart M. Kasen(5).................................       103,621           1.3%
J. Bayard Kelly(6)..................................        98,292           1.6%
Robert C. Blattberg(7)..............................        34,612             *
Bart A. Brown, Jr.(7)...............................        28,412             *
William E. Freeman(8)...............................       272,182           3.6%
James L. Nouss, Jr.(7)..............................        28,412             *
Glen J. Franchi(9)..................................        66,225             *
Matthew F. Ellis(10)................................         7,715             *
All directors and executive officers
   as a group (15 persons)(11)......................       700,295           9.3%

__________________
*  Less than 1%.

(1) Garlen Investments Limited is beneficially owned by Mandataria Fiduciary Limited, as trustee of a trust for the benefit of Muhammad Abdul Rahman Al-Agil, Nasser Abdul Rahman Al-Agil, Abdullah Abdul Rahman Al-Agil, Abdulkarim Abdul Rahman Al-Agil and Abdulsalam Abdul Rahman Al-Agil.

(2) Allstate Insurance Company is the beneficial owner of 873,356 shares of the Common Stock which are held by the following owners of record: Allstate Insurance Company - 560,552, Allstate Life Insurance Company - 225,498, Continental Trust Company as Trustee for the Allstate Retirement Plan - 49,878 and Continental Trust Company as Trustee for the Agents Pension Plan
     - 37,428.

(3) Based on Amendment No. 1 to the Schedule 13G filed with the SEC on December 31, 1998.

(4) Based on Amendment No. 2 to the Schedule 13D filed with the SEC on January 10, 1999.

(5) Includes options to purchase 33,621 shares which are exercisable within 60 days of March 5, 1999.

(6) Includes options to purchase 39,269 shares which are exercisable within 60 days of March 5, 1999. All of the Common Stock and options to purchase Common Stock are held in the Revocable Living Trust for J. Bayard Kelly, of which Mr. Kelly is the beneficial owner.

(7) Includes options to purchase 28,412 shares which are exercisable within 60 days of March 5, 1999.

(8) Includes options to purchase 148,892 shares which are exercisable within 60 days of March 9, 1999.

(9) Includes options to purchase 64,123 shares which are exercisable within 60 days of March 5, 1999.

(10) Includes options to purchase 6,270 shares which are exercisable within 60 days of March 5, 1999.

(11) Includes options to purchase 452,723 shares which are exercisable within 60 days of March 5, 1999.


ITEM 13.  CERTAIN TRANSACTIONS

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

     In the twelve-month period ended January 30, 1999, the Compensation Committee of the Company was comprised of William E. Freeman and former Director, Richard A. Doppelt. Mr. Freeman served as Chairman of the Board of Directors until April 1997 and as Chief Executive Officer of the Company until September 1996.

Separation Agreement

     The Company and Mr. Charles R. Cumello have entered into a Separation Agreement (the "Separation Agreement") confirming his resignation as of May 22, 1998 as President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, Mr. Cumello is entitled to a bi-weekly payment equal to $12,308 each regular bi-weekly payment payroll due during the 12-calendar month period beginning on June 1, 1998. Mr. Cumello is also entitled to receive a performance-based bonus for the fiscal year ending January 30, 1999 to the extent the Company achieves the performance targets previously established by the Company's Management Incentive Plan for such fiscal year.

Signature


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 1999.


                                   FACTORY CARD OUTLET CORP.


                                   By:    /s/  Frederick G. Kraegel
                                          -----------------------------
                                          Frederick G. Kraegel
                                          Senior Vice President and
                                            Chief Financial Officer