Form 10-Q
period 1999-05-01
FACTORY CARD OUTLET CORP
filed 1999-06-11
CIK 1024441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


         |X| QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended May 1, 1999

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares of the Registrant's Common Stock outstanding as of June 4, 1999 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                       For the Quarter Ended May 1, 1999
                                     Index

                                                                                                    Page
Part I      Financial Information

Item 1      Financial Statements (unaudited):

            Consolidated Balance Sheets as of May 1, 1999 and January 30, 1999                         3

            Consolidated Statements of Operations for the three fiscal months
             ended May 1, 1999 and May 2, 1998                                                         4

            Consolidated Statements of Cash Flows for the three fiscal months
             ended May 1, 1999 and May 2, 1998                                                         5

            Notes to Consolidated Financial Statements                                               6-8

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                              9-12

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                12

Part II     Other Information                                                                         13

            Signatures                                                                                15

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
        (Dollar amounts in thousands, except share and per share data)

                                                                                            May 1,                    January 30,
                                                                                             1999                        1999
                                                                                   ----------------------       --------------------
                                      ASSETS                                               (Unaudited)
Current assets
   Cash                                                                              $              1,282         $           3,597
   Merchandise inventories                                                                         52,066                    61,658
   Refundable income taxes                                                                            747                       747
   Prepaid expenses and other                                                                       1,439                       980
                                                                                   ----------------------       -------------------
       Total current assets                                                                        55,534                    66,982

Fixed assets, net                                                                                  33,817                    39,585
Other assets                                                                                        1,151                     1,004
                                                                                   ----------------------       -------------------

       Total assets                                                                  $             90,502         $         107,571
                                                                                   ======================       ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
  Current liabilities:
     Accounts payable                                                                $              3,142         $          33,089
     Current maturities of long-term obligations                                                        -                     2,161
     Accrued expenses                                                                               5,302                     8,755
                                                                                   ----------------------       -------------------

       Total current liabilities                                                                    8,444                    44,005
                                                                                   ----------------------       -------------------

  Noncurrent liabilities:
     Revolving credit note payable                                                                 19,414                    20,653
     Long-term obligations                                                                              -                     1,670
     Term loan, net of discount                                                                         -                     9,669
     Deferred rent liabilities                                                                      6,731                     7,396
                                                                                   ----------------------       -------------------

      Total  noncurrent liabilities                                                                26,145                    39,388
                                                                                   ----------------------       -------------------

Liabilities subject to compromise                                                                  47,809                         -
                                                                                   ----------------------       -------------------

Stockholders' equity:
   Common stock - $.01 par value at May 1, 1999 and January 30, 1999.
      Voting class - authorized 15,000,000 shares; 7,503,098 shares issued and outstanding at May 1, 1999 and January 30, 1999, respectively.
      Non-voting class - authorized 205,000 shares, no shares issued or                                75                        75
       outstanding.

   Additional paid-in capital                                                                      52,035                    52,021
   Retained earnings (deficit)                                                                    (44,006)                  (27,918)
                                                                                   ----------------------       -------------------

      Total stockholders' equity                                                                    8,104                    24,178
                                                                                   ----------------------       -------------------

      Total liabilities and stockholders' equity                                     $             90,502         $         107,571
                                                                                   ======================       ===================

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
        (Dollar amounts in thousands, except share and per share data)

                                                                                    Three fiscal months ended
                                                                          ----------------------------------------------
                                                                                  May 1,                     May 2,
                                                                                  1999                       1998
                                                                          -------------------        -------------------
                                                                                             (Unaudited)
Net sales                                                                 $            52,533        $            49,862
Cost of sales                                                                          28,120                     24,387
                                                                          -------------------        -------------------
   Gross profit                                                                        24,413                     25,475
Selling, general and administrative expenses                                           25,768                     23,747
Interest expense                                                                          894                        781
                                                                          -------------------        -------------------

   (Loss) income before reorganization items, income taxes,
      and extraordinary item                                                           (2,249)                       947
Reorganization items, net                                                              12,547                          -
                                                                          -------------------        -------------------
   (Loss) income before income taxes and extraordinary item                           (14,796)                       947
Income taxes                                                                                -                        379
                                                                          -------------------        -------------------
   (Loss) income before extraordinary item                                            (14,796)                       568
Extraordinary item-loss on early retirement of debt                                     1,292                          -
                                                                          -------------------        -------------------
   Net (loss) income                                                      $           (16,088)       $               568
                                                                          ===================        ===================

(Loss) earnings per share -
   Basic                                                                  $             (2.14)       $               .08
                                                                          ===================        ===================
   Diluted                                                                $             (2.14)       $               .07
                                                                          ===================        ===================

Weighted average shares outstanding -
   Basic                                                                            7,503,098                  7,354,386
                                                                          ===================        ===================
   Diluted                                                                          7,503,098                  8,096,974
                                                                          ===================        ===================

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                                   Three fiscal months ended
                                                                                  -----------------------------
                                                                                      May 1,          May 2,
                                                                                       1999            1998
                                                                                  -------------    ------------
                                                                                            (Unaudited)
  Cash flows from operating activities:
     Net (loss) income                                                            $     (16,088)   $        568
     Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of fixed assets                                        1,975           1,612
     Amortization of deferred finance cost and debt discount                                166               -
     Other                                                                                   20             142
     Reorganization items, net                                                           12,547               -
     Extraordinary loss on early retirement of debt                                       1,292               -
     Change in assets and liabilities:
        (Increase) decrease in assets:
           Receivables                                                                       16            (825)
           Merchandise inventories                                                        5,650          (6,185)
           Prepaid expenses                                                                (833)            192
           Other assets                                                                  (1,049)           (116)
        Increase (decrease) in liabilities:
           Accounts payable                                                             (29,947)          3,434
           Accrued expenses                                                              (4,081)         (1,230)
           Deferred rent liabilities                                                        167             593
           Liabilities subject to compromise                                             40,046               -
           Income taxes payable                                                               -             379
                                                                                  -------------    ------------

  Net cash (used in) provided by operating activities                                     9,881          (1,436)
                                                                                  -------------    ------------

  Net cash (used in) investing activities - purchase of fixed assets, net                  (324)         (3,366)
                                                                                  -------------    ------------

  Cash flows from financing activities:

     Borrowings under revolving credit note                                              68,630          24,638
     Repayment of borrowings under revolving credit note                                (80,395)        (19,370)
     Payment of long-term obligations                                                      (107)           (442)
     Proceeds from exercise of employee stock options                                         -             110
                                                                                  -------------    ------------

Net cash (used in) provided by financing activities                                     (11,872)          4,936
                                                                                  -------------    ------------

Net (decrease) increase in cash                                                          (2,315)            134
Cash at beginning of period                                                               3,597              30
                                                                                  -------------    ------------
Cash at end of period                                                             $       1,282    $        164
                                                                                  =============    ============
Supplemental cash flow information:
  Interest paid                                                                   $       1,056    $        737
  Income taxes paid (received)                                                                -            (205)

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
        (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)

(1)  Organization and Basis of Presentation

          The consolidated unaudited financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"). The Company is a chain of company-owned superstores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

          The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 23, 1999 (the "petition date") under case numbers 99-685(JJF) and 99-686(JJF) (the "Chapter 11 Cases"). The Company is currently operating its business as a debtor in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the three fiscal months ended May 1, 1999. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

          The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on July 21, 1999. The Company has the right to request that the Bankruptcy Court grant an extension of the exclusive period. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period and the exclusive period is not extended, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company is in the process of developing a plan of reorganization for submission to the Bankruptcy Court.

(2)  Debtor in Possession Facility

          Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $50,000 (including $5,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of .75% over prime or, at the Company's option, 3.75% over the London Interbank Offered Rate. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

          Proceeds from the Loan Agreement were used in March 1999 to repay all borrowings under the Company's previous revolving credit agreement and term loan. As a result, the Company recognized an extraordinary loss of $1,292 associated with the early retirement of the Company's previous revolving credit agreement and term loan.

(3)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three fiscal month periods ended May 1, 1999 and May 2, 1998 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

(4)  Liabilities Subject to Compromise

          Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding for accounts payable, amounts accrued for rejected leases, other accrued expenses and obligations under capital leases. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims or other events. The terms for the satisfaction of these claims will be established in connection with the Chapter 11 Cases.

          The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, employee benefits and reimbursement of employee business expenses, costs to transport merchandise, sales and use taxes and insurance.

(5)  Reorganization Items

          In April, 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that are in markets the Company does not intend to continue to operate in or are underperforming or unprofitable. During the three fiscal months ended May 1, 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $11,365. This provision included the write-down of fixed assets, estimated lease rejection claims and the estimated loss on the disposition of merchandise inventory.

          In addition to the provision for the store closing, reorganization costs for professional fees and other costs related to the Company's reorganization were recorded in the three fiscal months ended May 1, 1999 of $1,182.

(6)  Income Taxes

          In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at May 1, 1999 and January 30, 1999.

(7)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants.

     The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                                                Income                          Per
                                                                                (loss)           Shares         share
                                                                                ------------    ---------    ---------
     For the three fiscal months ended May 1, 1999 -
     (Loss) earnings per share - basic and diluted:
     ----------------------------------------------
     Net income available to common stockholders                                 $  (16,088)    7,503,098    $  (2.14)
                                                                                 ===========    =========    =========

     For the three fiscal months ended May 2, 1998 -
     Earnings per share - basic:
     ---------------------------
         Net income                                                              $      568     7,354,386    $    .08
     Effect of dilutive securities
         Stock options                                                                            666,384
         Warrants                                                                                  76,204
                                                                                                ---------
     Earnings per share - diluted:
     -----------------------------
     Net income available to common stockholders and assumed conversions         $      568     8,096,974    $    .07
                                                                                 ===========    =========    =========

          For the quarter ended May 2, 1998, 3,500 options to purchase common stock outstanding during the period presented above was not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares. For the quarter ended May 1, 1999, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

          During the quarter ended May 2, 1998, 45,172 shares were issued upon the exercise of stock options.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS    (Dollar amounts in thousands)

     Certain statements in the following discussion and analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession. All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with its chapter 11 proceedings are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formation of an acceptable reorganization plan and the bankruptcy court approval of the reorganization plan.

     In general, the results, performance or achievements of the Company and its stores and the value of the Company's common stock are dependent upon a number of factors including, without limitation, the following: effects resulting from the commencement and completion of the chapter 11 proceedings; ability to meet sales plans; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; ability to complete corrective action necessary to address Year 2000 issues; the continued listing of the Company's common stock on the NASDAQ National Market; and other factors both referenced and not referenced in this Form 10-Q. When used in this Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," " intend," "believe," and similar expressions are intended to identify forward-looking statements.

     On May 6, 1999, the Company announced that it received affirmation that NASDAQ's staff had determined to delist the Company's common stock from the NASDAQ National Market. NASDAQ said the determination was based on the potential impact of the Company's pending Chapter 11 Cases on the Company's shareholders. The Company has requested a delisting hearing before NASDAQ's Listing Qualifications Panel. The hearing is scheduled for July 1, 1999. The Company's common stock will continue to be listed on the NASDAQ's National Market, although trading continues to be halted until the hearing process is completed.

     The Company is a chain of company-owned superstores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of June 1, 1999 the Company operated 209 stores in 23 states but is currently conducting closing sales at 27 of these stores. The Company currently does not plan to open any additional stores in 1999.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                                          Three fiscal months ended
                                                                                 --------------------------------------
                                                                                       May 1,                May 2,
                                                                                       1999                  1998
                                                                                 -----------------       --------------
Net sales                                                                                    100.0%               100.0%
Cost of sales                                                                                 53.5                 48.9
                                                                                 -----------------       --------------
   Gross profit                                                                               46.5                 51.1
Selling, general and administrative expenses                                                  49.1                 47.6
Interest expense                                                                               1.7                  1.6
                                                                                 -----------------       --------------
   (Loss) income before reorganization items, income taxes and extraordinary item             (4.3)                 1.9
Reorganization items, net                                                                     23.9                    -
                                                                                 -----------------       --------------
   (Loss) income before income taxes and extraordinary item                                  (28.2)                 1.9
Income taxes                                                                                     -                  0.8
                                                                                 -----------------       --------------
   (Loss) income before extraordinary item                                                   (28.2)                 1.1
Extraordinary item-loss on early retirement of debt                                            2.4                    -
                                                                                 -----------------       --------------
   Net (loss) income                                                                         (30.6%)                1.1%
                                                                                 =================       ==============
Number of stores open at end of period                                                         209                  193

Three Fiscal Months Ended May 1, 1999 and May 2, 1998

     Net Sales. Net sales increased $2,671, or 5.4%, to $52,533 for the three fiscal month period ended May 1, 1999 from $49,862 for the three fiscal month period ended May 2, 1998. The increase resulted from a net sales increase of $3,898 from stores not included in the comparable store base offset by a comparable store sales decrease of $1,227, or 2.6%. Sales were impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $1,062, or 4.2%, to $24,413 for the three fiscal month period ended May 1, 1999 from $25,475 for the three fiscal month period ended May 2,1998. As a percentage of net sales, gross profit was 46.5% for the three fiscal month period ended May 1, 1999 compared to 51.1% in the same period in the prior year. Gross profit as a percentage of net sales decreased primarily as a result of higher vendor promotional program monies recorded in the three fiscal months ended May 2, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. For reporting, store occupancy expenses are now classified as selling, general and administrative expenses rather than cost of sales. The comparative information has been restated to reflect this classification. Selling, general and administrative expenses increased $2,021, or 8.5%, to $25,768 for the three fiscal month period ended May 1, 1999 from $23,747 for the three fiscal month period ended May 2, 1998. Approximately $1,833 of this increase resulted from the operation of 17 new superstores and additional advertising circulars issued during the quarter. As a percentage of net sales, selling, general and administrative expenses increased to 49.1% in the three fiscal month period ended May 1, 1999 from 47.6% in the three fiscal month period ended May 2, 1998.

     Interest Expense. Interest expense was $894 in the three fiscal month period ended May 1, 1999 compared to $781 in the three fiscal month period ended May 2, 1998. This increase resulted from a higher effective interest rate on borrowings.

     Reorganization Items, net. The Company has recognized $12,547 of reorganization items, net consisting of a provision for the writedown of fixed assets, estimated lease rejection claims and the estimated loss on the disposition of merchandise inventory related to 27 store closings, professional fees, and other costs related to the reorganization of the Company.

     Income Taxes. The Company's effective income tax rate was 40% during the three fiscal month period ended May 2, 1998. Management believes that it is more likely than not that deferred tax assets created by losses and the extraordinary loss on the early retirement of debt during the three fiscal month period ended May 1, 1999 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the three fiscal month period ended May 1, 1999 was zero.

     Extraordinary Item. During March 1999, the Company refinanced all borrowings under the Company's previous revolving credit agreement and term loan. Unamortized financing costs and the remaining debt discount, along with early termination fees, associated with the retired debt were expensed creating an extraordinary item of $1,292.

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

     Incremental costs directly related to Year 2000 issues which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services, are estimated to be in the range of $900 to $1,100, of which approximately $800 has been spent through May 1, 1999. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers or other third parties.

     Due to some uncertainty inherent in the Year 2000 issue, including uncertainty regarding the readiness of suppliers, the Company cannot yet complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However, the Company is currently developing contingency plans for Year 2000 related interruptions. The process will include, but not be limited to, developing emergency backup and recovery procedures, manual processes, alternative systems and work around procedures, identifying alternative suppliers and developing alternative plans to engage in business activities with suppliers should they not be Year 2000 compliant. Contingency plans for highly critical systems will be established by July 31, 1999 and will be reviewed continually up through the date change to Year 2000.

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

     As a debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary prepetition obligations associated with the daily operation of its business, including employee wages and other obligations. As permitted under the Bankruptcy Code, the Company has received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 27 stores which began in April 1999. The Company has not completed its review of all of its prepetition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

     The Company is a party to a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated as of March 23, 1999 which was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of the confirmation of a plan of reorganization in the Chapter 11 Cases or March 23, 2001. The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50,000 outstanding at any one time, including a sublimit of $5,000 for the issuance of letters of credit. The Company intends to use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes.

     The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtness.

     As of May 1, 1999, the company had $19,414 of borrowings outstanding under the Loan Agreement and had utilized approximately $1,558 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

     At May 1, 1999 and May 2, 1998, the Company's working capital was $47,090 and $22,977, respectively. Net cash provided by operations for the three fiscal month period ended May 1, 1999 was $9,881 compared to $1,436 net cash used for the three fiscal month period ended May 2, 1998. During the three fiscal month period ended May 1, 1999, $5,650 of cash from operations was provided by a reduction in the inventory levels compared to the three fiscal month period ended May 2, 1998 in which $6,185 of cash from operations was used to increase inventory levels to support new and existing stores.

     Net cash used in investing activities during the three fiscal month period ended May 1, 1999 and May 2, 1998 was $324 and $3,366, respectively. During the three fiscal month period ended May 2, 1998, net cash used in investing activities was primarily for capital expenditures for new superstores and equipment for the new distribution center.

     Net cash used in financing activities during the three fiscal month period ended May 1, 1999 was $11,872 compared to $4,936 of net cash provided by financing activities during the three fiscal months ended May 2, 1998. At May 1, 1999, the outstanding balance under the Loan Agreement was $19,414. At May 2, 1998, the outstanding balance under the Company's previous revolving credit agreement and term loan was $34,968. During March 1999, the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

     The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represent a significant portion of the Company's outstanding debt, is variable based on the prime rate or, at the Company's option, the London Interbank Offered Rate.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company commenced the Chapter 11 Cases on March 23, 1999. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of
the Company's Annual Report on Form   10-K under the caption "Proceedings under
Chapter 11 of the Bankruptcy Code": and in Note 1 of the Notes to Consolidated financial Statements contained herein. Such information is incorporated herein by reference. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the net assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's stockholders would be substantially (if not completely) diluted. It is not possible at this time to predict the actual recovery, if any, to which creditors and stockholders may be entitled.

     Several claims and cases have been filed by creditors of the Company relating to unpaid amounts due to such creditors. Payment of these amounts are now stayed in the Chapter 11 Cases. The Company is also from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and reports of Form 8-K

        (a) Exhibits.

              10.15   Executive Severance Pay Plan.

              27.1    Financial Data Schedule.

        (b) The following reports were filed on Form 8-K since January 30, 1999.

              Current Report on Form 8-K on April 30, 1999 to report the Debtor in Possession Loan and Security Agreement dated March 23, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FACTORY CARD OUTLET CORP.

Dated:  June 10, 1999    By:   /s/ Stewart M. Kasen
                             ---------------------------------------
                                   Stewart M. Kasen
                                   Chairman of the Board,
                                   President and Chief Executive Officer


Dated:  June 10, 1999    By:   /s/ Frederick G. Kraegel
                             ---------------------------------------
                                   Frederick G. Kraegel
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)


Dated:  June 10, 1999    By:   /s/ Diana B. Kanas
                             ---------------------------------------
                                   Diana B. Kanas
                                   Vice President and Controller
                                   (principal accounting officer)