Form 10-Q
period 1999-07-31
FACTORY CARD OUTLET CORP
filed 1999-09-14
CIK 1024441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


         |X| QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 31, 1999

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares of the Registrant's Common Stock outstanding as of September 3, 1999 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                      For the Quarter Ended July 31, 1999
                                     Index


                                                                                                     Page
Part I      Financial Information

Item 1      Financial Statements (unaudited):

            Consolidated Balance Sheets as of July 31, 1999 and January 30, 1999                       3

            Consolidated Statements of Operations for the three fiscal months and six fiscal
              months ended July 31, 1999 and August 1, 1998                                            4

            Consolidated Statements of Cash Flows for the six fiscal months
              ended July 31, 1999 and August 1, 1998                                                   5

            Notes to Consolidated Financial Statements                                                6-8

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              9-14

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                15

Part II     Other Information                                                                         15

            Signatures                                                                                16

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

              (Dollar amounts in thousands, except per share data)

                                                                                          July 31,               January 30,
                                                                                            1999                    1999
                                                                                  ---------------------    --------------------
ASSETS                                                                                  (Unaudited)
Current assets
   Cash                                                                             $             1,360      $            3,597
   Merchandise inventories                                                                       51,826                  61,658
   Refundable income taxes                                                                          460                     747
   Prepaid expenses and other                                                                     1,106                     980
                                                                                  ---------------------    --------------------
       Total current assets                                                                      54,752                  66,982

Fixed assets, net                                                                                33,387                  39,585
Other assets                                                                                        903                   1,004
                                                                                  ---------------------    --------------------

       Total assets                                                                 $            89,042      $          107,571
                                                                                  =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
  Current liabilities:
     Accounts payable                                                               $             5,889      $           33,089
     Current maturities of long-term obligations                                                      -                   2,161
     Accrued expenses                                                                             8,853                   8,755
                                                                                  ---------------------    --------------------

       Total current liabilities                                                                 14,742                  44,005
                                                                                  ---------------------    --------------------

  Noncurrent liabilities:
     Revolving credit note payable                                                               13,903                  20,653
     Long-term obligations                                                                            -                   1,670
     Term loan, net of discount                                                                       -                   9,669
     Deferred rent liabilities                                                                    6,773                   7,396
                                                                                  ---------------------    --------------------

      Total  noncurrent liabilities                                                              20,676                  39,388
                                                                                  ---------------------    --------------------

Liabilities subject to compromise                                                                47,275                       -
                                                                                  ---------------------    --------------------

Stockholders' equity:
   Common stock - $.01 par value at July 31, 1999 and January 30, 1999.
     Voting class - authorized  15,000,000 shares; 7,503,098 shares issued and outstanding at July 31, 1999 and January 30, 1999, respectively.
     Non-voting class - authorized 205,000 shares, no shares issued or                               75                      75
     outstanding.
   Additional paid-in capital                                                                    52,040                  52,021
   Retained earnings (deficit)                                                                  (45,766)                (27,918)
                                                                                  ---------------------    --------------------

      Total stockholders' equity                                                                  6,349                  24,178
                                                                                  ---------------------    --------------------

      Total liabilities and stockholders' equity                                    $            89,042      $          107,571
                                                                                  =====================    ====================

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
             (Dollar amounts in thousands, except per share data)


                                            Three fiscal months ended                      Six fiscal months ended
                                     ------------------------------------------    -----------------------------------------
                                            July 31,            August 1,                July 31,            August 1,
                                              1999                 1998                    1999                 1998
                                     ------------------------------------------    -----------------------------------------
                                                    (Unaudited)                                  (Unaudited)
Net sales                             $          52,234      $          54,749      $         104,767      $         104,611
Cost of sales                                    26,421                 27,994                 54,541                 52,381
                                      -------------------    -------------------    -------------------    -------------------
   Gross profit                                  25,813                 26,755                 50,226                 52,230
Selling, general and administrative expenses     24,982                 27,168                 50,750                 50,915
Interest expense                                    582                    913                  1,476                  1,694
                                      -------------------    -------------------    -------------------    -------------------
   (Loss) income before reorganization items,
      income taxes and extraordinary item           249                 (1,326)                (2,000)                  (379)
Reorganization items, net                         2,009                      -                 14,556                      -
                                      -------------------    -------------------    -------------------    -------------------
   Loss before income taxes and
       extraordinary item                        (1,760)                (1,326)               (16,556)                  (379)
Income taxes (benefit)                                -                   (530)                     -                   (151)
                                      -------------------    -------------------    -------------------    -------------------
   Loss before extraordinary item                (1,760)                  (796)               (16,556)                  (228)
Extraordinary item-loss on early retirement
     of debt                                          -                      -                  1,292                      -
                                      -------------------    -------------------    -------------------    -------------------
   Net loss                           $          (1,760)     $            (796)     $         (17,848)     $            (228)
                                      ===================    ===================    ===================    ===================



Loss per share -
   Basic/diluted                      $           (0.23)      $          (0.11)     $           (2.38)     $           (0.03)
                                      ===================    ===================    ===================    ===================


Weighted average shares outstanding -
   Basic/diluted                              7,503,098              7,385,196              7,503,098              7,369,791
                                      ===================    ===================    ===================    ===================



See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                                                Six fiscal months ended
                                                                                      ------------------------------------------
                                                                                            July 31,            August 1,
                                                                                              1999                1998
                                                                                      -----------------------------------------
                                                                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                                                 $         (17,848)      $   (228)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization of fixed assets                                                     3,839          3,492
     Amortization of deferred financing costs and debt discount                                          401            132
     Reorganization items, net                                                                        13,590             -
     Extraordinary loss on early retirement of debt                                                    1,292             -
     Other                                                                                                30            866
     Changes in assets and liabilities:
       (Increase) decrease in assets:
         Refundable income taxes                                                                         292           (131)
         Merchandise inventories                                                                       5,889        (16,296)
         Prepaid expenses and other assets                                                            (1,165)        (1,234)
        Increase (decrease) in liabilities:
         Accounts payable                                                                            (27,200)        11,337
         Accrued expenses                                                                             (3,485)          (313)
         Deferred rent liabilities                                                                       271          1,277
         Liabilities subject to compromise                                                            40,198              -
                                                                                                --------------  -------------

  Net cash provided by (used in) operating activities                                                 16,104         (1,098)
                                                                                               ----------------  -------------

  Net cash used in investing activities - purchase of fixed assets, net                                 (957)        (6,030)
                                                                                               ----------------  --------------
  Cash flows from financing activities:

    Borrowings under revolving credit notes and term loan                                            125,977         57,158
    Repayment of borrowings under revolving credit notes and term loan                              (143,253)       (49,083)
    Payment of long-term obligations                                                                    (108)          (894)
    Proceeds from exercise of employee stock options                                                      -             138
                                                                                               ---------------   -------------

  Net cash (used in) provided by financing activities                                                (17,384)         7,319
                                                                                               ---------------   --------------
  Net (decrease) increase in cash                                                                     (2,237)           191
  Cash at beginning of period                                                                          3,597             30
                                                                                               ----------------  --------------

  Cash at end of period                                                                       $        1,360     $      221
                                                                                              ================= ================


  Supplemental cash flow information:
   Interest paid                                                                              $        1,519     $    2,345
   Income taxes paid (refunded)                                                                         (292)            93


See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

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

          The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") on March 23, 1999 (the "petition date") under case numbers 99-685(JJF) and 99-686(JJF) (the "Chapter 11 Cases"). The Company is currently operating its business as debtors in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the six fiscal months ended July 31, 1999. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

          The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on January 18, 2000. The Company has the right to request that the Bankruptcy Court grant an extension of the exclusive period. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period and the exclusive period is not extended, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company is in the process of developing a plan of reorganization for filing with the Bankruptcy Court. However, there can be no assurances given when a plan will be filed or that the plan that is ultimately filed will be accepted by creditors or confirmed by the Bankruptcy Court.

(2)  Debtor in Possession Facility

          Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $50,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of .75% over prime or, at the Company's option, 3.75% over the London Interbank Offered Rate. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

          Proceeds from the Loan Agreement were used in March 1999 to repay all borrowings under the Company's previous revolving credit agreement and term loan. As a result, the Company recognized an extraordinary loss of $1,292 associated with the early retirement of the Company's previous revolving credit agreement and term loan.

(3)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the six fiscal month periods ended July 31, 1999 and August 1, 1998 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

(5)  Reorganization Items

          In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that are in markets the Company does not intend to continue to operate in or are underperforming or unprofitable. During the six fiscal months ended July 31, 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $10,428. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory.

          In addition to the provision for the store closing, reorganization costs for professional fees and other costs related to the Company's reorganization were $4,128 in the six fiscal months ended July 31, 1999.

(6)  Income Taxes (Benefit)

          In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at July 31, 1999 and January 30, 1999.

(7)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic is computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants.

          For the three and six fiscal months ended August 1, 1998, 86,203 and 73,387 options to purchase common stock outstanding during the periods, respectively, were not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares. For the three and six fiscal months ended July 31, 1999, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

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

     In general, the results, performance or achievements of the Company and its stores are dependent upon a number of factors including, without limitation, the following: effects resulting from the commencement and completion of the chapter 11 proceedings; ability to meet sales plans; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; ability to complete corrective action necessary to address Year 2000 issues; and other factors both referenced and not referenced in this Form 10-Q. When used in this Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," " intend," "believe," and similar expressions are intended to identify forward-looking statements.

     On September 3, 1999, the Company announced that it received notification that the NASD's staff has delisted the Company's common stock from the NASDAQ National Market effective September 1, 1999. NASD said the determination was based on the uncertainties concerning the Company's pending Chapter 11 Cases on the Company's shareholders. The Company is considering requesting the NASDAQ Listing and Hearing Review Council to review the delisting decision.

     The Company is a chain of company-owned superstores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of September 3, 1999, the Company operated 182 stores in 21 states. The Company currently does not plan to open any additional stores in 1999.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                           Three fiscal months ended                   Six fiscal months ended
                                                         ------------------------------             ------------------------------
                                                         July 31,             August 1,             July 31,             August 1,
                                                           1999                 1998                  1999                 1998
                                                         --------             ---------             --------             ---------
Net sales                                                 100.0%                100.0%                100.0%               100.0%
Cost of sales                                              50.6                  51.1                  52.1                 50.1
                                                         --------             ---------             --------             ---------
   Gross profit                                            49.4                  48.9                  47.9                 49.9
Selling, general and administrative expenses               47.8                  49.6                  48.4                 48.7
Interest expense                                            1.1                   1.7                   1.4                  1.6
                                                         --------             ---------             --------             ---------
   (Loss) income before reorganization items,
     income taxes and extraordinary item                    0.5                  (2.4)                 (1.9)                (0.4)
Reorganization items, net                                   3.9                     -                  13.9                    -
                                                         --------             ---------             --------             ---------
   Loss before income taxes and
      Extraordinary item                                   (3.4)                 (2.4)                (15.8)                (0.4)
Income tax (benefit)                                          -                  (1.0)                    -                 (0.2)
                                                         --------             ---------             --------             ---------
   Loss before extraordinary item                          (3.4)                 (1.4)                (15.8)                (0.2)
Extraordinary item-loss on early retirement of debt           -                     -                   1.2                    -
                                                         --------             ---------             --------             ---------
   Net loss                                                (3.4)%                (1.4)%               (17.0)%               (0.2)%
                                                         ========             =========             ========             =========
Number of stores open at end of period                      182                   199                   182                  199

Three Fiscal Months Ended July 31, 1999 and August 1, 1998

     Net Sales. Net sales decreased $2,515, or 4.6%, to $52,234 for the three fiscal month period ended July 31, 1999 from $54,749 for the three fiscal month period ended August 1, 1998. The decrease resulted from a net sales decrease of $4,704 as a result of stores closed during the quarter and a comparable store sales decrease of $749, or 1.5%, offset by a net sales increase of $2,938 from stores not included in the comparable store base. Comparable store sales were impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

     Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $942, or 3.5%, to $25,813 for the three fiscal month period ended July 31, 1999 from $26,755 for the three fiscal month period ended August 1, 1998.
As a percentage of net sales, gross profit was 49.4% for the three fiscal month period ended July 31, 1999 compared to 48.9% in the same period in the prior year. Gross profit as a percentage of net sales increased primarily as a result of lower distribution costs during the three fiscal months ended July 31, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses.
Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $2,186, or 8.0%, to $24,982 for the three fiscal month period ended July 31, 1999 from $27,168 for the three fiscal month period ended August 1, 1998. Approximately $1,280 of this decrease resulted from operating 17 fewer superstores during the quarter ended July 31, 1999 than the quarter ended August 1, 1998. During the three fiscal months ended August 1, 1998, the Company recorded a pre-tax special charge of $655 relating to certain severance and new store design costs which amounts have been included in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 47.8% in the three fiscal month period ended July 31, 1999 from 49.6% in the three fiscal month period ended August 1, 1998.

     Interest Expense. Interest expense was $582 in the three fiscal month period ended July 31, 1999 compared to $913 in the three fiscal month period ended August 1, 1998. This decrease resulted primarily from lower borrowing levels offset partially by a higher effective interest rate.

     Reorganization Items, net. The Company recognized $2,009 of reorganization items, net consisting of professional fees and other costs related to the reorganization of the Company offset by a $710 reduction in the estimated store closing costs in the three fiscal month period ended July 31, 1999.

     Income Taxes. The Company's effective income tax rate was 40% during the three fiscal month period ended August 1, 1998. Management believes that it is more likely than not that deferred tax assets created by net operating losses during the three fiscal month period ended July 31, 1999 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for the three fiscal month period ended July 31, 1999 was zero.

Six Fiscal Months Ended July 31, 1999 and August 1, 1998

     Net Sales. Net sales increased $156, or 0.1%, to $104,767 for the six fiscal month period ended July 31, 1999 from $104,611 for the six fiscal month period ended August 1, 1998. The increase resulted from a net sales increase of $6,822 from stores not included in the comparable store base offset by a net sales decrease of $4,704 from stores closed during the second quarter and a comparable store sales decrease of $1,962, or 2.0%. Comparable store sales were impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

     Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $2,004, or 3.8%, to $50,226 for the six fiscal month period ended July 31, 1999 from $52,230 for the six fiscal month period ended August 1, 1998. As a percentage of net sales, gross profit was 47.9% for the six fiscal month period ended July 31, 1999 compared to 49.9% in the same period in the prior year. Gross profit as a percentage of net sales decreased primarily as a result of higher vendor promotional program monies recorded in the six fiscal months ended August 1, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses.
Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $165, or 0.3%, to $50,750 for the six fiscal month period ended July 31, 1999 from $50,915 for the six fiscal month period ended August 1, 1998. During the six fiscal months ended August 1, 1998, the Company recorded a pre-tax special charge of $655 relating to certain severance and new store design costs which amounts have been included in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 48.4% in the six fiscal month period ended July 31, 1999 from 48.7% in the six fiscal month period ended August 1, 1998.

     Interest Expense. Interest expense was $1,476 in the six fiscal month period ended July 31, 1999 compared to $1,694 in the six fiscal month period ended August 1, 1998. This decrease resulted primarily from lower borrowing levels offset partially by a higher effective interest rate.

     Reorganization Items, net. The Company has recognized $14,556 of reorganization items, net consisting of a provision for the write down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory related to 27 store closings, professional fees, and other costs related to the reorganization of the Company for the six fiscal month period ended July 31, 1999.

     Income Taxes. The Company's effective income tax rate was 40% during the six fiscal month period ended August 1, 1998. Management believes that it is more likely than not that deferred tax assets created by losses during the six fiscal month period ended July 31, 1999 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the six fiscal month period ended July 31, 1999 was zero.

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

     Key IT and non-IT systems have been inventoried and assessed for compliance and detailed plans have been developed for required system modifications or replacements, including remediation and testing activities. As of June 30, 1999, remediation has been completed and all IT and non-IT systems have been tested and certified as Year 2000 ready and have been moved into production status.

     Incremental costs directly related to Year 2000 issues which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services, are estimated to be in the range of $1,000 to $1,100, of which approximately $1,000 has been spent through July 31, 1999. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers or other third parties.

     Due to some uncertainty inherent in the Year 2000 issue, including uncertainty regarding the readiness of suppliers, the Company cannot yet complete a comprehensive analysis of the most likely worst case Year 2000 scenario. However as of July 31, 1999, the Company has completed its Year 2000 readiness review of critical suppliers and has developed a contingency plan outline. This plan includes, but is not limited to, developing emergency backup and recovery procedures, manual processes, alternative systems and work around procedures, identifying alternative suppliers and developing alternative plans to engage in business activities with suppliers should they not be Year 2000 compliant. Contingency plans will be reviewed continually up through the date change to Year 2000.

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

     As a debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary prepetition obligations associated with the daily operation of its business, including employee wages and other obligations. As permitted under the Bankruptcy Code, the Company has received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 27 stores. These closing sales were completed in July 1999. The Company has not completed its review of all of its prepetition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

     The Company is a party to a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated as of March 23, 1999 which was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of the confirmation of a plan of reorganization in the Chapter 11 Cases or March 23, 2001. The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50,000 outstanding at any one time, including a sublimit of $10,000 for the issuance of letters of credit. The Company intends to use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes.

     The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness.

     As of July 31, 1999, the Company had $13,903 of borrowings outstanding under the Loan Agreement and had utilized approximately $7,580 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

     At July 31, 1999 and August 1, 1998, the Company's working capital was $40,010 and $55,594, respectively. Net cash provided by operations for the six fiscal month period ended July 31, 1999 was $16,104 compared to $1,098 of net cash used for the six fiscal month period ended August 1, 1998. During the six fiscal month period ended July 31, 1999, $5,889 of cash from operations was provided by a reduction in the inventory levels compared to the six fiscal month period ended August 1, 1998 in which $16,296 of cash from operations was used to increase inventory levels to support new and existing stores.

     Net cash used in investing activities during the six fiscal month periods ended July 31, 1999 and August 1, 1998 was $957 and $6,030, respectively. During the six fiscal month period ended August 1, 1998, net cash used in investing activities was primarily for capital expenditures for new superstores and equipment for the new distribution center.

     Net cash used in financing activities during the six fiscal month period ended July 31, 1999 was $17,384 compared to $7,319 of net cash provided by financing activities during the six fiscal months ended August 1, 1998. At August 1, 1998, the outstanding balance under the Company's previous borrowing arrangements was $37,280. During March 1999 the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

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

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FACTORY CARD OUTLET CORP.

Dated:  September 14, 1999    By:  /s/ Stewart M. Kasen
                                  ----------------------------------
                              Stewart M. Kasen
                              Chairman of the Board,
                              President and Chief Executive Officer


Dated:  September 14, 1999    By:  /s/ Frederick G. Kraegel
                                  ----------------------------------
                              Frederick G. Kraegel
                              Senior Vice President and
                              Chief Financial Officer
                              (principal financial officer)


Dated:  September 14, 1999    By:  /s/ Diana B. Kanas
                                  -----------------------------------
                              Diana B. Kanas
                              Vice President and Controller
                              (principal accounting officer)