Form 10-Q
period 1999-10-30
FACTORY CARD OUTLET CORP
filed 2000-05-16
CIK 1024441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 30, 1999

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


The number of shares of the Registrant's Common Stock outstanding as of December 3, 1999 was 7,503,098.






44336.0003

                            Factory Card Outlet Corp.
                 (Debtor in possession effective March 23, 1999)
                                    Form 10-Q

                     For the Quarter Ended October 30, 1999
                                      Index

                                                                                                   Page
Part I        Financial Information

Item 1        Financial Statements (unaudited):

              Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999                3

              Consolidated Statements of Operations for the three fiscal months and nine fiscal
                 months ended October 30, 1999 and October 31, 1998                                  4

              Consolidated Statements of Cash Flows for the nine fiscal months
                  ended October 30, 1999 and October 31, 1998                                        5

              Notes to Consolidated Financial Statements                                            6-8

Item 2        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                          9-14

Item 3        Quantitative and Qualitative Disclosures About Market Risk                             15

Part II       Other Information                                                                      15

              Signatures                                                                             16


PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                                                            October 30,          January 30,
                                                                                                1999                1999
                                                                                         -------------------  ------------------
ASSETS                                                                                        (Unaudited)

Current assets
   Cash                                                                                  $               88   $            3,597
   Merchandise inventories                                                                           62,183               61,658
   Refundable income taxes                                                                                -                  747
   Prepaid expenses and other                                                                         1,550                  980
                                                                                         -------------------  -------------------
       Total current assets                                                                          63,821               66,982

Fixed assets, net                                                                                    32,156               39,585
Other assets                                                                                            718                1,004
                                                                                         -------------------  -------------------

       Total assets                                                                      $           96,695   $          107,571
                                                                                         ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Debt                                                                                $           24,103   $           34,153
     Accounts payable                                                                                11,330               33,089
     Accrued expenses                                                                                 8,069                8,755
                                                                                         -------------------  -------------------

       Total current liabilities                                                                     43,502               75,997
                                                                                         -------------------  -------------------


Deferred rent obligation                                                                                  -                7,396
                                                                                         -------------------  -------------------

Liabilities subject to compromise                                                                    53,921                    -
                                                                                         -------------------  -------------------


Stockholders' equity (deficit) Common stock - $.01 par value.
     Voting class - authorized 15,000,000 shares; 7,503,098 shares issued and
     Outstanding at October 30, 1999 and January 30, 1999, respectively.
     Non-voting class - authorized 205,000 shares, no shares issued or outstanding.                      75                   75
   Additional paid-in capital                                                                        52,040               52,021
   Accumulated deficit                                                                             (52,843)             (27,918)
                                                                                         -------------------  -------------------

      Total stockholders' equity (deficit)                                                            (728)               24,178
                                                                                         -------------------  -------------------

      Total liabilities and stockholders' equity (deficit)                               $           96,695   $          107,571
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

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)

                                                     Three fiscal months ended                Nine fiscal months ended
                                               ---------------------------------------- ----------------------------------------
                                                    October 30,          October 31,         October 30,          October 31,
                                                        1999                1998                 1999                1998
                                               ------------------- -------------------- ------------------- --------------------
                                                              (Unaudited)                             (Unaudited)
Net sales                                      $           50,485  $            57,715  $          155,252  $           162,326
Cost of sales                                              29,337               31,175              83,877               83,556
                                               ------------------- -------------------- ------------------- --------------------

   Gross profit                                            21,148               26,540              71,375               78,770
Selling, general and administrative expenses               25,069               29,437              75,820               80,352
Interest expense                                              860                1,442               2,335                3,136
                                               ------------------- -------------------- ------------------- --------------------

   Loss before reorganization items,
      income taxes and extraordinary item                 (4,781)              (4,339)             (6,780)              (4,718)
Reorganization items, net                                   2,297                    -              16,853                    -
                                               ------------------- -------------------- ------------------- --------------------
   Loss before income taxes and
       extraordinary item                                 (7,078)              (4,339)            (23,633)              (4,718)

Income tax benefit                                              -              (1,736)                   -              (1,887)
                                               ------------------- -------------------- ------------------- --------------------
   Loss before extraordinary item                         (7,078)              (2,603)            (23,633)              (2,831)
Extraordinary item-loss on early retirement
     of debt                                                    -                    -               1,292                    -
                                               ------------------- -------------------- ------------------- --------------------
Net loss                                       $          (7,078)  $           (2,603)  $         (24,925)  $           (2,831)
                                               =================== ==================== =================== ====================



Loss per share -
   Basic and diluted                           $           (0.94)   $           (0.35)  $           (3.32)  $            (0.38)
                                               =================== ==================== =================== ====================


Weighted average shares outstanding -
   Basic and diluted                                    7,503,098            7,445,579           7,503,098            7,395,054
                                               =================== ==================== =================== ====================



See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                 Nine fiscal months ended
                                                                                          ------------------------------------
                                                                                              October 30,       October 31,
                                                                                                  1999             1998
                                                                                          ------------------  ----------------
                                                                                                       (Unaudited)
  Cash flows from operating activities:
    Net loss                                                                              $        (24,925)        $  (2,831)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization of fixed assets                                                5,762             5,492
         Amortization of deferred financing costs and debt discount                                     682               336
         Loss on disposal of fixed assets                                                                36               237
         Noncash portion of reorganization items                                                     13,636                 -
         Extraordinary loss on early retirement of debt                                               1,292                 -
         Other                                                                                           22               496
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Merchandise inventories                                                              (4,572)          (23,447)
               Prepaid expenses and other assets                                                      (654)           (2,308)
             Increase (decrease) in liabilities:
               Accounts payable                                                                    (21,759)            11,635
               Accrued expenses                                                                     (4,511)             1,439
               Deferred rent liabilities                                                                  -             1,685
               Liabilities subject to compromise                                                     40,410                 -
                                                                                          ------------------   ---------------

  Net cash provided by (used in) operating activities                                                 5,419           (7,266)
                                                                                          ------------------   ---------------

  Net cash used in investing activities - purchase of fixed assets, net                             (1,675)           (7,960)
                                                                                          ------------------   ---------------

  Cash flows from financing activities:

    Borrowings                                                                                      188,990           118,303
    Repayment of debt                                                                             (196,066)         (101,650)
    Payment of long-term obligations                                                                  (177)           (1,415)
    Proceeds from exercise of employee stock options                                                      -               221
                                                                                          ------------------   ---------------

Net cash (used in) provided by financing activities                                                 (7,253)            15,459
                                                                                          ------------------   ---------------

Net (decrease) increase in cash                                                                     (3,509)               233
Cash at beginning of period                                                                           3,597                30
                                                                                          ------------------   ---------------

  Cash at end of period                                                                   $              88           $   263
                                                                                          ==================   ===============


  Supplemental cash flow information:
     Interest paid                                                                        $           2,014          $  3,517
     Income taxes paid (refunded)                                                                     (792)                80

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

(1)        Organization and Basis of Presentation

                     The consolidated unaudited financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"). The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 30, 1999 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

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

                     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the nine fiscal months ended October 30, 1999. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

                     The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The Company has requested that the Bankruptcy Court grant an extension of its exclusive period to file a plan and to solicit acceptances to and including June 16, 2000 and August 18, 2000, respectively. The Company currently retains its exclusivity pending the Court's consideration of that request. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

 (2)       Debtor in Possession Facility

                     Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $50,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived at October 30, 1999.

                     Proceeds from the Loan Agreement were used in March 1999 to repay all borrowings under the Company's previous revolving credit agreement and term loan. As a result, the Company recognized an extraordinary loss of $1,292 associated with the early retirement of the Company's previous revolving credit agreement and term loan.

(3)        Management Estimates

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the nine fiscal month periods ended October 30, 1999 and October 31, 1998 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

(4)        Liabilities Subject to Compromise

                     Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding for accounts payable, deferred rent obligations, amounts accrued for rejected leases, other accrued expenses and obligations under capital leases. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims or other events. The terms for the satisfaction of these claims will be established in connection with the Chapter 11 Cases.

                     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, employee benefits and reimbursement of employee business expenses, costs to transport merchandise, sales and use taxes and insurance.

 (5)       Reorganization Items

                     In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that are in markets the Company does not intend to continue to operate in or are underperforming or unprofitable. During the nine fiscal months ended October 30, 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $10,634. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory.

                     In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $6,219 in the nine fiscal months ended October 30, 1999.

(6)        Income Taxes

                     In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance for the total of the net deferred tax assets at October 30, 1999 and January 30, 1999.

(7)        Earnings Per Share

                     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants, as applicable.

                     For the three and nine fiscal months ended October 30, 1999, 540,684 options to purchase common stock were not included in the computation of earnings per share - diluted because the options price was greater than the average market price of the common shares. For the three and nine fiscal months ended October 31, 1998, 111,364 and 167,850 options to purchase common stock outstanding during the periods, respectively, were not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS    (Dollar amounts in thousands)

           Certain statements in the following discussion and analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession (the "Chapter 11 Cases"). All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with its chapter 11 proceedings are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formation of an acceptable reorganization plan and the bankruptcy court approval of the reorganization plan.

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

            In September 1999 the Company announced that it received notification that the NASDAQ's staff has delisted the Company's common stock from the NASDAQ National Market effective September 1, 1999. NASDAQ said the determination was based on the uncertainties concerning the Company's pending Chapter 11 Cases.

           The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of December 3, 1999, the Company operated 182 stores in 21 states. The Company does not plan to open any additional stores in 1999.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                   Three fiscal months ended            Nine fiscal months ended
                                                               ----------------------------------  --------------------------------
                                                                Oct. 30,          Oct. 31,          Oct. 30,          Oct. 31,
                                                                  1999              1998              1999              1998
                                                               ---------------- ----------------- ----------------- ---------------
Net sales                                                            100.0 %           100.0 %           100.0 %           100.0 %
Cost of sales                                                         58.1              54.0              54.0              51.5
                                                               ---------------- ----------------- ----------------- ---------------

   Gross profit                                                       41.9              46.0              46.0              48.5
Selling, general and administrative expenses                          49.7              51.0              48.8              49.5
Interest expense                                                       1.7               2.5               1.5               1.9
                                                               ---------------- ----------------- ----------------- ---------------
   Loss before reorganization items,
     income taxes and extraordinary item                             (9.5)             (7.5)             (4.3)             (2.9)
Reorganization items, net                                              4.5                 -              10.9                 -
                                                               ---------------- ----------------- ----------------- ---------------
   Loss before income taxes and
      Extraordinary item                                            (14.0)             (7.5)            (15.2)             (2.9)
Income tax benefit                                                       -             (3.0)                 -             (1.2)
                                                               ---------------- ----------------- ----------------- ---------------
   Loss before extraordinary item                                   (14.0)             (4.5)            (15.2)             (1.7)
Extraordinary item-loss on early retirement of debt                      -                 -                .8                 -
                                                               ---------------- ----------------- ----------------- ---------------
   Net loss                                                         (14.0) %           (4.5)   %        (16.0) %           (1.7) %
                                                               ================ ================= ================= ===============
Number of stores open at end of period                                 182               211               182               211



THREE FISCAL MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

           Net Sales. Net sales decreased $7,230, or 12.5%, to $50,485 for the three fiscal month period ended October 30, 1999 from $57,715 for the three fiscal month period ended October 31, 1998. Net sales decreased primarily as a result of operating 29 fewer stores for the three fiscal months ended October 30, 1999. Additionally, comparable store sales decreased $2,080 or 4.1%. Comparable store sales were impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

           Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $5,392 or 20.3%, to $21,148 for the three fiscal month period ended October 30, 1999 from $26,540 for the three fiscal month period ended October 31, 1998. As a percentage of net sales, gross profit was 41.9% for the three fiscal month period ended October 30, 1999 compared to 46.0% in the same period in the prior year. Gross profit as a percentage of net sales decreased primarily as a result of lower margins from Halloween related merchandise.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $4,368, or 14.8%, to $25,069 for the three fiscal month period ended October 30, 1999 from $29,437 for the three fiscal month period ended October 31, 1998. This decrease resulted primarily from operating 29 fewer stores during the quarter ended October 30, 1999 than the quarter ended October 31, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 49.7% in the three fiscal month period ended October 30, 1999 from 51.0% in the three fiscal month period ended October 31, 1998.

           Interest Expense. Interest expense was $860 in the three fiscal month period ended October 30, 1999 compared to $1,442 in the three fiscal month period ended October 31, 1998. This decrease resulted primarily from lower borrowing levels.

           Reorganization Items, net. The Company recognized $2,297 of reorganization items, net consisting of professional fees and other costs related to the reorganization of the Company in the three fiscal month period ended October 30, 1999.

           Income Taxes. The Company's effective income tax rate was 40% during the three fiscal month period ended October 31, 1998. Management believes that it is more likely than not that deferred tax assets created by net operating losses during the three fiscal month period ended October 30, 1999 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for the three fiscal month period ended October 30, 1999 was zero.

NINE FISCAL MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

           Net Sales. Net sales decreased $7,074, or 4.4%, to $155,252 for the nine fiscal month period ended October 30, 1999 from $162,326 for the nine fiscal month period ended October 31, 1998. The decrease resulted from conducting closing sales at 27 stores during the second quarter of this fiscal year. Additionally, comparable store sales decreased $4,056, or 2.8%. Comparable store sales were impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the chapter 11 cases. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

           Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $7,395, or 9.4%, to $71,375 for the nine fiscal month period ended October 30, 1999 from $78,770 for the nine fiscal month period ended October 31, 1998. As a percentage of net sales, gross profit was 46.0% for the nine fiscal month period ended October 30, 1999 compared to 48.5% in the same period in the prior year. Gross profit as a percentage of net sales decreased primarily as a result of higher vendor promotional program monies recorded in the nine fiscal months ended October 31, 1998 and the lower margins from Halloween related merchandise in 1999.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $4,532, or 5.6%, to $75,820 for the nine fiscal month period ended October 30, 1999 from $80,352 for the nine fiscal month period ended October 31, 1998. During the nine fiscal months ended October 31, 1998, the Company recorded a pre-tax special charge of $655 relating to certain severance and new store design costs which amounts have been included in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 48.8% in the nine fiscal month period ended October 30, 1999 from 49.5% in the nine fiscal month period ended October 31, 1998.

           Interest Expense. Interest expense was $2,335 in the nine fiscal month period ended October 30, 1999 compared to $3,136 in the nine fiscal month period ended October 31, 1998. This decrease resulted primarily from lower borrowing levels.

           Reorganization Items, net. The Company has recognized $16,853 of reorganization items, net consisting of a provision for the write down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory related to 27 store closings, professional fees, and other costs related to the reorganization of the Company for the nine fiscal month period ended October 30, 1999.

           Income Taxes. The Company's effective income tax rate was 40% during the nine fiscal month period ended October 31, 1998. Management believes that it is more likely than not that deferred tax assets created by losses during the nine fiscal month period ended October 30, 1999 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the nine fiscal month period ended October 30, 1999 was zero.

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

           The Year 2000 program was developed with the help of independent consultants and consists of teams identifying and evaluating Year 2000 issues and remediating systems that are not Year 2000 compliant. The Company's program to identify and evaluate Year 2000 readiness includes inventorying and testing systems that are commonly thought of as information technology (IT), such as computer networks, as well as systems that are not commonly thought of as IT systems, such as timeclocks and the telephone system. IT systems with non-compliant codes are being modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to non-IT systems. The teams are also investigating the Year 2000 readiness of suppliers and other third parties, which includes surveying their Year 2000 remediation programs, and developing contingency plans where necessary.

           Key IT and non-IT systems have been inventoried and assessed for compliance and detailed plans have been developed for required system modifications or replacements, including remediation and testing activities. Prior to July 1999 remediation was completed and all IT and non-IT systems were tested and certified as Year 2000 ready and were moved into production status.

           Incremental costs directly related to Year 2000 issues which includes equipment and software replacements, reprogramming, systems testing, and outside consulting services, are estimated to be in the range of $1,000 to $1,100, of which approximately $1,000 had been spent as of October 30, 1999. This estimate assumes the Company will not incur significant Year 2000 related costs on behalf of its suppliers or other third parties.

           The Company did not experience and does not believe it will experience any significant adverse effects from Year 2000 related incidents.

           The costs of the Company's Year 2000 transition program were essentially funded with cash flows from operations. Some of these costs related solely to the modification of existing systems while others were for new systems, which improve business functionality. In total, these costs were not substantially different from the normal, recurring costs incurred for systems development and implementation. As a result, these costs did not have a material adverse effect on the Company's overall results of operations or cash flows.

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

           The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. All such covenants have been met or waived at October 30, 1999.

           As of October 30, 1999, the Company had $24,103 of borrowings outstanding under the Loan Agreement and had utilized approximately $7,900 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

           At October 30, 1999 the Company's working capital was $20,319. Net cash provided by operations for the nine fiscal month period ended October 30, 1999 was $5,419 compared to $7,266 of net cash used for the nine fiscal month period ended October 31, 1998. The items most significantly influencing this change was the $13,636 noncash portion of reorganization items and $40,414 increase in liabilities subject to compromise which was partially offset by the related $21,759 decrease in accounts payable.

           Net cash used in investing activities during the nine fiscal month periods ended October 30, 1999 and October 31, 1998 was $1,675 and $7,960, respectively. During the nine fiscal month period ended October 31, 1998, net cash used in investing activities was primarily for capital expenditures for new stores and equipment for the new distribution center.

           Net cash used in financing activities during the nine fiscal month period ended October 30, 1999 was $7,253 compared to $15,459 of net cash provided by financing activities during the nine fiscal months ended October 31, 1998. During March 1999 the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

           The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represent a significant portion of the Company's outstanding debt, is variable based on the prime rate.


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           The Company commenced the Chapter 11 Cases on March 23, 1999. Additional information relating to the Chapter 11 Cases is set forth in Part 1,
Item 1 of the Company's Annual Report on Form 10-K under the caption "Proceedings under Chapter 11 of the Bankruptcy Code" and in Note 1 of the Notes to Consolidated Financial Statements contained herein. Such information is incorporated herein by reference.

           Several claims and cases have been filed by creditors of the Company relating to unpaid amounts due to such creditors. Payment of these amounts are now stayed in the Chapter 11 Cases. The Company is also from time to time involved in routine litigation, other than bankruptcy cases, incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is aware of no material existing or threatened litigation to which it is or may be a party.


Item 2.    Changes in Securities.

           None.


Item 3.    Defaults Upon Senior Securities.

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.

           None.


Item 5.    Other Information.

           None.


Item 6.    Exhibits and reports of Form 8-K

           Exhibit No.                  Description
           -----------                  -----------

               27                       Financial Data Schedule


           The following report was filed on Form 8-K since July 31, 1999.

           Current Report on Form 8-K filed on October 12, 1999 to report the resignation of Stewart M. Kasen, Chairman, President and Chief Executive Officer, the appointment of Robert C. Blattberg to Chairman; the appointment of William E. Freeman as President and Chief Executive Officer; and the promotion of Gary Rada to position of Executive Vice President and General Merchandise Manager effective October 11, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FACTORY CARD OUTLET CORP.

Dated:  April 26, 2000               By: /s/ William E. Freeman
                                         --------------------------------------
                                         William E. Freeman
                                         President and Chief Executive Officer



Dated:  April 26, 2000               By: /s/ Glen J. Franchi
                                         --------------------------------------
                                         Glen J. Franchi
                                         Executive Vice President,
                                         Chief Operating Officer and Treasurer
                                         (principal financial and
                                         accounting officer)

                                 Exhibit Index
                                 -------------



           Exhibit No.                  Description
           -----------                  -----------

               27                       Financial Data Schedule