Form 10-K
period 2000-01-29
FACTORY CARD OUTLET CORP
filed 2000-05-16
CIK 1024441

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  For The Fiscal Year Ended January 29, 2000 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 25, 2000 was approximately $517,975, computed on the basis of the last reported bid price per share ($0.13) of such stock on the Over the Counter Bulletin Board system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

The number of shares of the Registrant's Common Stock outstanding as of April 26, 2000 was 7,503,098.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code and is operating as a debtor in possession. All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with its chapter 11 cases are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formulation of reorganization plan, that is confirmed by the bankruptcy court.

         In general, the results, performance or achievements of the Company and its stores and the value of the Company's common stock are dependent upon a number of factors including, without limitation, the following: effects resulting from the commencement and completion of the chapter 11 cases; ability to meet sales plans; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations; and other factors both referenced and not referenced in this Form 10-K. When used in this Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                                     PART I
ITEM 1. BUSINESS

General

         Factory Card Outlet Corp. ("FCO") and its subsidiary, Factory Card Outlet of America Ltd. (collectively, with FCO, the "Company"), are a chain of company-owned stores offering a wide assortment of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of April 26, 2000, the Company operated 182 stores in 21 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is one of the largest chains of company-owned stores in the greeting card, party supply and special occasion industry. The Company opened 33, 58, and 29 stores in fiscal 1998, 1997 and 1996, respectively. The Company currently has no plans to open any additional stores and the Company closed 28 stores in fiscal 1999.

         The Company's stores provide customers with a value-oriented, "one-stop" shopping destination for greeting card, party supply and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings, baby showers and other family, religious and special occasions. The Company's newer stores average approximately 12,000 square feet, with approximately 80% of the space devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

Proceedings Under Chapter 11 of the Bankruptcy Code

         On March 23, 1999, the Company filed petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 99-685 (JJF) and 99-686
(JJF) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code.

         Subsequent to the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Company to continue business operations as a debtor in possession. The most significant of these orders (1) approved a $50 million debtor in possession loan agreement, the revolving credit and guarantee agreement, among FCO, as borrower, Foothill Capital Corporation, as agent, and Paragon Capital LLC, as oversight agent, each for itself and any other lenders party thereto (the "Loan Agreement"), (2) permitted the Company to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (3) authorized payment of prepetition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

         The Loan Agreement was entered into on March 23, 1999. The Loan Agreement provides FCO with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50 million, including the ability to issue up to $10 million of letters of credit. FCO uses amounts available under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes. FCO granted a security interest to the lenders under the Loan Agreement in substantially all of its assets as security for its obligations under the Loan Agreement. All obligations under the Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases.

         On April 6, 1999, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Company's unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long term business plan and plan of reorganization. The Company is required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

         The Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores. Subsequent to the closing of such stores, the Company sought and obtained approval from the Bankruptcy Court to reject 26 of the closed store leases and assume and assign one of such leases. The Company will continue to analyze, and may assume or reject, additional leases and other existing contracts. The time within which the Company must assume or reject unexpired leases of real property currently expires on August 24, 2000. The Company, however, may request that the Bankruptcy Court grant an extension of the time within which it must assume or reject unexpired leases of real property.

         The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The Company has requested that the Bankruptcy Court grant an extension of its exclusive period to file a plan and to solicit acceptances to and including June 16, 2000 and August 18, 2000, respectively. The Company currently retains its exclusivity pending the Court's consideration of that request. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court. In connection therewith, the Company has considered proposals from certain third parties pursuant to which such parties would provide the Company with funding for a plan of reorganization in consideration for which, among other things, such parties would obtain control over the Company or substantially all of its assets. The Company currently supports a proposal from one of such parties, Saunders, Karp and Megrue ("SKM"), which proposal does not currently provide for any recoveries to the Company's stockholders. The SKM proposal is subject to, among other things, resolution of certain open business issues, due diligence, definitive documentation and court approval through the plan of reorganization process as provided for in the Bankruptcy Code. Accordingly, there can be no assurances regarding the final terms of that plan, or whether it ultimately will be finalized and implemented.

         After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders for their consideration and approval. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (1) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (2) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (3) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Company or any successors to the Company unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met with respect to the non-accepting class. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down," as well as other potential plans of reorganization, could also result in holders of the Company's common stock receiving no value for their interests if it is determined that the liabilities subject to compromise in these Chapter 11 cases exceed the reorganization value of the Company. Because of such possibilities, the value of the Company's common stock is highly speculative.

         In September 1999 the Company announced that it received notification that the NASDAQ's staff had delisted the Company's common stock from the NASDAQ National Market effective September 1, 1999.

Business

         The key elements of the Company's business are as follows:

         Merchandise Offering. The Company offers a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of its stores, the Company's stores provide a single destination for a customer's special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Secretary's Day, Mother's Day, Father's Day, Grandparent's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise the Company's merchandise offering:

o Greeting Cards - The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at an everyday low price. Boxed everyday and holiday cards are regularly sold at substantial discounts off manufacturers' suggested retail prices.

o Giftwrap - The Company believes its stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sells most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

o Balloons - Balloons are increasingly popular for all occasions. The Company's stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion.

o Party Supplies - The Company stocks a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, pinatas, banners, decorations, candles, decor and other related party items.

o Other Special Occasion Merchandise - The Company complements its major product lines by offering many other special occasion items in order to provide a "one-stop" shopping destination for customers. These items include candy, birthday and wedding items, candles and candle holders, stationery, gifts, novelty items and seasonal products.

         Everyday Value Pricing. The Company's strategy of everyday value pricing is designed to provide customers with consistent value on purchases. The Company typically sells merchandise at discounts of 20% to 60% off manufacturers' suggested retail prices. In addition, the stores feature a "power aisle" offering a wide selection of opportunistic buys and manufacturers' seasonal over-runs, all priced at deep discounts and frequently changed to create continued customer interest.

         Attractive, Spacious and Festive Superstore Format. The Company's stores have an attractive and festive atmosphere within a spacious "easy to shop" store. The superstores are designed to provide a comfortable shopping experience, with bright lighting, wide carpeted aisles and fixtures that offer customers easy access to merchandise. The Company has increased the size of its new stores to approximately 12,000 square feet. Management is currently evaluating the size of the Company's stores to determine if 12,000 square feet is optimal.

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

         Distribution Center and Office Complex. The Company completed the consolidation of its distribution facilities and offices into a new distribution center and office complex in Naperville, Illinois in February 1998. The newly-constructed, three-story office building and 300,000 square-foot distribution center is on 39 acres. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company believes it is the only special occasion store chain to have a distribution facility. Associated with the Company's consolidation of its distribution facilities, system conversion issues arose resulting in the uneven flow of basic stock merchandise. These issues have been corrected. Management believes the distribution facility can provide the Company purchasing and distribution efficiencies.

         Store Locations. As of April 26, 2000, the Company operated 182 stores in 21 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options.

Set forth below is a list of the Company's store locations by state as of April 26, 2000:

                               Number                               Number                               Number
                               of                                   of                                   of
           Location            Stores            Location           Stores            Location           Stores
           --------            ------            --------           ------            --------           ------
ARKANSAS (1)                           KENTUCKY (5)                         OHIO (20)
  Fayettesville ..................1      Louisville Metro .............3      Cincinnati Metro .............4
DELAWARE (1)                             Florence .....................1      Cleveland Metro ..............4
  Wilmington .....................1      Owensboro ....................1      Columbus Metro ...............5
FLORIDA (10)                           MARYLAND (13)                          Akron ........................2
  Gainesville ....................1      Baltimore Metro ..............8      Dayton .......................1
  Jacksonville ...................1      Washington, DC Metro (MD) ....4      Lancaster ....................1
  Naples .........................1      Salisbury ....................1      Mansfield ....................1
  Orlando ........................4    MICHIGAN (1)                           St Clairsville ...............1
  Tampa ..........................3      Benton Harbor ................1      Wooster ......................1
ILLINOIS (38)                          MINNESOTA (6)                        PENNSYLVANIA (6)
  Chicago Metro..................30      Minneapolis St Paul Metro ....4      Erie .........................1
  Bloomington ....................1      Mankato ......................1      Hanover ......................1
  Champaign ......................1      Rochester ....................1      Lancaster ....................1
  DeKalb .........................1    MISSOURI (9)                           State College.................1
  Fairview Heights ...............1      St Louis Metro ...............5      Wilkes Barre-Scranton ........2
  Moline .........................1      Cape Girardeau ...............1    SOUTH CAROLINA (2)
  Peoria .........................1      Columbia .....................1      Charleston ...................1
  Rockford .......................1      Joplin .......................1      Greenville ...................1
  Springfield ....................1      Springfield ..................1    TENNESSEE (6)
INDIANA (18)                           NEBRASKA (5)                           Chattanooga ..................2
  Indianapolis Metro .............6      Omaha Metro ..................3      Memphis ......................2
  Anderson .......................1      Lincoln ......................1      Nashville ....................2
  Bloomington ....................1      Grand Island .................1    VIRGINIA (6)
  Clarksville ....................1    NEW YORK (9)                           Washington DC Metro (VA) .....1
  Evansville .....................2      Buffalo Metro ................3      Fredericksburg ...............1
  Fort Wayne .....................1      Albany .......................1      Lynchburg ....................1
  Highland .......................1      Olean ........................1      Norfolk-Newport News .........2
  Merrillville ...................1      Rochester ....................3      Richmond .....................1
  Michigan City ..................1      Syracuse .....................1    WEST VIRGINIA (1)
  Mishawaka ......................1    NORTH CAROLINA (4)                     Clarksburg ...................1
  Muncie .........................1      Charlotte ....................1    WISCONSIN (14)
  Richmond .......................1      Raleigh ......................1      Milwaukee Metro ..............6
IOWA (7)                                 Hickory ......................1      Appleton .....................1
  Des Moines Metro ...............3      Winston Salem ................1      Eau Claire ...................1
  Cedar Rapids ...................1                                           Green Bay ....................1
  Davenport ......................1                                           Janesville ...................1
  Dubuque ........................1                                           Madison ......................2
  Waterloo .......................1                                           Oshkosh ......................1
                                                                              Wausau .......................1
                                                                                                         --------
                                                                            TOTAL                          182
                                                                                                         ========

Product Sourcing

         Due to its size and the use of its distribution center, the Company has historically been able to take advantage of volume purchase discounts. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Creative Expressions, Inc., representing approximately 11% and the ten largest suppliers representing approximately 40% of the Company's aggregate purchases for the fiscal year ended January 29, 2000. A small portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East. As is customary in its industry, the Company does not have long term contracts with any suppliers.

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

Management Information Systems

         The Company believes that its management information systems are an important factor in supporting its business and enhancing its competitive position in the industry. Over the past three years, the Company has invested significant resources in systems and infrastructure to support its business and make it more efficient. The Company uses a management information and control system, which is based on the JDA Merchandise Management System software package ("JDA") and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to the Company's headquarters through personal computers which interface with an IBM AS/400 and provide the stores with the ability to enter store orders and payroll information and send and receive electronic mail. These personal computers are also tied into the Company's point-of-sale system ("POS system"). The POS system provides sales information to the Company's stores and central office and is used to enhance merchandise planning and buying programs. While the POS system provides sales information, the Company intends to focus its future systems development efforts on enhancing inventory management tools.

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

Government Regulation

         Each of the Company's stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent, the opening of a new store. In addition, the Company must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. The Company also must comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

         The Company had approximately 3,100 employees as of April 1, 2000, comprised of 1,100 full-time and 2,000 part-time employees. The number of store employees increases during peak selling seasons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are generally good.

ITEM 2. PROPERTIES

         In addition to the Company's stores, all of which are leased, the Company also leases a distribution center in Naperville, Illinois, with the lease term expiring in February 2007. This facility consists of a newly constructed, three-story office building and 300,000 square-foot distribution center that sits on 39 acres of land.

ITEM 3. LEGAL PROCEEDINGS

         The Company commenced the Chapter 11 Cases on March 23, 1999. Additional information relating to the Chapter 11 Cases is set forth in Part 1,
Item 1 of this Form 10-K report under the caption "Proceedings under Chapter 11 of the Bankruptcy Code": and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Reorganization and Chapter 11 Filing." Such information is incorporated herein by reference.

         Prior to the commencement of the Chapter 11 Cases, several litigations were commenced by creditors of the Company relating to unpaid amounts due to such creditors. These actions are now stayed as a result of Chapter 11 Cases. As of the date of this Annual Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock traded on the NASDAQ National Market under the symbol "FCPY" until March 26, 1999, when the symbol was changed to "FCPYQ" as a result of the commencement of the Chapter 11 Cases. The common stock was delisted on September 1, 1999. The common stock now trades on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the common stock will continue to trade on the OTC Bulletin Board. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated. After September 1, 1999, the prices presented are bid prices which represent bid prices quoted by broker-dealers and do not necessarily reflect prices from actual transactions.

                                                                                  Fiscal 1999            Fiscal 1998
Quarter                                                                         High        Low        High        Low
First (ended May 1, 1999 and May 2, 1998)                                     $   2.44   $   1.13   $   12.75   $   7.13

Second (ended July 31, 1999 and August 1, 1998)                                   1.10        .05       12.13       5.25

Third (ended October 30, 1999 and October 31,1998)                                 .38        .03        5.88       3.56

Fourth (ended January 29, 2000 and January 30, 1999)                               .18        .05        4.13       1.38

On April 25, 2000, the last bid price of the common stock reported on the OTC Bulletin Board was $0.13. At February 27, 1999, the approximate number of holders on record of the Common Stock was 114.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the two-year period ended June 29, 1996, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of January 29, 2000 and January 30, 1999, and for the fiscal years ended January 29, 2000 and January 30, 1999, the seven-month transition period ended January 31, 1998 and for the fiscal year ended June 28, 1997, and the report thereon, are included elsewhere in this Form 10-K. In addition, selected consolidated financial and operating data is presented as of and for the 53-week period ended January 31, 1998. This data was derived from the unaudited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
              (Dollar amounts in thousands, except per share data)

                                  52-Weeks   52-Weeks   53-Weeks      Transition Fiscal year Fiscal year Fiscal year
                                    ended      ended      ended      period ended   ended       ended       ended
                                  Jan. 29,   Jan. 30,   Jan. 31,       Jan. 31,    June 28,    June 29,    July 1,
                                    2000       1999       1998           1998        1997        1996       1995
                                 ----------------------------------  -------------------------------------------------
STATEMENT OF OPERATIONS DATA:                          (Unaudited)
Net sales..................      $   217,658 $  226,499 $   174,497   $  110,699 $  133,945  $    94,589 $ 63,174
Cost of sales..............          121,224    134,996      87,079       56,977     65,981       46,029   32,104
                                 ----------------------------------  -------------------------------------------------
    Gross profit...........           96,434     91,503      87,418       53,722     67,964       48,560   31,070
Selling, general and
       administrative expenses       101,892    114,836      82,066       53,935     63,077       46,843   29,969
                                 ----------------------------------  -------------------------------------------------
    Income (loss) from operations    (5,458)    (23,333)      5,352         (213)     4,887        1,717    1,101

Interest expense...........           3,049       4,572       1,482        1,269      1,402        1,529      411
                                 ----------------------------------  -------------------------------------------------
    Income (loss) before reorganization
        items, net, income
        taxes (benefit)
        and extraordinary item       (8,507)    (27,905)      3,870       (1,482)     3,485          188      690
Reorganization items, net            19,082        -          -             -           -           -           -
                                 ----------------------------------  -------------------------------------------------
Income (loss) before income taxes
    (benefit) and extraordinary
     item                           (27,589)    (27,905)      3,870       (1,482)     3,485          188      690
Income taxes (benefit).....               -         451       1,652         (593)     1,462          118      322
                                 ----------------------------------  -------------------------------------------------

    Income (loss) before
        Extraordinary item          (27,589)   (28,356)       2,218         (889)     2,023           70      368
Extraordinary item.........          (1,292)         -            -            -       (313)           -        -
                                 ----------------------------------  -------------------------------------------------
    Net income (loss).....       $  (28,881) $ (28,356)  $    2,218    $    (889)   $ 1,710        $  70   $  368
                                 ==================================  =================================================

Earnings (loss) per share - basic
  Before extraordinary item      $    (3.68) $  (3.82)   $    0.31     $   (0.12)    $ 0.35         $ 0.02 $   0.09
  Extraordinary item.......           (0.17)        -            -             -      (0.05)             -        -
                                 ----------------------------------  -------------------------------------------------
  Net income
(loss).......................... $    (3.85) $  (3.82)   $    0.31     $   (0.12)    $ 0.30         $ 0.02  $  0.09
                                 ==================================  =================================================

Weighted average shares
outstanding...                    7,503,098 7,422,069     7,261,542    7,261,542  5,739,962      4,068,409  3,999,914
                                 ==================================  =================================================

Earnings (loss) per share - diluted (1).
  Before extraordinary item         (3.68)     (3.82)          0.28        (0.12)      0.30           0.01       0.07
  Extraordinary item.......         (0.17)         -              -            -      (0.04)             -          -
                                 ----------------------------------  -------------------------------------------------
  Net income (loss)........         (3.85)     (3.82)         0.28         (0.12)      0.26           0.01       0.07
                                 ==================================  =================================================
Weighted average shares
outstanding................      7,503,098 7,422,069     7,946,188     7,261,542  6,686,243       5,249,479  5,180,984
                                 ==================================  =================================================
OPERATING DATA:
Number of stores:
     Opened during period                 0          33         58            42         35              32         25
     Closed/relocated during period      28           3          2             2          2               3          2
     Open at end of period              182         210        180           180        140             107         78
  Comparable store sales increase (2)   0.7%        0.8%       8.3%          9.5%      11.5%            6.0%      22.2%
  Average sales per store (3)        $1,175      $1,129     $1,170           676     $1,101            $997       $941

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital..................  18,969      22,977   $ 50,230   $    50,230 $   35,459     $    23,605 $   15,625
  Total assets.....................  90,803     107,571    115,030       115,030     85,702          59,080     36,801
  Total debt (4)...................  22,869      34,153     34,189        34,189      7,690          19,326      7,161
  Total stockholders' equity
  (deficit)........................  (4,703)     24,178     51,734        51,734     52,273          17,124     16,640
-----------------------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a chain of company-owned stores offering a wide assortment of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of April 26, 2000, the Company operated 182 stores in 21 states. The Company currently has no plans to open any additional stores and the Company closed 28 stores in fiscal 1999, 27 due to reorganization and one due to a natural disaster.

         In January 1998, the Company changed its fiscal year end from the Saturday closest to June 30 to the Saturday closest to January 31. As a result, the financial information presented includes: (1) consolidated financial statements for the fiscal year ended January 29, 2000; (2) consolidated financial statements for the fiscal year ended January 30, 1999; (3) consolidated financial statements for the transition period beginning June 29, 1997 and ended January 31, 1998 ("the transition period") and (4) consolidated financial statements for fiscal year ended June 28, 1997. For comparative purposes, financial and operating data is also presented for the 53-week period ended January 31, 1998.

Chapter 11 Filing

         On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See "Item 1. Business - Proceedings Under Chapter 11 of the Bankruptcy Code" and Note 1 of Notes to the Consolidated Financial Statements.

Other Items

         In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended January 29, 2000, the Company recorded a provision for reorganization costs relating to the store closings of approximately $10,634. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $8,448 during the fiscal year ended January 29, 2000.

         During the fiscal year ended January 30, 1999, as a result of the reassessment of previous operating strategies, the Company recorded several items which impacted the consolidated statement of operations. Cost of sales and occupancy included a $11.3 million provision for certain merchandise which was discontinued from the Company's ongoing inventory assortment, as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Selling, general and administrative expenses included $3.6 million of charges consisting of: (1) a $2.1 million charge for lease termination costs relating to executed leases for new stores which the Company no longer plans to open; (2) a $0.7 million charge for employee severance and the write-off of new store design costs; and (3) $0.8 million of additional depreciation expense resulting from the change in the depreciable lives of certain technology equipment from ten to five years. The provision for income taxes for the fiscal year ended January 30, 1999 resulted from the establishment of a valuation allowance of $11.3 million to fully reserve for the Company's net deferred tax assets at January 30, 1999. See Note 8 - "Income Taxes" in the Notes to Consolidated Financial Statements.

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

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                Fiscal         Fiscal        Fiscal     Transition   Fiscal
                                              year ended     year ended    year ended period ended  year ended
                                               Jan. 29,        Jan. 30,      Jan 31,    Jan. 31,     June 28,
                                                 2000           1999          1998        1998        1997
                                              ----------------------------------------------------------------
                                                                          (unaudited)
Net sales .................................        100.0%       100.0%        100%        100.0%       100.0%
Cost of sales .............................         55.7         59.6         49.9         51.5         49.3
   Gross profit............................         44.3         40.4         50.1         48.5         50.7
Selling, general and administrative
expenses...................................         46.8         50.7         47.1         48.7         47.1
   Income (loss) from operations...........         (2.5)       (10.3)         3.0         (0.2)         3.6
Interest expense...........................          1.4          2.0          0.8          1.1          1.0
   Income (loss) before reorganization items, net,
    Income taxes (benefit) and
    extraordinary item ....................         (3.9)       (12.3)         2.2         (1.3)         2.6
Reorganization items, net .................          8.8          --           --           --           --
Income (loss) before income taxes (benefit)
   and extraordinary item..................       (12.7)        (12.3)         2.2         (1.3)         2.6
Income taxes (benefit).....................          --           0.2          0.9         (0.5)         1.1
Income (loss) before extraordinary
item.......................................        (12.7)       (12.5)         1.3         (0.8)         1.5
Extraordinary item - loss on early
retirement of debt,
   net of income tax benefit...............          0.6          --           --           --           0.2
Net income (loss) .........................        (13.3)%      (12.5)%        1.3%        (0.8)%        1.3%

Number of stores open at end of period ....          182          210          180          180          140

52-WEEKS ENDED JANUARY 29, 2000 COMPARED TO 52-WEEKS ENDED JANUARY 30, 1999

         Net Sales. Net sales decreased $8.8 million, or 3.9%, to $217.7 million during the 52-weeks ended January 29, 2000 from $226.5 million for the 52-weeks ended January 30, 1999. The decrease resulted primarily from liquidation of merchandise and closure of 27 stores starting in April 1999. These store closures resulted in decreased sales of $22.8 million in fiscal year 1999. Offsetting the decrease was a comparable store sales increase of $1.4 million or 0.7% and new store sales of $12.6 million. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

         Gross Profit. Cost of sales includes distribution costs. Gross profit increased $4.9 million, or 5.4%, to $96.4 million during the 52-weeks ended January 29, 2000 from $91.5 million for the 52-weeks ended January 30, 1999. As a percentage of net sales, gross profit was 44.3% during the 52-weeks ended January 29, 2000 and 40.4% for the 52-weeks ended January 30, 1999. The higher gross profit percentage resulted primarily from the $11.3 million inventory provision recorded in fiscal 1998 discussed above under "Other Items".

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $12.9 million, or 11.3%, to $101.9 million during the 52-weeks ended January 29, 2000 from $114.8 million for the 52-weeks ended January 30, 1999. The decrease resulted from operating 28 fewer stores in fiscal year 1999. Additionally, a portion of the decrease can be attributed to charges taken in fiscal 1998 discussed above in "Other Items". As a percentage of net sales, selling, general and administrative expenses decreased to 46.8% for the 52-weeks ended January 29, 2000 from 50.7% for the 52-weeks ended January 30, 1999.

         Interest Expense. Interest expense was $3.0 million for the 52-weeks ended January 29, 2000 compared to $4.6 million for the 52-weeks ended January 30, 1999. This decrease resulted from lower borrowing levels needed to support 28 fewer stores.

         Reorganization Items, net. The Company has recognized $19.1 million of reorganization items consisting of a provision for the write down of fixed assets, estimated lease rejection claims, the loss on the disposal of merchandise inventory related to the 28 store closings, professional fees, and other costs related to the reorganization of the Company during the 52-weeks ended January 29, 2000.

         Income Taxes (Benefit). Management believes that it is more likely than not that deferred tax assets created by net operating losses for the 52-weeks ended January 29, 2000 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance which was established during the fiscal year ended January 30, 1999, to fully reserve the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for the 52-weeks ended January 29, 2000 was zero.


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

         Gross Profit. Cost of sales includes distribution costs. Gross profit increased $4.1 million, or 4.67%, to $91.5 million during the 52-weeks ended January 30, 1999 from $87.4 million for the 53-weeks ended January 31, 1998. As a percentage of net sales, gross profit was 40.4% during the 52-weeks ended January 30, 1999 and 50.1% for the 53-weeks ended January 31, 1998. The lower gross profit percentage resulted primarily from the $11.3 million inventory provision discussed above under "Other Items" along with higher price reductions to clear seasonal and summer merchandise.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses increased $32.8 million, or 39.9%, to $114.8 million during the 52-weeks ended January 30, 1999 from $82.1 million for the 53-weeks ended January 31, 1998. Approximately $14.8 million of this increase resulted from the opening and operation of 33 new superstores during the 52-weeks ended January 30, 1999. The remaining balance of the increase resulted from the charges discussed above under "Other Items" along with an increase in general and administrative costs to support additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 50.7% for the 52-weeks ended January 30, 1999 from 47.1% for the 53-weeks ended January 31, 1998.

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

         Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $14.2 million, or 21.0%, to $53.7 million during the transition period from $68.0 million during fiscal year 1997. As a percentage of net sales, gross profit was 48.5% during the transition period compared to 50.7% in fiscal year 1997. Gross profit as a percentage to net sales decreased primarily from the seasonality of the seven-month transition period compared with the full prior year, additional seasonal promotions and a lower capitalized inventory overhead.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $9.1 million, or 14.5%, to $53.9 million during the transition period from $63.1 million for fiscal year 1997. As a percentage of net sales, selling, general and administrative expenses increased to 48.7% for the transition period from 47.1% for fiscal year 1997. The increase resulted from the expansion of the Company's direct mail advertising program and a test of television advertising in selected markets and the cost to open seven more superstores during the transition period. These increases were partially offset by the leveraging of corporate administrative costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Sources and Uses of Cash

         Operating activities provided $8.7 million in the fiscal year ended January 29, 2000 compared to $13.0 million in the fiscal year ended January 30, 1999. The items most significantly influencing this change were the $14.0 million noncash portion of reorganization items and $41.4 million increase in liabilities subject to compromise which was partially offset by the related $24.0 million decrease in accounts payable.

         Cash flows used in investment activities were $2.0 million in the fiscal year ended January 29, 2000 and $8.7 million in the fiscal year ended January 30, 1999. The Company's capital expenditures were primarily related to investments in information technology systems. In 1999 the Company entered into master capital lease agreements for the purchase of warehouse equipment and store surveillance equipment. Amounts financed under these agreements were $128 and $40 respectively.

         Cash flows used in financing activities were $8.5 million for the fiscal year ended January 29, 2000 and $0.8 million for the fiscal year ended January 30, 1999. In March 1999 the Company used $24.7 million of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

         On March 23, 1999, the Company filed the Chapter 11 Cases to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 2000 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and the effects of the Chapter 11 Cases. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been approved and confirmed in connection with the Chapter 11 Cases.

         As debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary obligations associated with the daily operation of its business, including the timely payment of new inventory shipments, employee wages and other obligations. As permitted under the Bankruptcy Code, the Company received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 27 stores in fiscal 1999. The Company has not completed its review of all of its prepetition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

         The Company is a party to the Loan Agreement dated as of March 23, 1999, which was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of the confirmation of a plan of reorganization in the Chapter 11 Cases or March 23, 2001. The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50.0 million outstanding at any one time, including a sublimit of $10.0 million for the issuance of letters of credit. The Company intends to use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company.

         The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Company was in compliance with or had obtained waivers for all such convenants as of January 29, 2000.

         As of April 7, 2000, the Company had $22.0 million of borrowings outstanding under the Loan Agreement and had utilized approximately $1.7 million of the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.

         The Company's present plans call for total capital expenditures of not more than $5.0 million in the fiscal year ending February 3, 2001. The Company had no material commitments in connection with these planned capital expenditures at January 29, 2000.

         The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.


Historic Sources and Uses of Cash

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

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

ITEM 10.   EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

Name                       Age     Position
----                       ---     --------

William E. Freeman (1)     57      President and Chief Executive Officer

 James D. Constantine (1)  47      Senior Vice President and Chief Financial
                                   Officer

Glen J. Franchi (1)        46      Executive Vice President, Chief Operating
                                   Officer and Treasurer

Gary W. Rada               46      Executive Vice President and General
                                   Merchandising Manager

Carol A. Travis (1)        49      Vice President and Secretary

Timothy F. Gower           49      Senior Vice President, Retail Store
                                   Operations

Robert Krentzman           51      Vice President, Information Technology

Joseph M. Cabon            53      Vice President, Distribution

William A. Beyerl          48      Vice President, Human Resources


(1) All the Officers, other than William Freeman, James Constantine, Glen Franchi, and Carol Travis, hold their respective positions in the Company's operating subsidiary.

         William E. Freeman has been President and Chief Executive Officer since October 1999. He is a co-founder of the Company, and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company.

         James D. Constantine has been Senior Vice President and Chief Financial Officer since February 2000. Prior to joining the Company, he was Senior Assistant Treasurer for Sears, Roebuck and Co. and held various managerial positions from 1981 to 1999. From 1974 to 1981 he held various managerial positions with Deloitte & Touche LLP.

         Glen J. Franchi has been Executive Vice President and Treasurer of the Company since March 1995. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

         Gary W. Rada has been Executive Vice President since October 1999. From January 1998 to October 1999, he served as Senior Vice President and General Merchandise Manager. From 1997 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which filed a voluntary petition for bankruptcy under Chapter 11 in February 1998. Prior to joining Bruno's, he held various management and merchandising positions with American Stores, including Merchandise Manager at American Drug Stores and Vice President of General Merchandise and Grocery Merchandising at Jewel Food Stores.

         Carol A. Travis has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994. She has been a Vice President of the Company's operating subsidiary since August 1987.

         Timothy F. Gower has been Senior Vice President, Retail Store Operations since October 1999. From April 1998 to October 1999, he served as Vice President, Retail Store Operations. Prior to that, from August 1997 to March 1998, he served as Vice President of Store Operations for Zellers Inc., Canada's largest discount store chain. Prior to joining Zellers, he held various store operations positions with Office Max and F&M SuperDrug Stores.

         Robert Krentzman has been Vice President, Information Technology since September 1995. From March 1994 to September 1995, he served as Director of Management Information Systems. From 1990 to 1994, he was Director, Management Information Systems, for Reader's Market, a division of Waldenbooks.

         Joseph M. Cabon has been Vice President, Distribution since April 1995. From December 1993 to January 1995, he was employed as a consultant in retail distribution. From October 1992 through December 1993, he was Vice President, Logistics for One Price Clothing, a specialty retailer. In January 1995, he filed a bankruptcy petition under chapter 7 of the United States Bankruptcy Code, and that same month received a discharge from indebtedness in connection therewith.

         William A. Beyerl has been Vice President, Human Resources since December 1999. From June 1999 to December 1999 he served as Director of Human Resources. From September 1997 to June 1999, he served as Director of Store Operations. From 1991 to 1997, he served as Director of Human Resources for Today's Man, a specialty menswear retailer on the East Coast. Prior to joining Today's Man, he held various management positions with Bradlees Department Stores and Gimbel's Department Stores.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of Documents filed as part of this Report on Form 10-K.

         1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999

                  Consolidated Statements of Operations for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997

                  Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997

                  Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

                  Independent Auditors' Report

                  Condensed Financial Information of Factory Card Outlet Corp. - Balance Sheets as of January 29, 2000 and January 30, 1999

                  Condensed Financial Information of Factory Card Outlet Corp. - Statements of Operations for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and fiscal year ended June 28, 1997

                  Condensed Financial Information of Factory Card Outlet Corp. - Statements of Cash Flows for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997

                  Notes to Condensed Financial Information of Factory Card Outlet Corp.

3.       List of Exhibits.

                  The following exhibits are included as part of this Annual Report on Form 10-K or incorporated herein by reference.

------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.                        Description
------------------------------------------------------------------------------------------------------------------------------------
3.1 (1)           Form of Amended and Restated Certificate of Incorporation of the Company.
------------------------------------------------------------------------------------------------------------------------------------
3.2 (2)           Amended and Restated By-Laws of the Company.
------------------------------------------------------------------------------------------------------------------------------------
4.1 (1)           Specimen of Registrant's Common Stock Certificate.
------------------------------------------------------------------------------------------------------------------------------------
10.1 (1)          Employment Agreement, dated as of April 6, 1995, by and between the Company and Charles R. Cumello.
------------------------------------------------------------------------------------------------------------------------------------
10.2 (1)          Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.
------------------------------------------------------------------------------------------------------------------------------------
10.3 (1)          Supply Agreement, dated as of August 2, 1996, by and between the Company and Fine Art Developments, p.l.c.
------------------------------------------------------------------------------------------------------------------------------------
10.4 (1)          Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.
------------------------------------------------------------------------------------------------------------------------------------
10.5 (1)          Lease Agreement between the Company and Elk Grove Village Industrial Park Ltd., dated July 17, 1995.
------------------------------------------------------------------------------------------------------------------------------------
10.5.1(1)         Industrial Building Lease dated as of October 28, 1996 by and between Centerpoint Realty Services Corporation and
                  FCO.
------------------------------------------------------------------------------------------------------------------------------------
10.6.1 (1)        1989 Stock Option Plan of the Company, as amended.
------------------------------------------------------------------------------------------------------------------------------------
10.6.2 (1)        1996 Employee Stock Purchase Plan of the Company.
------------------------------------------------------------------------------------------------------------------------------------
10.6.3 (1)        Incentive Savings Plan of the Company.
------------------------------------------------------------------------------------------------------------------------------------
10.7 (1)          Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.
10.7.1 (1)        Business Loan Agreement dated as of November 1, 1996 among the Company, FCO and Bank One.
------------------------------------------------------------------------------------------------------------------------------------
10.7.2 (2)        Commitment letter dated September 9, 1997 from Bank One.
------------------------------------------------------------------------------------------------------------------------------------
10.8 (1)          Loan Agreement dated as July 2, 1996 by and between FCO and Petra Capital, L.L.C. ("Petra")
------------------------------------------------------------------------------------------------------------------------------------
10.8.1 (1)        Stock Purchase Warrant dated July 2, 1996 by and between the Company and Petra, as amended.
------------------------------------------------------------------------------------------------------------------------------------
10.8.2 (1)        Secured Promissory Note dated July 2, 1996 by and between FCO and Petra.
------------------------------------------------------------------------------------------------------------------------------------
10.8.3 (1)        Security Agreement dated July 2, 1996 by and between FCO and Petra.
------------------------------------------------------------------------------------------------------------------------------------
10.8.4 (1)        Guaranty Agreement dated July 2, 1996 by and between the Company and Petra.
------------------------------------------------------------------------------------------------------------------------------------
10.9.1 (1)        Loan Agreement dated November 15, 1995 by and between FCO and Sirrom Capital Corporation ("Sirrom").
------------------------------------------------------------------------------------------------------------------------------------
10.9.2 (1)         Stock Purchase Warrant dated November 15, 1995 by and between the Company and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.3 (1)        Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.4 (1)        Security Agreement dated November 15, 1995 by and between FCO and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.5 (1)        Guaranty Agreement dated November 15, 1995 by and between the Company and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.6 (1)        First Amendment to Loan Agreement and Loan Documents dated June 28, 1996 by and between FCO and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.7 (1)        Stock Purchase Warrant dated June 28, 1996 by and between the Company and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.8 (1)        Secured Promissory Note dated June 28, 1996 by and between FCO and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.9.9 (1)        Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.9.10 (1)       Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.
------------------------------------------------------------------------------------------------------------------------------------
10.10.1 (1)       Term Lease Master Agreement dated October 28, 1996 by and between FCO and IBM Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.10.2 (1)       Master Lease Agreement dated August 19, 1996 by and between FCO and Symbol Lease, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.11 (3)         Loan and Security Agreement dated January 30, 1998 among Factory Card Outlet of America, Ltd. and BankBoston
                  Retail Finance Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.11.1 (4)       First Amendment to Loan and Security Agreement between FCO and BankBoston Retail Finance Inc. dated July 17, 1998
------------------------------------------------------------------------------------------------------------------------------------
10.11.2 (4)       Term Loan and Security Agreement between FCO and Back Bay Capital, LLC dated July 17, 1998
------------------------------------------------------------------------------------------------------------------------------------
10.12 (3)         1997 Outside Director Stock Option Plan
------------------------------------------------------------------------------------------------------------------------------------
10.13 (5)         Separation and Release Agreement between Factory Card Outlet Corp. and Charles R. Cumello
------------------------------------------------------------------------------------------------------------------------------------
10.14 (6)         Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation, Paragon Capital LLC
                  and Other Financial Institutions dated March 23, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.15             First Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation,
                  Paragon Capital LLC and Other Financial Institutions dated April 14, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.16             Second Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation,
                  Paragon Capital LLC and Other Financial Institutions dated August 20, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.17             Third Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation,
                  Paragon Capital LLC and Other Financial Institutions dated September 20, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.18             Fourth Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation,
                  Paragon Capital LLC and Other Financial Institutions dated December 20, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.19             Fifth Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill Capital Corporation,
                  Paragon Capital LLC and Other Financial Institutions dated March 3, 2000
------------------------------------------------------------------------------------------------------------------------------------
10.20             Separation Agreement between Factory Card Outlet Corp. and Stewart M. Kasen dated October 8, 1999
------------------------------------------------------------------------------------------------------------------------------------
10.21             Separation Agreement between Factory Card Outlet Corp. and Frederick G. Kraegel dated March 3, 2000
------------------------------------------------------------------------------------------------------------------------------------
10.22             Employment Agreement between Factory Card Outlet Corp. and James D. Constantine dated March 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
21.1(1)           List of the subsidiaries of the Company
------------------------------------------------------------------------------------------------------------------------------------
23.1              Consent of KPMG LLP
------------------------------------------------------------------------------------------------------------------------------------
27.1              Financial Data Schedule
------------------------------------------------------------------------------------------------------------------------------------
Notes

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

6. Incorporated by reference to the Company's Current Report on Form 8-K filed on April 28, 1999.

(b)      Reports on Form 8-K.

                  None.

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William E. Freeman and James D. Constantine with full power to act without the other, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby, ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2000                 FACTORY CARD OUTLET CORP.

                                     /s/ William E. Freeman
                                     ----------------------
                                     By:  William E. Freeman, President and
                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Title                              Date
-------------------------------------------------------------------------------------------------------------
 /s/ William E. Freeman                                                                 May 15, 2000
-----------------------
      William E. Freeman                  President and
                                          Chief Executive Officer

-------------------------------------------------------------------------------------------------------------

/s/ Glen J. Franchi                                                                     May 15, 2000
--------------------------
      Glen J. Franchi                     Executive Vice President and
                                          Chief Accounting Officer

-------------------------------------------------------------------------------------------------------------

/s/  James D. Constantine                                                               May 15, 2000
-------------------------
      James D. Constantine                Senior Vice President and
                                          Chief Financial Officer

-------------------------------------------------------------------------------------------------------------

/s/  J. Bayard Kelly                                                                    May 15, 2000
--------------------
     J. Bayard Kelly                      Director

-------------------------------------------------------------------------------------------------------------


/s/ James L. Nouss                                                                      May 15, 2000
------------------
    James L. Nouss                        Director

-------------------------------------------------------------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                                                                                                                 Page
                                                                                                                 ----

Independent Auditors' Report ...............................................................................      F-2

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999 ....................................      F-3

Consolidated Statements of Operations for the fiscal years ended January 29, 2000 and
      January 30, 1999, the transition period ended January 31, 1998 and the fiscal year
      ended June 28, 1997  .................................................................................      F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended
     January 31, 1998 and the fiscal year ended June 28, 1997 ..............................................      F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 29,
     2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended
      June 28, 1997 ........................................................................................      F-6

Notes to Consolidated Financial Statements .................................................................      F-7


                          Independent Auditors' Report

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

      We have audited the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997. These consolidated financial statements are the responsibility of the management of Factory Card Outlet Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in March 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code. In addition, the Company has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  KPMG LLP


Chicago, Illinois
March 21, 2000

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                                               January 29,          January 30,
                                                                                  2000                 1999
                                                                            ------------------    ----------------
                                  ASSETS
Current assets:
   Cash                                                                     $           1,713     $         3,597
   Merchandise inventories                                                             56,142              61,658
   Refundable income taxes                                                                  -                 747
   Prepaid expenses and other                                                           1,748                 980
                                                                            ------------------     --------------
     Total current assets                                                              59,603              66,982

Fixed assets, net                                                                      30,559              39,585
Other assets                                                                              641               1,004
                                                                            ------------------    ----------------

     Total assets                                                           $          90,803     $       107,571
                                                                            ==================    ================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Debt                                                                     $          22,869     $        34,153
   Accounts payable                                                                     9,103              33,089
   Accrued expenses                                                                     8,662               8,755
                                                                            ------------------    ----------------
     Total current liabilities                                                         40,634              75,997

Deferred rent                                                                               -               7,396
                                                                            ------------------    ----------------


Liabilities subject to compromise                                                      54,872                   -
                                                                            ------------------    ----------------

Stockholders' equity (deficit):
    Common stock-$.01 par value.  Voting class-authorized 15,000,000 shares; 7,503,098 shares issued and outstanding. Non-voting
     class-authorized 205,000 shares; no shares issued or outstanding.                    75                  75
    Additional paid-in capital                                                        52,021              52,021
    Accumulated deficit                                                              (56,799)            (27,918)
                                                                              ----------------      --------------

     Total stockholders' equity (deficit)                                             (4,703)              24,178
                                                                            ------------------    ----------------

     Total liabilities and stockholders' equity (deficit)                   $          90,803     $       107,571
                                                                            ==================    ================

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)

                                                         FISCAL YEAR ENDED             TRANSITION               FISCAL
                                                   -------------------------------    PERIOD ENDED            YEAR ENDED
                                                    JANUARY 29,      JANUARY 30,      JANUARY 31,              JUNE 28,
                                                        2000             1999             1998                   1997
                                                   ---------------  --------------   ---------------       -----------------
Net sales                                          $      217,658   $     226,499    $      110,699      $          133,945
Cost of sales                                             121,224         134,996            56,977                  65,981
                                                   ---------------  --------------   ---------------     -------------------

   Gross profit                                            96,434          91,503            53,722                  67,964
Selling, general and administrative expenses              101,892         114,836            53,935                  63,077
                                                    --------------  --------------   ---------------     -------------------

   Income (loss) from operations                          (5,458)        (23,333)             (213)                   4,887
Interest expense                                            3,049           4,572             1,269                   1,402
                                                   ---------------  --------------   ---------------     -------------------

   Income (loss) before reorganization items, net,
     income taxes (benefit) and                            (8,507)        (27,905)           (1,482)                   3,485
       extraordinary item
       Reorganization items, net                           19,082         -                 -                     -
                                                   ---------------  --------------   ---------------     -------------------
   Income (loss) before income taxes (benefit)
     and extraordinary item                              (27,589)        (27,905)           (1,482)                   3,485
Income taxes (benefit)                                    -                   451             (593)                   1,462
                                                   ---------------  --------------   ---------------     -------------------

   Income (loss) before extraordinary item               (27,589)        (28,356)             (889)                   2,023
Extraordinary item - loss on early retirement of
debt,
           net of income tax benefit                      (1,292)         -                 -                         (313)

                                                   ---------------  --------------   ---------------     -------------------
   Net income (loss)                               $     (28,881)   $    (28,356)    $        (889)      $            1,710
                                                   ===============  ==============   ===============     ===================

Earnings (loss) per share - basic
   Before extraordinary item                       $       (3.68)   $      (3.82)    $       (0.12)      $             0.35
   Extraordinary item                                      (0.17)         -                 -                        (0.05)
                                                   ---------------  --------------   ---------------     -------------------

   Net income (loss) per share - basic             $       (3.85)   $      (3.82)    $       (0.12)      $             0.30
                                                   ===============  ==============   ===============     ===================

Weighted average shares outstanding                     7,503,098       7,422,069         7,261,542               5,739,962
                                                   ===============  ==============   ===============     ===================

Earnings (loss) per share - diluted
   Before extraordinary item                       $       (3.68)   $      (3.82)    $       (0.12)      $             0.30
   Extraordinary item                                      (0.17)         -                 -                        (0.04)
                                                   ---------------  --------------   ---------------     -------------------

   Net income (loss) per share - diluted           $       (3.85)   $      (3.82)    $       (0.12)      $             0.26
                                                   ===============  ==============   ===============     ===================
Weighted average shares outstanding                     7,503,098       7,422,069         7,261,542               6,686,243
                                                   ===============  ==============   ===============     ===================


See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY


            Consolidated Statements of Stockholders' Equity (Deficit)
              (Dollar amounts in thousands, except per share data)


                                                                                                                 TOTAL
                                                                    ADDITIONAL    RETAINED                     STOCKHOLDERS'
                              PREFERRED STOCK      COMMON STOCK      PAID-IN      EARNINGS    TREASURY STOCK     EQUITY
                              ----------------- --------------------                         -----------------
                              SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL     (DEFICIT)   SHARES   AMOUNT   (DEFICIT)
                              ------- --------- --------- ---------------------  ----------- -------- -------- -----------
Balance at June 29, 1996      52,416   14,457    933,720   $ 3,050  $     -      $   (383)        -   $      - $ 17,124

Net income                         -        -          -         -        -         1,710         -          -    1,710
Issuance of Series C
   convertible
   preferred stock            25,639    9,739          -         -        -             -         -          -    9,739
Additional paid-in capital
   attributable to common
   stock warrants                  -        -          -       264        -             -         -          -      264
Conversion of all convertible
   preferred stock to
   common stock              (78,055) (24,196) 3,134,674    24,196        -             -         -          -        -
Redesignation of common stock
   from no par value
   to $.01 par value               -        -          -   (27,469)   27,469            -         -          -        -
Issuance of common stock -
   Initial public offering         -        -  2,944,050        29    23,094            -         -          -   23,123
Exercise of stock options
   and warrants                    -        -    218,767         2       400            -     1,529        (13)      389
Treasury stock transactions,
    net                            -        -          -        -        (12)           -     7,168        (64)      (76)
                           --------- --------  --------- --------  ---------    --------- ---------  --------- ---------
Balance at June 28, 1997           -        -  7,231,211       72     50,951        1,327     8,697        (77)   52,273

Net loss                           -        -          -        -          -         (889)        -         -       (889)
Exercise of stock options
   and warrants                    -        -    104,308        1        317            -         -         -        318
Sale of treasury stock to
   employee stock
   Purchase plan                   -        -          -        -        (45)           -    (8,697)       77         32
                           --------- --------  --------- --------  ---------    --------- ---------  --------- ---------

Balance at January 31, 1998       -         -  7,335,519       73     51,223          438         -          -     51,734

Net loss                          -         -          -        -          -      (28,356)        -          -    (28,356)
Exercise of stock options
   and warrants                   -         -    167,579        2        798            -         -         -        800
                           --------- --------  --------- --------  ---------    --------- ---------  --------- ---------

Balance at January 30, 1999       -  $      -  7,503,098 $     75  $  52,021    $(27,918)         -  $       - $  24,178

Net loss                          -         -          -        -          -     (28,881)         -          -   (28,881)
                           --------- --------  --------- --------  ---------    --------- ---------  --------- ---------
Balance at January 29, 2000       -  $      - $7,503,098 $     75  $  52,021   $ (56,799)         -  $       - $  (4,703)
                           --------- --------  --------- --------  ---------    --------- ---------  --------- ---------


See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                        TRANSITION     FISCAL YEAR
                                                              FISCAL YEAR ENDED           PERIOD          ENDED
                                                                                           ENDED
                                                         -----------------------------
                                                          JANUARY 29,     JANUARY 30,   JANUARY 31,     JUNE 28,
                                                              2000           1999          1998           1997
                                                         ---------------  ------------  ------------  --------------
  Cash flows from operating activities:
    Net income (loss) ....................................   $ (28,881)   $ (28,356)   $    (889)   $   1,710

    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of fixed assets ......       7,729        8,039        3,087        3,523
      Amortization of deferred financing costs and
   debt discount .........................................         762          543         --            337
      Noncash portion of reorganization items ............      14,034         --           --           --
      Extraordinary loss on early retirement of debt .....       1,292         --           --            313
      Deferred income taxes ..............................        --            835         (795)         585
      Loss of disposal of fixed assets ...................          36          649          191          359
      Stock option compensation ..........................        --             59           34          209

      Change in assets and liabilities:
           (Increase) decrease in assets:
               Merchandise inventories ...................       1,470       11,254      (17,553)     (13,555)
               Prepaid expenses and other ................         (20)         831         (382)      (1,083)
               Other assets ..............................        (835)      (1,168)         315       (1,602)
           Increase (decrease) in liabilities:
               Accounts payable ..........................     (23,986)      14,052        1,484        2,850
               Accrued expenses ..........................      (4,317)       4,262        1,662          111
               Deferred rent liabilities .................        --          2,080          904          850
               Liabilities subject to compromise .........      41,437         --           --           --
               Income taxes payable ......................        --           --           (503)         525
                                                             ---------    ---------    ---------    ---------

  Net cash provided by (used in) operating activities ....       8,721       13,080      (12,445)      (4,868)
                                                             ---------    ---------    ---------    ---------
  Net cash used in investing activities - purchase
  of fixed assets, net ...................................      (2,044)      (8,725)     (12,337)     (10,106)
                                                             ---------    ---------    ---------    ---------
  Cash flows from financing activities:
    Borrowings ...........................................     256,450      184,106       77,166       70,457
    Repayment of borrowings ..............................    (264,759)    (183,152)     (51,241)     (79,809)
    Proceeds from issuance of subordinated debentures ....        --           --           --          2,911
    Retirement of subordinated debentures ................        --           --           --         (8,000)
    Payment of long-term obligations .....................        (252)      (1,959)      (1,423)      (2,524)
    Proceeds from issuance of convertible preferred ......        --           --           --          8,638
   stock
    Proceeds from issuance of common stock ...............        --           --           --         23,123
    Proceeds from exercise of employee stock options .....        --            217          227          104
    Purchase of treasury stock ...........................        --           --           --           (180)
    Sale of treasury stock to employee stock purchase
   plan ..................................................        --           --             32          103
                                                             ---------    ---------    ---------    ---------

Net cash (used in) provided by financing activities ......      (8,561)        (788)      24,761       14,823
                                                             ---------    ---------    ---------    ---------

Net increase (decrease) in cash ..........................      (1,884)       3,567          (21)        (151)
Cash at beginning of year ................................       3,597           30           51          202
                                                             ---------    ---------    ---------    ---------
  Cash at end of year ....................................   $   1,713    $   3,597    $      30    $      51
                                                             =========    =========    =========    =========
Supplemental cash flow information:
     Interest paid .......................................   $   2,691    $   4,225    $   1,194    $   1,441
     Income taxes paid (refunded) ........................        (792)         307          857          350
Supplemental disclosure of noncash financing activities:
     Capital lease obligations incurred ..................         168        1,301        1,997        4,961
     Additional paid-in capital for warrants issued ......        --            514         --            264


See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                  AND SUSIDIARY

                   Notes to Consolidated Financial Statements
         (Dollar amounts in thousands, except share and per share data)

(1)      Reorganization and Chapter 11 Filing

         The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on March 23, 1999 (the "petition date") under case numbers 99-685 (JJF) and 99-686
         (JJF) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business as a debtor in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's liabilities, as of the petition date, are generally subject to settlement in a plan of reorganization, which must be voted on by certain of its creditors and confirmed by the Bankruptcy Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on prepetition debt unless permitted by the Bankruptcy Code or approved by the Bankruptcy Court. The Company will review all unexpired prepetition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company.

         The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. The commencement of the Chapter 11 Cases, and net losses resulting in a deficit, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not give effect to adjustments, some of which could be material, to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to
         (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing and (4) provide sufficient cash from operations to meet future obligations.

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

(2)      Summary of Significant Accounting Policies

         Basis of Presentation

         All intercompany balances and transactions have been eliminated in consolidatioin.


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


          Fiscal Year End Change

         In January 1998, the Company changed its fiscal year end to the Saturday closest to January 31. Prior to January 1998, the Company's fiscal year ended on the Saturday closed to June 30. The fiscal years ended January 29, 2000 and January 30, 1999, referred to as fiscal 1999 and 1998, each consisted of a 52-week period. The seven-month period from June 29, 1997 through January 31, 1998 is referred to as the transition period. The fiscal year ended June 28, 1997, referred to as fiscal 1997 consisted of a 52-week period.

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

         At January 29, 2000 and January 30, 1999, the Company has provisions of $4,166 and $11,300, respectively, for certain merchandise which is to be discontinued from its ongoing inventory assortment, as well as, inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays.

         Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization is computed on a straight line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Amortization related to capital leases is also included in depreciation and amortization. During fiscal 1998 the Company changed its estimate of the depreciable lives of certain technology equipment from ten to five years, resulting in additional depreciation expense of $771.

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

         Deferred Rent Liabilities

         Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. In fiscal 1999, deferred rent liabilities were reclassified to liabilities subject to compromise.

         Intangibles

         Certain software costs are capitalized and amortized on a straight line basis over three years. Unamortized software costs which are included in fixed assets, net were approximately $1,315 and $1,471 as of January 29, 2000 and January 30, 1999, respectively. Amortization of these software costs was approximately $875, $917, $564 and $545 for fiscal 1999 and 1998, the transition period and fiscal 1997, respectively.

         Advertising Expenses

         The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At January 29, 2000, $694 was included as prepaid expense. At January 30, 1999, no amounts were included as prepaid expense. In fiscal 1999 and 1998, the transition period and fiscal 1997, advertising expense was $7,897, $8,335, $4,681, and $4,006, respectively.

         Earnings per Share

         Earnings per share - basic was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes the effect of stock options and warrants. The reconciliation of earnings per share - basic to earnings per share - diluted is as follows:

                                                      Net income                      Per
                                                        (loss)        Shares         Share
                                                    --------------  ------------  -----------
         For fiscal 1999
         Earnings (loss) per share-basic and diluted:
         --------------------------------------------
         Net (loss) available to common
         stockholders                               $    (28,881)     7,503,098   $   (3.85)
                                                    ==============  ============  ===========

         For fiscal 1998
         Earnings (loss) per share-basic and diluted:
         --------------------------------------------
         Net (loss) available to common
         stockholders                               $    (28,356)     7,422,069   $   (3.82)
                                                    ==============  ============  ===========

         For the transition period
         Earnings (loss) per share-basic and diluted:
         --------------------------------------------
         Net (loss) available to common
         stockholders                               $       (889)     7,261,542   $   (0.12)
                                                    ==============  ============  ===========

         For fiscal 1997
         Earnings per share - basic:
         ---------------------------
         Net income                                 $       1,710     5,739,962   $     0.30
         Effect of dilutive securities:
              Stock options                                             870,057
              Warrants                                                   76,224
                                                                    ------------
         Earnings per share - diluted:
         -----------------------------
         Net income available to common
         stockholders and assumed conversions       $       1,710      6,686,243  $     0.26
                                                    ==============  ============  ===========

         Options to purchase common stock outstanding during the periods presented above were not included in the computation of earnings per share - diluted because the option price was greater than the average market price of the common shares during the respective periods. These options were 540,664, 462,334, 85,160 and 68,660 for fiscal 1999, fiscal 1998, the transition period and fiscal 1997, respectively.

         Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method.

         Reclassifications

         Certain prior period amounts have been reclassified to conform with the current year presentation.

 (3)     Fixed Assets

         The components of fixed assets, net at January 29, 2000 and January 30, 1999 are as follows:

                                                        January 29, January 30,
                                                           2000         1999
                                                       ------------ -----------
         Furniture and equipment                       $    43,772  $    45,464
         Leasehold improvements                             12,206       13,120
                                                       ------------ -----------

            Total fixed assets                              55,978       58,584

         Less accumulated depreciation and amortization     25,419       18,999
                                                       ------------ -----------

            Fixed assets, net                          $    30,559  $    39,585
                                                       ============ ===========


(4)      Debt

         Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") in March 1999 which provides up to $50,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which were met or waived at January 29, 2000.

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


(5)      Lease Commitments

         The Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

         The cost of fixed assets held under capital leases, certain of which legally could be characterized as financings, and included in fixed assets was $8,608 and $8,463 at January 29, 2000 and January 30, 1999 respectively. Accumulated amortization related to such fixed assets was $4,416 and $2,478 at January 29, 2000 and January 30, 1999,
         respectively. Fixed assets held under capital leases consist principally of technology, office and warehouse equipment.

         The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of January 29, 2000.

                                                                          Capital       Operating
         Fiscal year:                                                      leases        leases
                                                                    ------------------------------
         2000                                                        $       1,269  $      23,929
         2001                                                                  418         24,240
         2002                                                                  242         23,783
         2003                                                                   35         23,717
         Thereafter                                                              3         75,614
                                                                    ------------------------------

         Total minimum lease payments                                        1,967  $     171,283
                                                                                   ===============
         Less amount representing interest                                     156
                                                                    ---------------

         Present value of net minimum lease payments
         (including long-term lease obligations of $646)             $       1,811
                                                                    ===============

         The Company currently has the right to assume or reject unexpired lease contracts. Future minimum lease payments exclude payment for leases that have been rejected pursuant to Bankruptcy Court orders. Certain lessors of rejected leases have filed claims for damages and an estimate for such potential claims has been included in liabilities subject to compromise. The lease obligations described above are subject to possible adjustment under the Chapter 11 Cases.

         Rent expense charged to operations under operating leases was $25,722 and $26,001 in fiscal 1999 and 1998, respectively, $11,390 in the transition period and $13,860 in fiscal 1997.


(6)      Liabilities Subject to Compromise

         The components of liabilities subject to compromise at January 29, 2000 are as follows:

                                                           January 29,
                                                               2000
                                                       ------------------
         Accounts payable                              $        39,216
         Accrued expenses                                        1,675
         Capital lease obligations                               3,597
         Potential claims related to
         rejection of certain real property leases               3,356
         Deferred rent obligations                               7,028
                                                       ------------------
                                                       $        54,872
                                                       ==================

         In conjunction with the Chapter 11 Cases, differences between claims filed by potential creditors and amounts recorded by the Company are currently being identified and reconciled. Any differences will be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court. Additional claims may arise in conjunction with the termination of contractual obligations related to executory contracts and leases. As a result, recorded amounts may be adjusted in the future. A plan of reorganization may materially change the amount and terms of these prepetition liabilities.

(7)      Reorganization Items, net

         In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $10,837. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $8,245 in fiscal 1999.


(8)      Income Taxes (Benefit)

         Income taxes (benefit), excluding the tax benefit related to the extraordinary items in fiscal 1999 and 1997, are as follows:

                                                                           Valuation
                                          Current          Deferred        Allowance         Total
                                      ----------------- --------------- ---------------- --------------
         Fiscal 1999:
            Federal:                  $        -        $      (8,893)  $         8,530  $       (363)
            State                              -               (2,124)            2,487            363
                                      -----------------------------------------------------------------
                                      $        -        $     (11,017)  $        11,017  $         -
                                      =================================================================
         Fiscal 1998:
           Federal                    $          (406)  $      (8,383)  $         9,905  $       1,116
           State                                    23         (2,099)            1,411          (665)
                                      -----------------------------------------------------------------
                                      $          (383)  $     (10,482)  $        11,316  $         451
                                      =================================================================
         Transition period:
           Federal                    $            193  $        (578)  $       -        $       (385)
           State                                  (48)           (160)          -                (208)
                                      -----------------------------------------------------------------
                                      $            145  $        (738)  $       -        $       (593)
                                      =================================================================
         Fiscal 1997:
           Federal                    $            797  $          459  $       -        $       1,256
           State                                    80             126          -                  206
                                      -----------------------------------------------------------------
                                      $            877  $          585  $       -        $       1,462
                                      =================================================================


         Income taxes (benefit) differs from the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefit) as a result of the following:

                                                               Fiscal        Fiscal      Transition      Fiscal
                                                                1999          1998         period         1997
                                                             ------------ ------------- ------------- --------------
         Computed "expected" income taxes
           (benefit)                                             (34.0)%        (34.0)%      (34.0)%          34.0%
         Increase (decrease) in income taxes
           resulting from:
              Increase in valuation allowance                     38.5           40.6           -                -
              State net operating loss carrybacks
                and carryforwards                                 (5.6)          (2.8)       (10.7)              -
              State and local income taxes, net of
                 Federal income tax benefit                        1.1           (2.3)         1.5             4.4
              Other, net                                             -            0.1          3.2             3.6
                                                             ------------ ------------- ------------- --------------
         Income taxes (benefit)                                      -  %         1.6%       (40.0)%          42.0%
                                                             ============ ============= ============= ==============

         Deferred income taxes on the balance sheet reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                 January 29,       January 30,
                                                                                     2000             1999
                                                                              ----------------  ----------------
         Deferred tax assets related to:
            Alternative minimum tax credit carryforward                        $          564   $           564
            Deferred rent liabilities                                                   1,154             1,296
            Accrued expenses                                                            2,002             1,756
            Merchandise inventories                                                     1,580             4,375
            Net operating loss carryforwards                                           20,151             6,051
                                                                              ----------------  ----------------

                Total deferred tax assets                                              25,451            14,042
            Valuation allowance                                                       (22,333)          (11,316)
                                                                              ----------------  ----------------

                Net deferred tax assets                                                 3,118             2,726

         Deferred tax liabilities related to fixed assets                               3,118             2,726
                                                                              ----------------  ----------------

                Net deferred tax asset                                         $            -    $            -
                                                                              ================  ================


         In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at January 29, 2000 and January 30, 1999.

         At January 29, 2000, the Company had net operating loss ("NOL") carryforwards for Federal tax purposes of $51,282 which expire beginning in 2017. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

(9)      Employee Benefit Plans

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

         Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standard ("SFAS") No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

                                                                       Fiscal              Transition      Fiscal
                                                             ----------------------------
                                                                 1999          1998          period         1997
                                                             --------------------------------------------------------
         Net income (loss)                    As reported     $   (28,881)  $   (28,356)   $      (889)  $     1,710
                                              Pro forma           (28,984)      (28,618)        (1,052)        1,450

         Earnings (loss) per share - diluted  As reported           (3.85)        (3.82)         (0.12)         0.26
                                              Pro forma             (3.86)        (3.86)         (0.13)         0.22

         Pro forma net income (loss) reflects only options granted during fiscal 1999 and 1998, the transition period and fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
         (loss) amounts presented above because compensation cost is reflected over the options' vesting periods of generally four years and compensation cost for options granted prior to July 1995 is not considered.

         The per share weighted average fair value of stock options granted during fiscal 1999 and 1998, the transition period and fiscal 1997 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: Fiscal 1999 and 1998 - expected dividend rate of 0.0%, risk-free interest rate of 5.0%, volatility of 68% and an expected life of approximately two years; transition period
         - expected dividend rate of 0.0%, risk-free interest rate of 6.0%, volatility of 60% and an expected life of approximately two years; Fiscal 1997 - expected dividend rate of 0.0%, risk-free interest rate of 6.2%, volatility of 60% and an expected life of approximately two years.

         Stock option activity is as follows:

                                --------------------- --------------------- --------------------- ---------------------
                                       Fiscal                Fiscal              Transition              Fiscal
                                        1999                  1998                 Period                 1997
                                --------------------- --------------------- --------------------- ---------------------
                                Number     Weighted   Number     Weighted   Number     Weighted-  Number     Weighted
                                of shares  -          of shares  -          of shares  average    of shares  -
                                           average               average               exercise              average
                                           exercise              exercise              price                 exercise
                                           price                 price                 per share             price
                                           per share             per share                                   per share
                                --------------------- --------------------- --------------------- ---------------------
         Outstanding -
         beginning of period    1,017,505      $4.34  1,173,749      $4.10  1,023,841      $2.97    739,346      $2.36
              Granted              15,000       2.38    147,000       6.44    325,000       6.85    432,083       3.58
              Exercised             -              -   (91,356)       2.49  (102,348)       2.22   (99,396)       1.17
              Forfeited         (491,841)       3.96  (211,888)       5.19   (72,744)       3.32   (48,192)       3.11
                                --------------------- --------------------- --------------------- ---------------------
         Outstanding at end
         of period                540,664       4.62  1,017,505       4.34  1,173,749       4.10  1,023,841       2.97
                                --------------------- --------------------- --------------------- ---------------------
         Exercisable at end
         of period                438,639       4.33    679,937       3.36    613,536       2.93    568,560       2.85
                                --------------------- --------------------- --------------------- ---------------------
         Weighted-average
         fair value of
         options granted
         during the period             $1.36                 $1.83                 $2.89                 $1.69
                                --------------------- --------------------- --------------------- ---------------------
         Available for future
         grants at end of
         period                       182,500               195,637               130,749               133,004
                                --------------------- --------------------- --------------------- ---------------------


         Information regarding options outstanding and exercisable at January 29, 2000 and January 30, 1999 is as follows:

                                         -----------------------------------------------------------------------------
                                                       Options outstanding                   Options exercisable
                                         -----------------------------------------------------------------------------
                                                            Weighted-       Weighted-                    Weighted-
                                                             Average         Average                      Average
                                              Number        Remaining        Exercise       Number       Exercise
          Range of Exercise Prices         outstanding   Contractual Life      Price     exercisable       Price
                                         -----------------------------------------------------------------------------
          January 29, 2000:
                 $   1.63    to $  2.38         17,000         9.01        $    2.29            500    $     1.63
                     2.49    to    2.49        262,445         5.65             2.49        256,421          2.49
                     3.50    to    9.00        261,219         6.80             6.92        181,718          6.93
                                         -----------------------------------------------------------------------------
                 $   1.63    to $ 9.00        540,664        6.31         $    4.62        438,639    $     4.33
                                         =============================================================================


           January  30, 1999:
                 $   .62     to $  1.63        164,680        0.96         $    0.67        155,680    $     0.62
                    2.49     to    2.49        366,869        6.79              2.49        334,138         2.49
                    3.50     to   11.00        485,956        8.30              6.97        190,119         7.14
                                         -----------------------------------------------------------------------------
                 $   .62     to $ 11.00      1,017,505        6.56         $    4.34        679,937    $     3.36
                                         =============================================================================


         Incentive Savings Plan

         The Incentive Savings Plan (the "ISP Plan") is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service.

         The Company makes a discretionary matching contribution to the ISP Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal 1999 and 1998, the transition period, and fiscal 1997, the Company's discretionary matching contributions to the ISP Plan were $193, $230, $95 and $121, respectively. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

         Employee Stock Purchase Plan

         In December 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering. Withholdings from employees for purchases under the ESPP Plan were -0- in fiscal 1999, $70 in fiscal 1998, $73 in the transition period and $161 in fiscal 1997.


(10)     Fair Value of Financial Instruments

         The Company's financial instruments at January 29, 2000 and January 30, 1999 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short maturity of these instruments. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument. Such fair values are subject to possible adjustment in conjunction with the bankruptcy proceedings discussed in Note 1.

(11)     Quarterly Financial Information (unaudited)

                  Following is a summary of unaudited quarterly information:

                                                                         First      Second       Third      Fourth
                                                                        quarter     quarter     quarter     Quarter
                                                                      ------------------------------------------------
          Fiscal  1999:
               Total sales                                                $52,533     $52,234     $50,485     $62,406
               Gross profit                                                24,413      25,813      21,148      25,060
               Income (loss) before reorganization
                   items, income taxes and                                (2,249)         249     (4,781)     (1,726)
          extraordinary item
               Loss before extraordinary item                            (14,796)     (1,760)     (7,078)     (3,955)
               Net loss                                                  (16,088)     (1,760)     (7,078)     (3,955)
               Net loss per share - basic and diluted                      (2.14)       (.23)       (.94)       (.54)

                                                                         First      Second       Third      Fourth
                                                                        quarter     quarter     quarter     quarter
                                                                      ------------------------------------------------
          Fiscal 1998:
               Total sales                                                $49,862     $54,749     $57,715    $ 64,173
               Gross profit                                                25,475      26,755      26,540      12,733
               Net income (loss)                                              568       (796)     (2,603)    (25,525)
               Net income (loss) per share - basic                           0.08      (0.11)      (0.35)      (3.40)
               Net income (loss) per share - diluted                         0.07      (0.11)      (0.35)      (3.40)



(12)     Supplemental Cash Flow Information

         In August 1996, the Company exchanged Series C preferred stock for consideration of trade accounts payable of $1,101.

         On December 12, 1996, all outstanding shares of Convertible preferred stock were converted into 3,134,674 shares, or $24,196 of common stock.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

         Under date of March 21, 2000 we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of January 29, 2000 and January 30, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on March 23, 1999, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code. In addition, the Company has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP


Chicago, Illinois
March 21, 2000

                                                                      Schedule I
                                                                      ----------

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY


          Condensed Financial Information of Factory Card Outlet Corp.

                                 Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                                               January 29,          January 30,
                                                                                   2000                1999
                                                                             -----------------    ----------------
                                   ASSETS
Current assets:
   Cash                                                                      $       -            $            17
   Due from subsidiary                                                                 12,179              13,716
   Note receivable - subsidiary                                                        47,648              40,188
                                                                             -----------------    ----------------

       Total current assets                                                            59,827              53,921

Investment in subsidiary                                                             (64,530)            (29,743)
                                                                             -----------------    ----------------

       Total assets                                                          $        (4,703)     $        24,178
                                                                             =================    ================

                       STOCKHOLDERS' EQUITY (DEFICIT)

Common stock -$.01 par value.  Voting class - authorized 15,000,000 shares; 7,503,098 shares issued and outstanding at January 29,
2000 and January 30, 1999.  Non-voting class - authorized 205,000 shares, no
shares issued or outstanding.                                                              75                  75
Additional paid-in capital                                                             52,021              52,021
Accumulated deficit                                                                  (56,799)            (27,918)
                                                                             -----------------    ----------------

       Total stockholders' equity (deficit)                                   $       (4,703)     $        24,178
                                                                             =================    ================


See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY


          Condensed Financial Information of Factory Card Outlet Corp.

                            Statements of Operations
                          (Dollar amounts in thousands)

                                                                                      Transition
                                                    Fiscal year      Fiscal year        period        Fiscal year
                                                       ended            ended           ended            ended
                                                    January 29,      January 30,     January 31,        June 28,
                                                        2000            1999             1998             1997
                                                   ---------------  --------------  ---------------  ---------------
Royalty income                                     $        3,265   $       3,397   $        1,660   $      -
Interest income - subsidiary note receivable                4,277           2,981            1,990            1,713
Equity in net income (loss) of subsidiary                (34,787)        (33,231)          (2,432)              716
                                                   ---------------  --------------  ---------------  ---------------

    Net revenue (loss)                                   (27,245)        (26,853)            1,218            2,429
Operating expenses                                          1,636           1,581            1,077          -
                                                   ---------------  --------------  ---------------  ---------------

     Income (loss) before income taxes ( benefit)        (28,881)        (28,434)              141            2,429
Income taxes (benefit)                                    -                  (78)            1,030              719
                                                   ---------------  --------------  ---------------  ---------------

     Net income (loss)                             $     (28,881)   $    (28,356)   $        (889)   $        1,710
                                                   ===============  ==============  ===============  ===============


See accompanying notes to condensed financial information.

                                                                      Schedule I
                                                                      ----------

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY


          Condensed Financial Information of Factory Card Outlet Corp.

                            Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                        Transition
                                                             Fiscal year  Fiscal year     period      Fiscal year
                                                                ended        ended         ended          ended
                                                             January 29,  January 30,   January 31,     June 28,
                                                                 2000         1999         1998           1997
                                                             -------------------------- ------------  --------------
  Cash flows from operating activities:
   Net income (loss)                                         $   (28,881) $   (28,356)        (889)   $       1,710
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Equity in net loss (income) of subsidiary                     34,787       33,231        2,432           (716)
     Decrease (increase) in due from subsidiary                     1,537          141          332            (53)
                                                             -------------------------- ------------  --------------

   Net cash provided by operating activities                        7,443        5,016        1,875             941
                                                             -------------------------- ------------  --------------

   Cash used in investing activities -
     Increase in note receivable from subsidiary                  (7,460)      (5,233)      (2,225)        (32,729)
                                                             -------------------------- ------------  --------------

   Cash flows from financing activities:
     Proceeds from issuance of Series C convertible
       preferred stock                                            -            -             -                8,638
     Proceeds from issuance of common stock                       -            -             -               23,123
     Proceeds from exercise of employee stock options             -                217          297             104
     Purchase of treasury stock                                   -            -             -                (180)
     Sale of treasury stock to employee stock purchase plan       -            -                 53             103
                                                             -------------------------- ------------  --------------

   Net cash provided by financing activities                      -                217          350          31,788
                                                             -------------------------- ------------  --------------

   Net increase (decrease) in cash                                    (17)      -             -              -
   Cash at beginning of year                                           17           17           17              17
                                                             -------------------------- ------------  --------------

   Cash at end of year                                       $     -      $         17  $        17   $          17
                                                             ========================== ============  ==============

   Supplemental disclosures of cash flow information:
      Noncash financing activities -
       In August 1996, the Company exchanged Series C
          Preferred stock for consideration
          of its subsidiary's trade accounts payable               -            -             -                1,101
       In December  1996, all outstanding shares
         of Convertible Preferred stock were converted into        -            -             -               24,196
          3,134,674 shares of common stock
       Additional paid-in capital recognized for
          Common stock warrants                                    -          514             -                  264

See accompanying notes to condensed financial information.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

      Notes to Condensed Financial Information of Factory Card Outlet Corp.
              (Dollar amounts in thousands, except per share data)

(1)      Basis of Accounting

                  The Condensed Financial Information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of January 29, 2000 and January 30, 1999 and the fiscal years ended January 29, 2000 and January 30, 1999, the transition period ended January 31, 1998 and the fiscal year ended June 28, 1997. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investment in and amounts due from its subsidiary are recorded on the equity basis.


(2)      Chapter 11 Filing

                  On March 23, 1999, the Company and its subsidiary, Factory Card Outlet of America Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See Note 1 to the Notes to Consolidated Financial Statements.

(3)      Guarantees

                  The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

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