Form 10-K405/A
period 2000-01-29
FACTORY CARD OUTLET CORP
filed 2000-05-31
CIK 1024441

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                              AMENDMENT NUMBER 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For The Fiscal Year Ended January 29, 2000  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                              For the Year Ended

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 25, 2000 was approximately $517,975, computed on the basis of the last reported bid price per share ($0.13) of such stock on the Over the Counter Bulletin Board system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares of the Registrant's Common Stock outstanding as of April 26, 2000 was 7,503,098.

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

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended January 29, 2000, as follows:

PART III, Items 10 - 13 are hereby amended as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Restated By-Laws currently provide for three directors. The names of the three directors, their ages, the respective years in which each first became a director of the Company, and their respective principal occupations during the past five years are as follows:

Name                   Age     Position With The Company                    Director Since
----                   ---     -------------------------                    --------------
William E. Freeman      58     Acting Chairman of the Board of Directors,
                                 President and Chief Executive Officer           1989
J. Bayard Kelly         68     Director                                          1989
James L. Nouss, Jr.     45     Director                                          1996

     William E. Freeman has been Acting Chairman of the Board of Directors since March 2000 and President and Chief Executive Officer since October 1999. He is a co-founder of the Company and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company. Since 1989, he has been involved in private venture capital financing and has also performed various management consulting assignments, primarily involving the marketing and distribution of consumer products. Prior to his appointment as President and Chief Executive Officer in October 1999, he was a member of the Compensation Committee.

     J. Bayard Kelly has been a Director since 1989. Since October 1995, Mr. Kelly has served as a merchandise consultant to the Company's operating subsidiary, and is the Company's Chairman Emeritus. Mr. Kelly was the founder of the Company's operating subsidiary and its President from 1989 to 1995. He is a member of the Audit Committee.

     James L. Nouss, Jr. has been a Director since September 1996. He is a partner at the law firm of Bryan Cave LLP. He is a member of the Audit Committee, the Compensation Committee and the Governance Committee.

Executive Officers

     Listed below are the names, present titles, and ages of all executive officers of the Company except for Mr. Freeman and the positions held by such persons in the last five years. For such information with respect to Mr. Freeman, see "Board of Directors" above. Each executive officer holds office until his successor is elected or appointed or until his death, resignation or removal.

     Glen J. Franchi, 46, has been Executive Vice President and Treasurer of the Company since March 1995. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

     James D. Constantine, 47, has been Senior Vice President and Chief Financial Officer since February 2000. Prior to joining the Company, he was Senior Assistant Treasurer for Sears, Roebuck and Co. and held various managerial positions from 1981 to 1999. From 1974 to 1981 he held various managerial positions with Deloitte & Touche LLP.

     Carol A. Travis, 49, has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994. She has been a Vice President of the Company's operating subsidiary since August 1987.

     Gary W. Rada, 46, has been Executive Vice President since October 1999. From January 1998 to October 1999, he served as Senior Vice President and General Merchandise Manager. From 1997 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which filed a voluntary petition for bankruptcy in February 1998. Prior to joining Bruno's, he held various management and merchandising positions with American Stores.

     Timothy F. Gower, 49, has been Senior Vice President, Retail Store Operations since October 1999. From April 1998 to October 1999, he served as Vice President, Retail Store Operations. Prior to that, from August 1997 to March 1998, he served as Vice President of Store Operations for Zellers Inc., Canada's largest discount store chain. Prior to joining Zellers, he held various store operations positions with Office Max and F&M SuperDrug Stores.

     Robert Krentzman, 51, has been Vice President, Information Technology since September 1995. From March 1994 to September 1995, he served as Director of Management Information Systems. From 1990 to 1994, he was Director, Management Information Systems, for Reader's Market, a division of Waldenbooks.

     Joseph M. Cabon, 53, has been Vice President, Distribution since April 1995. From December 1993 to January 1995, he was employed as a consultant in retail distribution. From October 1992 to December 1993, he was Vice President, Logistics for One Price Clothing, a specialty retailer. In January 1995, he filed a bankruptcy petition under chapter 7 of the United States Bankruptcy Code, and that same month received a discharge from indebtedness in connection therewith.

     William A. Beyerl, 48, has been Vice President, Human Resources since December 1999. From June 1999 to December 1999 he served as Director of Human Resources. From September 1997 to June 1999, he served as Director of Store Operations. From 1991 to 1997, he served as Director of Human Resources for Today's Man, a specialty menswear retailer on the East Coast. Prior to joining Today's Man, he held various management positions with Bradlees Department Stores and Gimbel's Department Stores.

Section 16 Reporting

     Section 16(a) of the Exchange Act requires the company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended January 29, 2000 were met.

ITEM 11.  EXECUTIVE OFFICERS COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation earned by the Company's President and Chief Executive Officer, its former Presidents and Chief Executive Officers and each of the other four most highly compensated officers of the Company and its operating subsidiary (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the twelve-month periods ended January 29, 2000, January 30, 1999, and January 31, 1998 (a 53-week period).


========================================================================================================
                                                                Annual Compensation
--------------------------------------------------------------------------------------------------------
Name and Principal Position                         Year   Salary   Bonus      Comp.          All Other
---------------------------                         ----   ------   -----      ----           ---------
                                                                    (1)(2)     Awards       Compensation
                                                                    ------     ------       ------------
                                                                             Securities          (3)
                                                                                                ----
                                                                             Underlying
                                                                             Option/SARs
                                                                                (#)(2)
                                                                                ------
--------------------------------------------------------------------------------------------------------
William E. Freeman(4).............................  2000  $ 81,835  14,524             -           5,299
  President and Chief Executive Officer             1999         -       -             -               -
                                                    1998         -       -        20,000               -
--------------------------------------------------------------------------------------------------------
Stewart M. Kasen(5)...............................  2000   320,000  42,080             -          15,724
  Former President and Chief Executive Officer      1999   224,000       -       100,000          37,712
                                                    1998         -       -        32,500               -
--------------------------------------------------------------------------------------------------------
Frederick G. Kraegel(6)...........................  2000   204,000  29,122             -          35,792
  Former Senior Vice President and Chief            1999     7,846       -             -               -
    Financial Officer                               1998         -       -             -               -
--------------------------------------------------------------------------------------------------------
Glen J. Franchi...................................  2000   200,000  31,512             -           8,948
  Executive Vice President and Treasurer            1999   200,000  24,617             -          10,845
                                                    1998   188,943       -         7,500           8,633
--------------------------------------------------------------------------------------------------------
Gary W. Rada(7)...................................  2000   221,538  35,919             -           3,811
  Executive Vice President, General                 1999   210,000  60,000        20,000         101,650
   Merchandise Manager                              1998         -       -             -               -
--------------------------------------------------------------------------------------------------------
Timothy F. Gower(8)...............................  2000   163,070  25,436             -           3,790
  Senior Vice President, Retail Store Operations    1999   113,654  10,000        15,000          66,784
                                                    1998         -       -             -               -
--------------------------------------------------------------------------------------------------------

========================================================================================================

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

(3) "All Other Compensation" consists of life insurance, payments to the executive's account pursuant to the Company's Savings Plan, automobile allowances, and reimbursement of relocation expenses to Mr. Freeman of $5,065 in 2000; Mr. Kasen of $1,361 in 2000 and $28,677 in 1999; Mr.
     Kraegel of $33,068 in 2000; Mr. Rada of $100,000 in 1999; and Mr. Gower of $65,974 in 1999.

(4)  Mr. Freeman was elected President and Chief Executive Officer in October
     1999.

(5) Mr. Kasen was elected President and Chief Executive Officer in May 1998 and resigned in October 1999.

(6)  Mr. Kraegel joined the Company in January 1999 and resigned in March 2000.

(7)  Mr. Rada joined the Company in January 1998.

(8)  Mr. Gower joined the Company in April 1998.



Option Grants, Exercises And Holdings

     Twelve-month Period Ended January 29, 2000 Option Grants. The following table sets forth certain information regarding options granted to the Name Executive Officers during the twelve-month period ended January 29, 2000.


                     Option Grants In Current Fiscal Year

================================================================================================================
                                               Individual Grants
----------------------------------------------------------------------------------------------------------------
                            Number of        Percentage of
                            Securities          Total                                     Potential Realizable
                            Underlying         Options                                      Value of Assumed
                             Options           Granted         Exercise                   Annual Rates of Stock
                             Granted         to Employees        Price      Expiration    Price Appreciation for
                              (#)(1)        in Fiscal Year     ($/share)       Date            Option Terms
                              ------        --------------     --------     ----------    ----------------------
----------------------------------------------------------------------------------------------------------------
                                                                                          5%($)(2)     10%($)(2)
                                                                                          --------     ---------
----------------------------------------------------------------------------------------------------------------
William E. Freeman........           -               -               -            -           -            -
----------------------------------------------------------------------------------------------------------------
Stewart M. Kasen..........           -               -               -            -           -            -
----------------------------------------------------------------------------------------------------------------
Frederick G. Kraegel......      15,000             100%         $2.375      2/04/09           -            -
----------------------------------------------------------------------------------------------------------------
Glen J. Franchi...........           -               -               -            -           -            -
----------------------------------------------------------------------------------------------------------------
Gary W. Rada..............           -               -               -            -           -            -
----------------------------------------------------------------------------------------------------------------
Timothy F. Gower..........           -               -               -            -           -            -
================================================================================================================

(1) All options are incentive stock options, expire 10 years from the date of grant and vest at the rate of 25% per year beginning one year from grant date.

(2) The potential realizable value portion of the foregoing table illustrates the gain that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the option. The fair value of the Common Stock at the date of grant of these options was determined to be $2.375 per share. Actual gains, if any, on the stock option exercises are dependent on the future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Twelve-month Period Ended January 29, 2000 Option Exercises And Holdings. The following table sets forth certain information regarding options held at January 29, 2000. No named executive officer exercised any options during this period.

   Aggregate Options Exercised In Last Fiscal Year And Fiscal Year-end Option
                                     Values

=================================================================================================================
                                                      Number of Securities
                                                           Underlying                   Value of Unexercised
                                                      Unexercised Options at           In-The Money Options at
                Name                                        1/29/00 (#)                      1/29/00($)(1)
                ----                              ------------------------------    ----------------------------
                                                  Exercisable     Unexerciseable    Exercisable    Unexercisable
                                                  -----------     --------------    -----------    -------------
----------------------------------------------------------------------------------------------------------------
William E. Freeman............................           93,653             6,667        -              -
----------------------------------------------------------------------------------------------------------------
Stewart Kasen.................................                -                 -        -              -
----------------------------------------------------------------------------------------------------------------
Frederick G. Kraegel..........................                -            15,000        -              -
----------------------------------------------------------------------------------------------------------------
Glen J. Franchi...............................           71,018             8,770        -              -
----------------------------------------------------------------------------------------------------------------
Gary Rada.....................................           10,000            10,000        -              -
----------------------------------------------------------------------------------------------------------------
Timothy F. Gower..............................            3,750            11,250        -              -
=================================================================================================================

(1) Represents the difference between the per share exercise price and the closing price of the Common Stock on January 29, 2000 ($ 0.125).


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

     1989 Stock Option Plan. The Company's 1989 Stock Option Plan (the "1989 Option Plan") was adopted by the Board of Directors and approved by the Company's stockholders in July 1989 and has been amended from time to time solely to reserve additional shares for future awards. At May 25, 1999, a total of 139,357 shares of Common Stock were reserved for future issuance under the 1989 Option Plan. The 1989 Option Plan is administered by the Compensation Committee. Under the 1989 Option Plan, options may be granted to employees, consultants and directors. Only employees may receive incentive stock options, which are intended to qualify for certain favorable tax treatment. The exercise price of incentive stock options under the 1989 Option Plan must equal the fair market value (as defined in the 1989 Option Plan) of the Common Stock on the date of grant. Options granted under the 1989 Option Plan generally vest on an annual basis over three or four years, and must be exercised within ten years. The 1989 Option Plan terminated in July 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Of Common Stock

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of May 22, 2000 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each of the Directors and the chief executive officer and other named executive officers and
(iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Company's Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").

                                                         Number          Percentage
                                                       Of Shares          Of Shares
                                                      Beneficially      Beneficially
Name Of Beneficial Holder                                 Owned            Owned
-------------------------                             ------------      -------------
Garlen Investments Limited(1).......................     1,131,708              15.1%
  c/o Jarir Investments
  Post Office Box 3196, Riyadh 11471, Saudi Arabia

Ronald L. Chez(2)...................................     1,027,800              13.7%
  c/o Schuyler, Roche & Zwirner
  130 East Randolph Street
  Chicago, Illinois 60601

Allstate Insurance Company(3).......................       873,356              11.6%
  3075 Sanders Road/Allstate Plaza
  Northbrook, IL  60062

Jasmine Trustees Ltd................................       381,398               5.1%
  Post Office Box 675
  Vine Street Chambers
  Vine Street, ST. Helier
  Jersey, Channel Islands
  United Kingdom

William E. Freeman(4)...............................       220,276               2.9%
J. Bayard Kelly(5)..................................       101,417               1.4%
James L. Nouss, Jr.(6)..............................        36,746                 *
Glen J. Franchi(7)..................................        78,140               1.0%
Gary W. Rada(8).....................................        20,250                 *
Timothy F. Gower(9).................................         7,500                 *
All directors and executive officers
   as a group (11 persons)(10)......................       524,589               7.0%

*    Less than 1%.

(1) Garlen Investments Limited is beneficially owned by Mandataria Fiduciary Limited, as trustee of a trust for the benefit of Muhammad Abdul Rahman Al-Agil, Nasser Abdul Rahman Al-Agil, Abdullah Abdul Rahman Al-Agil, Abdulkarim Abdul Rahman Al-Agil and Abdulsalam Abdul Rahman Al-Agil.

(2) Based on Amendment No. 3 to the Schedule 13D filed with the SEC on June 14, 1999.

(3) Allstate Insurance Company is the beneficial owner of 873,356 shares of the Common Stock which are held by the following owners of record: Allstate Insurance Company - 560,552, Allstate Life Insurance Company - 225,498, Continental Trust Company as Trustee for the Allstate Retirement Plan - 49,878 and Continental Trust Company as Trustee for the Agents Pension Plan
     - 37,428.

(4) Includes options to purchase 96,986 shares which are exercisable within 60 days of May 22, 2000.

(5) Includes options to purchase 42,394 shares which are exercisable within 60 days of May 22, 2000. All the Common Stock and options to purchase Common Stock are held in the Revocable Living Trust for J. Bayard Kelly, of which Mr. Kelly is the beneficial owner.

(6) Includes options to purchase 36,746 shares which are exercisable within 60 days of May 22, 2000.

(7) Includes options to purchase 76,038 shares which are exercisable within 60 days of May 22, 2000.

(8) Includes options to purchase 10,000 shares which are exercisable within 60 days of May 22, 2000.

(9) Includes options to purchase 7,500 shares which are exercisable within 60 days of May 22, 2000.

(10) Includes options to purchase 327,098 shares which are exercisable within 60 days of May 22, 2000.


ITEM 13.  CERTAIN TRANSACTIONS

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

     In the twelve-month period ended January 29, 2000, the Compensation Committee of the Company consisted of William E. Freeman and James L. Nouss Jr. until October 1999 when Robert C. Blattberg replaced Mr. Freeman. The Committee consisted of Mr. Nouss and Mr. Blattberg from October 1999 to March 2000. In March 2000 the Committee consisted only of Mr. Nouss because of Mr. Blattberg's resignation as Director of the Company effective March 13, 2000. It was agreed that Mr. Nouss would review all compensation matters prior to approval of the Company's Board of Directors. In the current fiscal year, it was agreed that Mr. Freeman would be eligible for an annual bonus of $235,000, subject to the successful emergence from chapter 11 and conditions to be decided upon by the Board of Directors.

Separation Agreements

     The Company and Mr. Stewart M. Kasen have entered into a Separation Agreement (the "Separation Agreement") confirming his resignation as of October 8, 1999 as President and Chief Executive Officer of the Company. Pursuant to the Separation Agreement, Mr. Kasen is entitled to a bi-weekly payment equal to $12,308 each regular bi-weekly payment payroll due during the 12-calendar month period beginning on October 1, 1999. Mr. Kasen is entitled to receive a Retention Bonus pursuant to the Company's "Retention Bonus Program for Officers" upon the Company's receipt of final approval of a Plan of Reorganization from the applicable judicial authority. Mr. Kasen is also entitled to receive a performance based bonus for the fiscal year ending January 29, 2000 to the extent the Company achieves the performance targets previously established by the Company's Management Incentive Plan for such fiscal year.

     The Company and Mr. Frederick G. Kraegel have entered into a Separation Agreement (the "Separation Agreement") confirming his resignation as of March 3, 2000, as Senior Vice President and Chief Financial Officer. Mr. Kraegel is entitled to a "Retention Bonus" of $20,400 on the separation date and $20,400 upon the payment of retention bonuses to the officers of the Company in accordance with the "Retention Bonus Program for Officers" following the Company's receipt of final approval of a Plan of Reorganization from the applicable judicial authority. Mr. Kraegel is also entitled to receive a performance based bonus for the fiscal year ending January 29, 2000 to the extent the company achieves the performance targets previously established by the Company's Management Incentive Plan for such fiscal year.


Signature


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2000.


                              FACTORY CARD OUTLET CORP.


                              By:  /s/  James D. Constantine
                                   -------------------------
                                   James D. Constantine
                                   Senior Vice President and
                                    Chief Financial Officer