Form 10-Q
period 2000-04-29
FACTORY CARD OUTLET CORP
filed 2000-06-13
CIK 1024441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended April 29, 2000

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

The number of shares of the Registrant's Common Stock outstanding as of June 8, 2000 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                      For the Quarter Ended April 29, 2000
                                     Index

                                                                                               Page

Part I   Financial Information

Item 1   Financial Statements (Unaudited):

         Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000                    3

         Consolidated Statements of Operations for the three fiscal months ended April 29,
           2000 and May 1, 1999                                                                   4


         Consolidated Statements of Cash Flows for the three fiscal months
           Ended April 29, 2000 and May 1, 1999                                                   5

         Notes to Consolidated Financial Statements                                              6-9

Item 2   Management's Discussion and Analysis of Financial Condition
           And Results of Operations                                                             9-12

Item 3   Quantitative and Qualitative Disclosures About Market Risk                               12

Part II  Other Information                                                                      12-13

         Signatures                                                                               14

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                                                           April 29,           January  29,
                                                                                              2000                 2000
                                                                                        ----------------       ------------
                                                                                          (Unaudited)
ASSETS

Current assets
   Cash                                                                                 $            275       $      1,713
   Merchandise inventories                                                                        53,694             56,142
   Prepaid expenses and other                                                                      2,043              1,748
                                                                                        ----------------       ------------
       Total current assets                                                                       56,012             59,603

Fixed assets, net                                                                                 29,036             30,559
Other assets                                                                                         664                641
                                                                                        ----------------       ------------

       Total assets                                                                     $         85,712       $     90,803
                                                                                        ================       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Debt                                                                               $         21,930       $     22,869
     Accounts payable                                                                              6,702              9,103
     Accrued expenses                                                                              9,655              8,662
                                                                                        ----------------       ------------

       Total current liabilities                                                                  38,287             40,634
                                                                                        ----------------       ------------

Liabilities subject to compromise                                                                 54,866             54,872
                                                                                        ----------------       ------------

Stockholders' equity (deficit)
   Common stock - $.01 par value.
     Voting class - authorized  15,000,000 shares; 7,503,098 shares issued and outstanding at October 30, 1999 and January 30, 1999, respectively.
      Non-voting class - authorized 205,000 shares, no shares issued or outstanding.                  75                 75
   Additional paid-in capital                                                                     52,021             52,021
   Accumulated deficit                                                                           (59,537)           (56,799)
                                                                                        ----------------       ------------

      Total stockholders' equity (deficit)                                                        (7,441)            (4,703)
                                                                                        ----------------       ------------

      Total liabilities and stockholders' equity (deficit)                              $         85,712       $     90,803
                                                                                        ================       ============

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
             (Dollar amounts in thousands, except per share data)


                                                                               Three fiscal months ended
                                                                      ------------------------------------------
                                                                              April 29,             May 1,
                                                                                2000                 1999
                                                                      -------------------    -------------------
                                                                          (Unaudited)            (Unaudited)
Net sales                                                               $          54,442      $          52,533
Cost of sales                                                                      28,962                 28,120
                                                                      -------------------    -------------------
   Gross profit                                                                    25,480                 24,413
Selling, general and administrative expenses                                       25,359                 25,768
Interest expense                                                                      848                    894
                                                                      -------------------    -------------------
   Loss before reorganization items, income taxes and
    extraordinary item                                                               (727)                (2,249)

Reorganization items, net                                                           2,011                 12,547
                                                                      -------------------    -------------------
   Loss before income taxes and extraordinary item                                 (2,738)               (14,796)
Income taxes                                                                            -                      -
                                                                      -------------------    -------------------
   Loss before extraordinary item                                                  (2,738)               (14,796)
Extraordinary item-loss on early retirement
     of debt                                                                            -                  1,292
                                                                      -------------------    -------------------
Net loss                                                                $          (2,738)     $         (16,088)
                                                                      ===================    ===================


Loss per share - basic and diluted
   Before extraordinary item                                            $           (0.36)      $          (1.97)
   Extraordinary item                                                                   -                  (0.17)
                                                                      -------------------    -------------------
      Net loss per share - basic and diluted                            $           (0.36)      $          (2.14)
                                                                      ===================    ===================

Weighted average shares outstanding -
   Basic and diluted                                                            7,503,098              7,503,098
                                                                      ===================    ===================

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)


                                                    Three fiscal months ended
                                                    --------------------------
                                                      April 29,      May 1,
                                                        2000          1999
                                                    -------------  -----------
                                                     (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                         $    (2,738)    $ (16,088)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   Activities:
     Depreciation and amortization of fixed assets        1,903         1,975
     Amortization of deferred financing costs               213           166
     Noncash portion of reorganization items              1,182        12,547
     Extraordinary loss on early retirement of debt           -         1,292
     Other                                                    -            36
     Changes in assets and liabilities:
       (Increase) decrease in assets:
          Merchandise inventories                         2,448         5,650
          Prepaid expenses and other assets                (530)       (1,882)
       Increase (decrease) in liabilities:
          Accounts  payable                              (2,401)      (29,947)
          Accrued expenses                                 (189)       (4,081)
          Liabilities subject to compromise                  87        40,213
                                                    -----------     ---------
Net cash provided by (used in) operating activities         (25)        9,881
                                                    -----------     ---------
Net cash used in investing activities - purchase
of fixed assets, net                                       (381)         (324)
                                                    -----------     ---------
Cash flows from financing activities:
   Borrowings                                            55,710        68,630
   Repayment of debt                                    (56,649)      (80,395)
   Payment of long-term obligations                         (93)         (107)
                                                    -----------     ---------
Net cash (used in) financing activities                  (1,032)      (11,872)
                                                    -----------     ---------
Net (decrease) increase in cash                          (1,438)       (2,315)
Cash at beginning of period                               1,713         3,597
                                                    -----------     ---------
Cash at end of period                               $       275     $   1,282
                                                    ===========     =========
Supplemental cash flow information:
  Interest paid                                     $       610     $   1,056

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

(1)  Organization and Basis of Presentation

          The consolidated unaudited financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"). The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

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

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the three fiscal months ended April 29, 2000. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

          The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The Company has obtained approval from the Bankruptcy Court of the extension of its exclusive period to file a plan and to solicit acceptances thereof to and including July 31, 2000 and September 29, 2000, respectively. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

          In connection therewith, on June 7, 2000 the Company announced that it and the Creditors' Committee have entered into a non-binding letter of intent with Saunders, Karp and Megrue ("SKM") (the "Letter of Intent"), a Connecticut based investment company, regarding a potential transaction which would provide the Company with sufficient funding to enable it to emerge from Chapter 11. The Letter of Intent is subject to, among other things, the completion of due diligence, the execution of definitive documentation and confirmation of a plan of reorganization that would have to be voted upon by creditors. The Letter of Intent outlines the following general terms of a transaction and plan of reorganization in which SKM would invest $19.5 million, for which it would receive a note and approximately 90% of the common stock of the Company upon its emergence from Chapter 11: General unsecured creditors, whose claims are estimated to be approximately $43 million, would receive a cash distribution that may approximate $5 million, a note in the approximate amount of $7 million, and approximately 10% of the common stock of the Company upon its emergence from Chapter 11. Because the proposal would not result in creditors recovering the full amount of their claims, it does not contemplate that holders of the Company's outstanding common stock would receive any distribution and, consequently, the existing stock would be cancelled.

          The Letter of Intent provides for SKM to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action and restricts the Company's ability to solicit alternative proposals. The Letter of Intent is subject to the approval of the Bankruptcy Court. Accordingly, on June 8, 2000 the Company filed a motion requesting Bankruptcy Court approval of the Letter of Intent. The Company expects that the motion will be heard by the Bankruptcy Court on June 29, 2000.

(2)  Debtor in Possession Facility

          Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $50,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived at April 29, 2000.

          Proceeds from the Loan Agreement were used in March 1999 to repay all borrowings under the Company's previous revolving credit agreement and term loan. As a result, the Company recognized an extraordinary loss of $1,292 associated with the early retirement of the Company's previous revolving credit agreement and term loan.

(3)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three fiscal month periods ended April 29, 2000 and May 1, 1999 include accruals for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

(5)  Reorganization Items

          During the three fiscal months ended April 29, 2000, reorganization costs include costs for professional fees and other costs related to the Company's reorganization. In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the three fiscal months ended May 1, 1999, the Company recorded a provision for reorganization costs relating to the store closings of approximately $11,365. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $1,182 in the three fiscal months ended May 1, 1999.

(6)  Income Taxes

          In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at April 29, 2000 and January 29, 2000.

(7)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                              Income                  Per
                                                              (loss)     Shares      share
                                                             --------   ---------   ------
        For the three fiscal months ended April 29, 2000 -
        Loss per share - basic and diluted:
        -----------------------------------------
        Net loss                                             $ (2,738)  7,503,098   $(0.36)
                                                             --------   ---------   ------

        For the three fiscal months ended May 1, 1999 -
        Loss per share - basic and diluted:
        -----------------------------------------
        Net loss                                             $(16,088)  7,503,098   $(2.14)
                                                             --------   ---------   ------

          For the quarter ended April 29, 2000 and May 1, 1999, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

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

     In general, the results, performance or achievements of the Company and its stores are dependent upon a number of factors including, without limitation, the following: effects resulting from the commencement and completion of the chapter 11 proceedings; ability to meet sales plans; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demand; ability to maintain relationships with suppliers; successful implementation of information systems; successful handling of merchandise logistics; inventory shrinkage; ability to meet future capital needs; governmental regulations and other factors both referenced and not referenced in this Form 10-Q. When used in this Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

     In September 1999 the Company announced that it received notification that the NASDAQ's staff had delisted the Company's common stock from the NASDAQ National Market effective September 1, 1999. NASDAQ said the determination was based on the uncertainties concerning the Company's pending Chapter 11 Cases.

     The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of June 8, 2000, the Company operated 182 stores in 21 states. The Company does not plan to open any additional stores in 2000.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                                                    Three fiscal months ended
                                                                                 --------------------------------
                                                                                 April 29,                 May 1,
                                                                                    2000                    1999
                                                                                 ---------                 ------
Net sales                                                                          100.0%                  100.0%
Cost of sales                                                                       53.2                    53.5
                                                                                   -----                   -----
   Gross profit                                                                     46.8                    46.5
Selling, general and administrative expenses                                        46.6                    49.1
Interest expense                                                                     1.6                     1.7
                                                                                   -----                   -----
   Loss before reorganization items, income taxes and extraordinary item            (1.4)                   (4.3)
Reorganization items, net                                                            3.7                    23.9
                                                                                   -----                   -----
   Loss before income taxes and extraordinary item                                  (5.1)                  (28.2)
Income taxes                                                                           -                       -
                                                                                   -----                   -----
   Loss before extraordinary item                                                   (5.1)                  (28.2)
Extraordinary item-loss on early retirement of debt                                    -                     2.4
   Net loss                                                                         (5.1)%                 (30.6)%
                                                                                   =====                   =====

Number of stores open at end of period                                               182                     209

Three Fiscal Months Ended April 29, 2000 and May 1, 1999

     Net Sales. Net sales increased $1,909, or 3.6%, to $54,442 for the three fiscal month period ended April 29, 2000 from $52,533 for the three fiscal month period ended May 1, 1999. Comparable store sales increased $5,741 or 11.8%. The increase in net sales was the direct result of improved flow of merchandise to the stores. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

     Gross Profit. Cost of sales includes distribution costs. Gross profit increased $1,067 or 4.4%, to $25,480 for the three fiscal month period ended April 29, 2000 from $24,413 for the three fiscal month period ended May 1, 1999. As a percentage of net sales, gross profit was 46.8% for the three fiscal month period ended April 29, 2000 compared to 46.5% in the same period in the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $409 or 1.6%, to $25,359 for the three fiscal month period ended April 29, 2000 from $25,768 for the three fiscal month period ended May 1, 1999. This decrease resulted primarily from operating 27 fewer stores during most of the period. As previously discussed, the Company closed 27 stores in April 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 46.6% in the three fiscal month period ended April 29, 2000 from 49.1% in the three fiscal month period ended May 1, 1999.

     Interest Expense. Interest expense was $848 in the three fiscal month period ended April 29, 2000 compared to $894 in the three fiscal month period ended May 1, 1999. This decrease resulted primarily from lower borrowing levels.

     Reorganization Items, net. Reorganization items decreased $10,536 or 84%, to $2,011 for the three fiscal month period ended April 29, 2000 from $12,547 for the three fiscal month period ended May 1, 1999. During the three fiscal months ended May 1, 1999, the Company recorded a provision for reorganization costs of $11,635 relating to the closing of 27 stores in April 1999.

     Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating loses for the three month period ended April 29, 2000 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at April 29, 2000 and January 29, 2000.

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

     The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. All such covenants have been met or waived at April 29, 2000.

     As of April 29, 2000, the Company had $21,930 of borrowings outstanding under the Loan Agreement and had utilized approximately $1,685 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

     At April 29, 2000 and May 1, 1999, the Company's working capital was $17,725 and $27,676 respectively. Net cash used in operating activities for the three fiscal month period ended April 29, 2000 was $25 compared to $9,881 of net cash provided for the three fiscal month period ended May 1, 1999. The decrease is primarily due to reorganization items recorded in conjunction with the Company's bankruptcy proceedings. As previously discussed, the Company filed a petition on March 23, 1999 for reorganization under chapter 11 of title 11 of the United States Code and subsequently closed 27 stores in April 1999.

     Net cash used in investing activities during the three fiscal month period ended April 29, 2000 and May 1, 1999 was $381 and $324, respectively. Net cash used in investing activities was primarily for capital expenditures for store equipment and equipment for the distribution center.

     Net cash used in financing activities during the three fiscal month period ended April 29, 2000 was $1,032 compared to $11,872 of net cash used in financing activities during the three fiscal months ended May 1, 1999. During March 1999, the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

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

     On June 7, 2000 the Company announced that it and the Creditors' Committee have entered into a non-binding Letter of Intent with Saunders, Karp and Megrue ("SKM") (the "Letter of Intent"), a Connecticut based investment company, regarding a potential transaction which would provide the Company with sufficient funding to enable it to emerge from Chapter 11. The Letter of Intent is subject to, among other things, the completion of due diligence, the execution of definitive documentation and confirmation of a plan of reorganization that would have to be voted upon by creditors. The Letter of Intent outlines the following general terms of a transaction and plan of reorganization in which SKM would invest $19.5 million, for which it would receive a note and approximately 90% of the common stock of the Company upon its emergence from Chapter 11: General unsecured creditors, whose claims are estimated to be approximately $43 million, would receive a cash distribution that may approximate $5 million, a note in the approximate amount of $7 million, and approximately 10% of the common stock of the Company upon its emergence from Chapter 11. Because the proposal would not result in creditors recovering the full amount of their claims, it does not contemplate that holders of the Company's outstanding common stock would receive any distribution and, consequently, the existing stock would be cancelled.

     The Letter of Intent provides for SKM to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action and restricts the

Company's ability to solicit alternative proposals. The Letter of Intent is subject to the approval of the Bankruptcy Court. Accordingly, on June 8, 2000 the Company filed a motion requesting Bankruptcy Court approval of the Letter of Intent. The Company expects that the motion will be heard by the Bankruptcy Court on June 29, 2000.

     A copy of the letter of intent is attached hereto as Exhibit 10.1 and is incorporated herein by reference. A copy of the Company's press release, dated June 7, 1999, is attached hereto as Exhibit 99.1.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

         10.1 Letter of intent dated June 6, 2000 among Saunders Karp & Megrue, Factory Card Outlet Corp. and Factory Card Outlet of America, Ltd. and the Statutory Creditors' committee of Factory Card Outlet

         27.1  Financial Data Schedule

         99.1  Press release of the Company issued June 7, 2000

     (b) Reports on 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FACTORY CARD OUTLET CORP.

Dated: June 12, 2000         By: __________________________
                                    William E. Freeman
                                    President and Chief Executive Officer


Dated: June 12, 2000         By: ___________________________
                                    James D. Constantine
                                    Senior Vice President and Chief
                                    Financial Officer