Form 10-Q
period 2000-07-29
FACTORY CARD OUTLET CORP
filed 2000-09-18
CIK 1024441

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended July 29, 2000

                         Commission File Number: 21859

                           FACTORY CARD OUTLET CORP.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              36-3652087
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

                  2727 Diehl Road, Naperville, IL 60563-2371
              (Address of principal executive offices, zip code)

                               ----------------

      Registrant's telephone number, including area code: (630) 579-2000

                               ----------------

   Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the Registrant's Common Stock outstanding as of September 8, 2000 was 7,503,098.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)

                                   Form 10-Q

                      For the Quarter Ended July 29, 2000
                                     Index

                                                                          Page
                                                                          -----
 Part I  Financial Information

 Item 1  Financial Statements (unaudited):
         Consolidated Balance Sheets as of July 29, 2000 and January
         29, 2000......................................................     3
         Consolidated Statements of Operations for the three fiscal months and six fiscal months ended July 29, 2000 and July 31,
          1999.........................................................     4
         Consolidated Statements of Cash Flows for the six fiscal
          months ended July 29, 2000 and
          July 31, 1999................................................     5
         Notes to Consolidated Financial Statements....................    6-8

         Management's Discussion and Analysis of Financial Condition
 Item 2  and Results of Operations.....................................   9-13

 Item 3  Quantitative and Qualitative Disclosures About Market Risk....    13

 Part II Other Information.............................................   13-14

         Signatures....................................................    15

          PART I--FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                         July 29,   January 29,
                                                           2000        2000
                                                        ----------- -----------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash.................................................  $    187    $  1,713
  Merchandise inventories..............................    55,245      56,142
  Prepaid expenses and other...........................     1,052       1,748
                                                         --------    --------
    Total current assets...............................    56,484      59,603
Fixed assets, net......................................    27,650      30,559
Other assets...........................................       471         641
                                                         --------    --------
    Total assets.......................................  $ 84,605    $ 90,803
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt.................................................  $ 18,560    $ 22,869
  Accounts payable.....................................     7,481       9,103
  Accrued expenses.....................................    10,881       8,662
                                                         --------    --------
    Total current liabilities..........................    36,922      40,634
                                                         --------    --------
Liabilities subject to compromise......................    54,821      54,872
Stockholders' equity (deficit):
  Common stock--$.01 par value.
   Voting class--authorized 15,000,000 shares;
    7,503,098 shares issued and outstanding at July 29,
    2000 and January 29, 2000, respectively.
   Non-voting class--authorized 205,000 shares, no
    shares issued or outstanding.......................        75          75
  Additional paid-in capital...........................    52,021      52,021
  Accumulated deficit..................................   (59,234)    (56,799)
                                                         --------    --------
    Total stockholders' (deficit)......................    (7,138)     (4,703)
                                                         --------    --------
    Total liabilities and stockholders' (deficit)......  $ 84,605    $ 90,803
                                                         ========    ========





          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)

                                                            Six fiscal months
                                Three fiscal months ended         ended
                                -------------------------  --------------------
                                  July 29,     July 31,    July 29,   July 31,
                                    2000         1999        2000       1999
                                ------------ ------------  ---------  ---------
                                       (Unaudited)             (Unaudited)
Net sales.....................  $     59,426 $     52,234  $ 113,868  $ 104,767
Cost of sales.................        30,611       26,421     59,573     54,541
                                ------------ ------------  ---------  ---------
  Gross profit................        28,815       25,813     54,295     50,226
Selling, general and
 administrative expenses......        26,392       24,982     51,751     50,750
Interest expense..............           757          582      1,605      1,476
                                ------------ ------------  ---------  ---------
  Income (loss) before
   reorganization items and
   extraordinary item.........         1,666          249        939     (2,000)
Reorganization items, net.....         1,363        2,009      3,374     14,556
                                ------------ ------------  ---------  ---------
  Income (loss) before
   extraordinary item.........           303       (1,760)    (2,435)   (16,556)
Extraordinary item-loss on
 early retirement
 of debt......................           --           --         --       1,292
                                ------------ ------------  ---------  ---------
  Net income (loss)...........  $        303 $     (1,760) $  (2,435) $ (17,848)
                                ============ ============  =========  =========
Income (loss) per share--basic
 & diluted
  Before extraordinary item...  $       0.04 $      (0.23) $   (0.32) $   (2.21)
  Extraordinary item..........           --           --         --       (0.17)
                                ------------ ------------  ---------  ---------
  Net income (loss) per
   share--basic & diluted.....  $       0.04 $      (0.23) $   (0.32) $   (2.38)
                                ============ ============  =========  =========
Weighted average shares
 outstanding--basic/diluted...     7,503,098    7,503,098  7,503,098  7,503,098
                                ============ ============  =========  =========




          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                           Six fiscal months
                                                                 ended
                                                          --------------------
                                                          July 29,   July 31,
                                                            2000       1999
                                                          ---------  ---------
                                                              (Unaudited)
Cash flows from operating activities:
Net loss................................................  $  (2,435) $ (17,848)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating Activities:
  Depreciation and amortization of fixed assets.........      3,699      3,839
  Amortization of deferred financing costs and debt
   discount.............................................        390        401
  Non cash portion of reorganization items..............      1,621     13,590
  Extraordinary loss on early retirement of debt........        --       1,292
  Other.................................................         (4)        30
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Refundable income taxes...........................        --         292
      Merchandise inventories...........................        896      5,889
      Prepaid expenses and other assets.................        474     (1,165)
    Increase (decrease) in liabilities:
      Accounts payable..................................     (1,622)   (27,200)
      Accrued expenses..................................        599     (3,485)
      Liabilities subject to compromise.................        186     40,469
                                                          ---------  ---------
Net cash provided by operating activities...............      3,804     16,104
                                                          ---------  ---------
Net cash used in investing activities--purchase of fixed
 assets, net............................................       (799)      (957)
                                                          ---------  ---------
Cash flows from financing activities:
  Borrowings under revolving credit notes and term loan.    115,293    125,977
  Repayment of borrowings under revolving credit notes
   and term loan........................................   (119,603)  (143,253)
  Payment of long-term obligations......................       (221)      (108)
                                                          ---------  ---------
Net cash used in financing activities...................     (4,531)   (17,384)
                                                          ---------  ---------
Net decrease in cash....................................     (1,526)    (2,237)
Cash at beginning of period.............................      1,713      3,597
                                                          ---------  ---------
Cash at end of period...................................  $     187  $   1,360
                                                          =========  =========
Supplemental cash flow information:
  Interest paid.........................................  $   1,213  $   1,519
  Income taxes refunded.................................        --        (292)

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

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the six fiscal months ended July 29, 2000. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

   The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on November 30, 2000. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

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

   The Letter of Intent provides for SKM to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action and restricts the Company's and the Creditors' Committee's ability to solicit alternative proposals. The Letter of Intent was approved by the Bankruptcy Court on June 29, 2000. The Company, SKM and the Creditors' Committee are engaged in ongoing negotiations regarding the terms of the definitive documentation, including a plan of reorganization.

   Although the Letter of Intent restricts the Company's and the Creditors' Committee's ability to solicit alternative proposals that might facilitate the Company's emergence from Chapter 11, it does not restrict them from considering any proposals that may be submitted to them by third parties on an unsolicited basis. The Company is currently in the process of evaluating two unsolicited proposals that it and the Creditors' Committee have received. The Company continues to retain The Avalon Group as its investment banker.

(2) Debtor in Possession Facility

   Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $50,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime. The Loan Agreement expires on the earlier of March 23, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived.

   Proceeds from the Loan Agreement were used in March 1999 to repay all borrowings under the Company's previous revolving credit agreement and term loan. As a result, the Company recognized an extraordinary loss of $1,292 associated with the early retirement of the Company's previous revolving credit agreement and term loan.

(3) Management Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the six fiscal month periods ended July 29, 2000 and July 31, 1999 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

(5) Reorganization Items

   During the six fiscal months ended July 29, 2000, reorganization costs include costs for professional fees and other costs related to the Company's reorganization. In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the six fiscal months ended July 31, 1999, the Company recorded a provision for reorganization costs relating to the store closings of approximately $10,428. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $4,128 in the six fiscal months ended July 31, 1999.

   In August 2000, the Company announced that it would close and conduct closing sales at five under-performing stores. The costs associated with these five store closings are not reflected herein.

(6) Income Taxes (Benefit)

   In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at July 29, 2000 and January 29, 2000.

(7) Earnings Per Share

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share--basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                    Net                Per
                                                    Loss     Shares   share
                                                  --------  --------- ------
   For the six fiscal months ended July 29,
    2000--
   Loss per share--basic and diluted:
     Net loss.................................... $ (2,435) 7,503,098 $(0.32)
                                                  --------  --------- ------
   For the six fiscal months ended July 31,
    1999--
   Loss per share--basic and diluted:
     Net loss.................................... $(17,848) 7,503,098 $(2.38)
                                                  --------  --------- ------

   For the six fiscal months ended July 29, 2000 and July 31, 1999, no options to purchase common stock were included in the computation of earnings per share--diluted because the effect would be antidilutive.

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

   In September 1999, the Company announced that it received notification that the NASDAQ's staff had delisted the Company's common stock from the NASDAQ National Market effective September 1, 1999. NASDAQ said the determination was based on the uncertainties concerning the Company's pending Chapter 11 Cases.

   The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. The Company does not plan to open any additional stores in 2000 and announced in August 2000 that it would close five under-performing stores in August 2000. As of September 8, 2000, the Company operated 177 stores in 20 states.

Results of Operations

   The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                               Three fiscal     Six fiscal months
                                               months ended           ended
                                             -----------------  ------------------
                                             July 29, July 31,  July 29,  July 31,
                                               2000     1999      2000      1999
                                             -------- --------  --------  --------
Net sales..................................   100.0%   100.0%    100.0%    100.0%
Cost of sales..............................    51.5     50.6      52.3      52.1
                                              -----    -----     -----     -----
  Gross profit.............................    48.5     49.4      47.7      47.9
Selling, general and administrative
 expenses..................................    44.4     47.8      45.4      48.4
Interest expense...........................     1.3      1.1       1.4       1.4
                                              -----    -----     -----     -----
  Income (loss) before reorganization items
   and extraordinary item..................     2.8      0.5       0.9      (1.9)
Reorganization items, net..................     2.3      3.9       3.0      13.9
                                              -----    -----     -----     -----
  Income (loss) before extraordinary item..     0.5     (3.4)     (2.1)    (15.8)
Extraordinary item-loss on early retirement
 of debt...................................     --       --        --        1.2
                                              -----    -----     -----     -----
  Net income (loss)........................     0.5%    (3.4)%    (2.1)%   (17.0)%
                                              =====    =====     =====     =====
Number of stores open at end of period.....     182      182       182       182

Three Fiscal Months Ended July 29, 2000 and July 31, 1999

   Net Sales. Net sales and comparable store sales increased $7,192, or 13.8%, to $59,426 for the three fiscal month period ended July 29, 2000 from $52,234 for the three fiscal month period ended July 31, 1999. Prior year sales were negatively impacted by reduced flow of merchandise resulting from issues associated with the Company's liquidity and Chapter 11 Cases. All product categories in the three months ended July 29, 2000, except candy, showed improvement over the prior year quarter ended July 31, 1999. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. Due to the timing of store openings, 182 stores were included in comparable sales for the three fiscal months ended July 29, 2000 and the three fiscal month period ended July 31, 1999.

   Gross Profit. Cost of sales includes distribution costs. Gross profit increased $3,002 or 11.6% to $28,815 for the three fiscal month period ended July 29, 2000 from $25,813 for the three fiscal month period ended July 31, 1999. As a percentage of net sales, gross profit was 48.5% for the three fiscal month period ended July 29, 2000 compared to 49.4% in the same period in the prior year. Gross profit as a percentage of net sales decreased as a result of higher anticipated inventory shrink during the three fiscal months ended July 29, 2000.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,410 or 5.6%, to $26,392 for the three fiscal month period ended July 29, 2000 from $24,982 for the three fiscal month period ended July 31, 1999. This increase resulted primarily from higher store operating expenses coupled with an increase in advertising expense. As a percentage of net sales, selling, general and administrative expenses decreased to 44.4% in the three fiscal month period ended July 29, 2000 from 47.8% in the three fiscal month period ended July 31, 1999.

   Interest Expense. Interest expense was $757 in the three fiscal month period ended July 29, 2000 compared to $582 in the three fiscal month period ended July 31, 1999. This increase resulted primarily from higher borrowing levels coupled by a higher effective interest rate.

   Reorganization Items, net. Reorganization items decreased $646 or 32.2%, to $1,363 for the three fiscal month period ended July 29, 2000 from $2,009 for the three fiscal month period ended July 31, 1999. The fluctuation resulted from a decrease in professional fees related to the reorganization of the Company.

   Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating loses for the three month period ended July 29, 2000 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at July 29, 2000 and January 29, 2000.

Six Fiscal Months Ended July 29, 2000 and July 31, 1999

   Net Sales. Net sales increased $9,101 or 8.7%, to $113,868 for the six fiscal month period ended July 29, 2000 from $104,767 for the six fiscal month period ended July 31, 1999. Prior year sales were negatively impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. Comparable store sales increased $12,933 or 12.8% to $113,868 for the six months ended July 29, 2000 from $100,936 for the six months ended July 31, 1999. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

   Gross Profit. Cost of sales includes distribution costs. Gross profit increased $4,069 or 8.1%, to $54,295 for the six fiscal month period ended July 29, 2000 from $50,226 for the six fiscal month period ended July 31, 1999. As a percentage of net sales, gross profit was 47.7% for the six fiscal month period ended July 29, 2000 compared to 47.9% in the same period in the prior year.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,001 or 2.0%, to $51,751 for the six fiscal month period ended July 29, 2000 from $50,750 for the six fiscal month period ended July 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 45.4% in the six fiscal month period ended July 29, 2000 from 48.4% in the six fiscal month period ended July 31, 1999.

   Interest Expense. Interest expense was $1,605 in the six fiscal month period ended July 29, 2000 compared to $1,476 in the six fiscal month period ended July 31, 1999. This increase resulted primarily from higher borrowing levels coupled with a higher effective interest rate.

   Reorganization Items, net. Reorganization items decreased $11,182 or 76.8%, to $3,374 for the six fiscal month period ended July 29, 2000 from $14,556 for the six fiscal month period ended July 31, 1999. During the six fiscal months ended July 31, 1999, the Company recorded a provision for reorganization costs of $10,428 relating to the closing of 27 stores in April 1999. No expense was recorded for store closings for the six months ended July 29, 2000.

   Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the six fiscal month period ended July 29, 2000 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at July 29, 2000 and January 29, 2000.

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

   As a debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary prepetition obligations associated with the daily operation of its business, including employee wages and other obligations. As permitted under the Bankruptcy Code, the Company has received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 27 stores. These closing sales were completed in July 1999. The Company closed five additional stores in August 2000. The Company has not completed its review of all of its prepetition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

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

   The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. All such covenants have been met or waived.

   As of July 29, 2000, the Company had $18,560 of borrowings outstanding under the Loan Agreement and had utilized approximately $2,300 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

   At July 29, 2000 and July 31, 1999, the Company's working capital was $19,562 and $26,107, respectively. Net cash provided by operations for the six fiscal month period ended July 29, 2000 was $3,804 compared to $16,104 of net cash provided by for the six fiscal month period ended July 31, 1999. The decrease was a result of the non-cash portion of reorganization costs associated with the 27 store closings recorded in the six months ended July 31, 1999.

   Net cash used in investing activities during the six fiscal month periods ended July 29, 2000 and July 31, 1999 was $799 and $957, respectively. Net cash used in investing activities was primarily for capital expenditures for store and distribution center equipment.

   Net cash used in financing activities during the six fiscal month period ended July 29, 2000 was $4,531 compared to $17,384 of net cash used in financing activities during the six fiscal months ended July 31, 1999. During March 1999 the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

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

PART II--OTHER INFORMATION

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

   The Letter of Intent provides for SKM to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action and restricts the Company's and the Creditors' Committee's ability to solicit alternative proposals. The Letter of Intent was approved by the Bankruptcy Court on June 29, 2000. The Company, SKM and the Creditors' Committee are engaged in ongoing negotiations regarding the terms of the definitive documentation, including a plan of reorganization.

   Although the Letter of Intent restricts the Company's and the Creditors' Committee's ability to solicit alternative proposals that might facilitate the Company's emergence from Chapter 11, it does not restrict them from considering any proposals that may be submitted to them by third parties on an unsolicited basis. The Company is currently in the process of evaluating two unsolicited proposals that it and the Creditors' Committee have received. The Company continues to retain The Avalon Group as its investment banker.

   Several claims and cases have been filed by creditors of the Company relating to unpaid amounts due to such creditors. Payment of these amounts is now stayed in the Chapter 11 Cases. The Company is also from time to time involved in routine litigation, other than bankruptcy cases, incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

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

                                          Factory Card Outlet Corp.

                                          By: _________________________________
                                                    William E. Freeman
                                              President and Chief Executive
                                                         Officer
   Dated: September 18, 2000

                                          By: _________________________________
                                                   James D. Constantine
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (principal financial officer)
   Dated: September 18, 2000