Form 10-Q
period 2000-10-28
FACTORY CARD OUTLET CORP
filed 2000-12-12
CIK 1024441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended October 28, 2000

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the Registrant's Common Stock outstanding as of December 8, 2000 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                    For the Quarter Ended October 28, 2000
                                     Index


                                                                                                Page
Part I    Financial Information

Item 1    Financial Statements (unaudited):

          Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000                 3

          Consolidated Statements of Operations for the three fiscal months and nine fiscal
            months ended October 28, 2000 and October 30, 1999                                    4

          Consolidated Statements of Cash Flows for the nine fiscal months
            ended October 28, 2000 and October 30, 1999                                           5

          Notes to Consolidated Financial Statements                                            6-9

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                         10-14

Item 3    Quantitative and Qualitative Disclosures About Market Risk                             15

Part II   Other Information                                                                   15-16

          Signatures                                                                             16

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS



                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
             (Dollar amounts in thousands, except per share data)


                                                                                     October 28,             January 29,
                                                                                         2000                   2000
                                                                                     ------------           -------------
ASSETS                                                                               (Unaudited)
Current assets:
  Cash                                                                                 $    178                $  1,713
  Merchandise inventories                                                                64,122                  56,142
  Prepaid expenses and other                                                              2,001                   1,748
                                                                                       ---------               --------
     Total current assets                                                                66,301                  59,603

Fixed assets, net                                                                        26,243                  30,559
Other assets                                                                                481                     641
                                                                                       ---------               --------

     Total assets                                                                      $ 93,025                $ 90,803
                                                                                       ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Debt                                                                                 $ 28,766                $ 22,869
  Accounts payable                                                                       11,743                   9,103
  Accrued expenses                                                                        9,928                   8,662
                                                                                       ---------               --------

     Total current liabilities                                                           50,437                  40,634
                                                                                       ---------               --------

Liabilities subject to compromise                                                        55,214                  54,872

Stockholders' equity (deficit):
  Common stock - $.01 par value.
     Voting class - authorized  15,000,000 shares; 7,503,098 shares issued and outstanding at October 28, 2000 and January 29, 2000, respectively.
     Non-voting class - authorized 205,000 shares, no shares issued or
     outstanding.                                                                            75                      75
  Additional paid-in capital                                                             52,021                  52,021
  Accumulated deficit                                                                   (64,722)                (56,799)
                                                                                       ---------               --------

     Total stockholders' deficit                                                        (12,626)                 (4,703)
                                                                                       ---------               ---------

     Total liabilities and stockholders' deficit                                       $ 93,025                $ 90,803
                                                                                       =========               ========

See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
             (Dollar amounts in thousands, except per share data)


                                                  Three fiscal months ended        Nine fiscal months ended
                                                 ---------------------------     ---------------------------
                                                  October 28,   October 30,      October 28,      October 30,
                                                      2000          1999             2000            1999
                                                 ------------   ------------     ------------   ------------
                                                          (Unaudited)                    (Unaudited)
Net sales                                        $     50,778   $     50,485     $    164,646   $    155,252
Cost of sales                                          27,874         29,337           87,447         83,877
                                                 ------------   ------------     ------------   ------------
  Gross profit                                         22,904         21,148           77,199         71,375
Selling, general and administrative expenses           24,790         25,069           76,540         75,820
Interest expense                                          739            860            2,345          2,335
                                                 ------------   ------------     ------------   ------------
  Loss before reorganization items and
    extraordinary item                                 (2,625)        (4,781)          (1,686)        (6,780)

Reorganization items, net                               2,863          2,297            6,237         16,853
                                                 ------------   ------------     ------------   ------------
  Loss before extraordinary item                       (5,488)        (7,078)          (7,923)       (23,633)
Extraordinary item-loss on early retirement
  of debt                                                   -              -                -          1,292
                                                 ------------   ------------     ------------   ------------
  Net loss                                       $     (5,488)  $     (7,078)    $     (7,923)  $    (24,925)
                                                 ============   ============     ============   ============

Loss per share - basic & diluted
  Before extraordinary item                      $      (0.73)  $      (0.94)    $      (1.06)  $      (3.15)
  Extraordinary item                                        -              -                -          (0.17)
                                                 ------------   ------------     ------------   ------------
  Net loss per share - basic & diluted           $      (0.73)  $      (0.94)    $      (1.06)  $      (3.32)
                                                 ============   ============     ============   ============

Weighted average shares outstanding -
  basic & diluted                                   7,503,098      7,503,098        7,503,098      7,503,098
                                                 ============   ============     ============   ============


See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                           Nine fiscal months ended
                                                                          --------------------------
                                                                          October 28,    October 30,
                                                                             2000           1999
                                                                          -----------    -----------
                                                                                 (Unaudited)
Cash flows from operating activities:
    Net loss                                                               $  (7,923)     $ (24,925)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Depreciation and amortization of fixed assets                          5,436          5,762
        Amortization of deferred financing costs and debt discount               404            682
        Non-cash portion of reorganization items                               3,040         13,636
        Extraordinary loss on early retirement of debt                            --          1,292
        Other                                                                     23             58
        Changes in assets and liabilities:
            Increase in assets:
                Merchandise inventories                                       (7,980)        (4,572)
                Prepaid expenses and other assets                               (497)          (654)
            Increase (decrease) in liabilities:
                Accounts payable                                               2,640        (21,759)
                Accrued expenses                                                (874)        (4,511)
                Liabilities subject to compromise                                231         40,410
                                                                           ---------      ---------
Net cash provided by (used in) operating activities                           (5,500)         5,419
                                                                           ---------      ---------
Net cash used in investing activities--purchase of fixed assets, net          (1,591)        (1,675)
                                                                           ---------      ---------
Cash flows from financing activities:
    Borrowings under revolving credit notes and term loan                    178,775        188,990
    Repayment of borrowings under revolving credit notes and term loan      (172,879)      (196,066)
    Payment of long-term obligations                                            (340)          (177)
                                                                           ---------      ---------
Net cash provided by (used in) financing activities                            5,556         (7,253)
                                                                           ---------      ---------
Net decrease in cash                                                          (1,535)        (3,509)
Cash at beginning of period                                                    1,713          3,597
                                                                           ---------      ---------
Cash at end of period                                                      $     178      $      88
                                                                           =========      =========
Supplemental cash flow information:
    Interest paid                                                          $   1,875      $   2,014
    Income taxes refunded                                                         --           (792)


See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)


(1)  Organization and Basis of Presentation

          The consolidated unaudited financial statements include the accounts of Factory Card Outlet Corp. ("FCO") and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively with FCO, the "Company"). The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2000 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

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

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items in the Consolidated Statements of Operations. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

          The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on March 30, 2001. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

          In connection therewith, on October 11, 2000 the Company announced that it and the Statutory Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the Creditors' Committee) had entered into a non-binding letter of intent (the "Letter of Intent") with FCO Acquisition Corp. ("FCOAC") regarding a potential transaction which would provide the Company with sufficient funding to enable it to emerge from Chapter 11. The Letter of Intent is subject to, among other things, the completion of due diligence, the execution of definitive documentation and confirmation of a plan of reorganization that would have to be voted upon by creditors. Because the proposal would not result in creditors recovering the full amount of their claims, the Letter of Intent does not contemplate holders of the Company's outstanding common stock receiving any distribution. Consequently, the existing stock would be cancelled.

          The Letter of Intent provides for FCOAC to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action. The Letter of Intent was approved by the Bankruptcy Court on October 27, 2000. The Company, FCOAC and the Creditors' Committee are engaged in ongoing negotiations regarding the terms of the definitive documentation, including a plan of reorganization.

          Furthermore, on October 11, 2000 the Company announced that Saunders Karp & Megrue ("SKM"), which had entered into a non-binding letter of intent ("SKM Letter of Intent") with the Company and the Creditors' Committee in June 2000, terminated the SKM Letter of Intent. SKM indicated in its notice to the Company that its termination of SKM Letter of Intent should not be deemed as an indication that SKM has lost interest in pursuing a possible transaction.

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

(3)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the nine fiscal month periods ended October 28, 2000 and October 30, 1999 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

(5)  Reorganization Items

          In August 2000, the Company closed five under-performing stores. During the nine fiscal months ended October 28, 2000, the Company recorded a provision for reorganization costs relating to these store closings of approximately $1,177. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $5,060 in the nine fiscal months ended October 28, 2000.

          In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were under-performing or unprofitable. During the nine fiscal months ended October 30, 1999, the Company recorded a provision for reorganization costs relating to the store closings of approximately $10,634. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $6,219 in the nine fiscal months ended October 30, 1999.

(6)  Income Taxes (Benefit)

          In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at October 28, 2000 and January 29, 2000.

(7)  Earnings Per Share

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, earnings per share - basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                                   Net                   Per
                                                                   Loss      Shares     share
                                                                 --------   ---------  -------
            For the nine fiscal months ended October 28, 2000 -
            Loss per share - basic and diluted:
            -----------------------------------
            Net loss                                             $ (7,923)  7,503,098   $(1.06)
                                                                 --------   ---------  -------

            For the nine fiscal months ended October 30, 1999 -
            Loss per share - basic and diluted:
            -----------------------------------
            Net loss                                             $(24,925)  7,503,098   $(3.32)
                                                                 --------   ---------  -------

          For the nine fiscal months ended October 28, 2000 and October 30, 1999, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

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

     On October 11, 2000 the Company announced that it and the Statutory Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the Creditors' Committee) have entered into a non-binding letter of intent (the "Letter of Intent") with FCO Acquisition Corp. ("FCOAC") regarding a potential transaction which would provide the Company with sufficient funding to enable it to emerge from Chapter 11. The Letter of Intent is subject to, among other things, the completion of due diligence, the execution of definitive documentation and confirmation of a plan of reorganization that would have to be voted upon by creditors.

     The Letter of Intent provides for FCOAC to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action. However, the Letter of Intent does not restrict the Company's and the Creditors' Committee's ability to solicit alternative proposals. The Company continues to retain The Avalon Group, Ltd., New York as its investment banker. The Letter of Intent was approved by the Bankruptcy Court on October 27, 2000. The Company, FCOAC and the Creditors' Committee are engaged in ongoing negotiations regarding the terms of the definitive documentation, including a plan of reorganization.

     Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                          Three fiscal months ended                  Nine fiscal months ended
                                                      ---------------------------------        ------------------------------------
                                                       Oct. 28,             Oct. 30,             Oct. 28,              Oct. 30,
                                                         2000                 1999                 2000                  1999
                                                      -----------          -----------         ------------        -------------
Net sales                                                 100.0 %              100.0 %              100.0 %              100.0 %
Cost of sales                                              54.9                  58.1                53.1                 54.0
                                                      -----------          -----------         ------------        -------------
  Gross profit                                             45.1                  41.9                46.9                 46.0
Selling, general and administrative expenses               48.8                  49.7                46.5                 48.8
Interest expense                                            1.5                   1.7                 1.4                  1.5
                                                      -----------          ------------        ------------        -------------
  Loss before reorganization items and
  extraordinary item                                       (5.2)                 (9.5)               (1.0)                (4.3)
Reorganization items, net                                   5.6                   4.5                 3.8                 10.9
                                                      -----------          ------------        ------------        -------------
  Loss before extraordinary item                          (10.8)                (14.0)               (4.8)               (15.2)
Extraordinary item-loss on early retirement of  debt          -                     -                   -                  0.8
                                                      -----------          ------------        ------------        -------------
  Net loss                                                (10.8)%               (14.0)%              (4.8)%              (16.0)%
                                                      ===========          ============        ============        =============
Number of stores open at end of period                      177                   182                 177                  182

Three Fiscal Months Ended October 28, 2000 and October 30, 1999

     Net Sales. Net store sales increased $293, or 0.6%, to $50,778 for the three fiscal month period ended October 28, 2000 from $50,485 for the three fiscal month period ended October 30, 1999. Comparable store sales increased $1,137, or 2.8% for the same period. Operating five fewer stores impacted net sales in the current quarter. As previously reported, the Company closed five under-performing stores in August 2000. Comparable store sales were impacted by improved flow of merchandise to the stores. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. Due to the timing of store openings and closings, 177 stores were included in comparable sales for the three fiscal months ended October 28, 2000 and the three fiscal month period ended October 30, 1999.

     Gross Profit. Cost of sales includes distribution costs. Gross profit increased $1,756 or 8.3% to $22,904 for the three fiscal month period ended October 28, 2000 from $21,148 for the three fiscal month period ended October 30, 1999. As a percentage of net sales, gross profit was 45.1% for the three fiscal month period ended October 28, 2000 compared to 41.9% in the same period in the prior year. Gross profit as a percentage of net sales increased as a result of higher margins related to the sale of seasonal merchandise. Gross profit in the three fiscal month period ended October 30, 1999 was negatively impacted by reserve activity recorded to address significant amounts of Halloween seasonal carryover inventory.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $279 or 1.1%, to $24,790 for the three fiscal month period ended October 28, 2000 from $25,069 for the three fiscal month period ended October 30, 1999. This decrease resulted primarily from operating five fewer stores for the three fiscal month period ended October 28, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 48.8% in the three fiscal month period ended October 28, 2000 from 49.7% in the three fiscal month period ended October 30, 1999.

     Interest Expense. Interest expense was $739 in the three fiscal month period ended October 28, 2000 compared to $860 in the three fiscal month period ended October 30, 1999. This decrease resulted primarily from a reduction in the amortization of deferred bank costs.

     Reorganization Items, net. Reorganization items increased $566 or 24.6%, to $2,863 for the three fiscal month period ended October 28, 2000 from $2,297 for the three fiscal month period ended October 30, 1999. During the three fiscal months ended October 28, 2000, the Company recognized reorganization costs of $1,177 relating to the closing of five stores in August 2000.

     Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating loses for the three month period ended October 28, 2000 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at October 28, 2000 and January 29, 2000.


Nine Fiscal Months Ended October 28, 2000 and October 30, 1999

     Net Sales. Net sales increased $9,394 or 6.1%, to $164,646 for the nine fiscal month period ended October 28, 2000 from $155,252 for the nine fiscal month period ended October 30, 1999. Prior year sales were negatively impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. Comparable store sales increased $14,274 or 9.5% to $164,646 for the nine months ended October 28, 2000 from $150,372 for the nine months ended October 30, 1999. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales.

     Gross Profit. Cost of sales includes distribution costs. Gross profit increased $5,824 or 8.2%, to $77,199 for the nine fiscal month period ended October 28, 2000 from $71,375 for the nine fiscal month period ended October 30, 1999. As a percentage of net sales, gross profit was 46.9% for the nine fiscal month period ended October 28, 2000 compared to 46.0% in the same period in the prior year. Gross profit as a percentage of net sales increased primarily as a result of lower distribution costs coupled with higher gross margin rates in five of the seven product categories.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $720 or 0.9%, to $76,540 for the nine fiscal month period ended October 28, 2000 from $75,820 for the nine fiscal month period ended October 30, 1999. This increase resulted primarily from higher advertising costs offset by a decrease in store operating expenses relating to the closure of five stores in August 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 46.5% in the nine fiscal month period ended October 28, 2000 from 48.8% in the nine fiscal month period ended October 30, 1999.

     Interest Expense. Interest expense was $2,345 in the nine fiscal month period ended October 28, 2000 compared to $2,335 in the nine fiscal month period ended October 30, 1999. This increase resulted primarily from higher borrowing levels coupled with a higher effective interest rate.

     Reorganization Items, net. Reorganization items decreased $10,616 or 63.0%, to $6,237 for the nine fiscal month period ended October 28, 2000 from $16,853 for the nine fiscal month period ended October 30, 1999. During the nine fiscal months ended October 30, 1999, the Company recorded a provision for reorganization costs of $10,634 relating to the closing of 27 stores in April 1999. During the nine fiscal months ended October 28, 2000, the Company recorded a provision for reorganization costs of $1,177 for store closings in August 2000.

     Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the nine fiscal month period ended October 28, 2000 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at October 28, 2000 and January 29, 2000.

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

     As of October 28, 2000, the Company had $28,766 of borrowings outstanding under the Loan Agreement and had utilized approximately $2,300 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

     At October 28, 2000, the Company's working capital was $15,864. Net cash used in operations for the nine fiscal month period ended October 28, 2000 was $5,500 compared to $5,419 of net cash provided by operations for the nine fiscal month period ended October 30, 1999. The decrease was a result of the non-cash portion of reorganization costs associated with the 27 store closings recorded in the nine months ended October 30, 1999.

     Net cash used in investing activities during the nine fiscal month periods ended October 28, 2000 and October 30, 1999 was $1,591 and $1,675, respectively. Net cash used in investing activities was primarily for capital expenditures for store and distribution center equipment.

     Net cash provided by financing activities during the nine fiscal month period ended October 28, 2000 was $5,556 compared to $7,253 of net cash used in financing activities during the nine fiscal months ended October 30, 1999. During March 1999 the Company used $24,732 of borrowings under the Loan Agreement to pay the outstanding balances under the Company's previous revolving credit agreement and term loan.

     The Company does not intend to pay cash dividends in the foreseeable future and under the Loan Agreement is restricted from paying dividends on its capital stock.

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

     On October 11, 2000 the Company announced that it and the Statutory Committee of Unsecured Creditors (the Creditors' Committee) have entered into a non-binding Letter of Intent (the "Letter of Intent") with FCO Acquisition Corp. ("FCOAC") regarding a potential transaction which would provide the Company with sufficient funding to enable it to emerge from Chapter 11. The Letter of Intent is subject to, among other things, the completion of due diligence, the execution of definitive documentation and confirmation of a plan of reorganization that would have to be voted upon by creditors.

     The Letter of Intent provides for FCOAC to receive a break-up fee and expense reimbursement in the event that the Company decides to pursue an alternative transaction or course of action. However, the Letter of Intent does not restrict the Company's and the Creditors' Committee's ability to solicit alternative proposals. The Company continues to retain The Avalon Group, Ltd., New York as its investment banker. The Letter of Intent was approved by the Bankruptcy Court on October 27, 2000. The Company, FCOAC and the Creditors' Committee are engaged in ongoing negotiations regarding the terms of the definitive documentation, including a plan of reorganization.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on 8-K

          Form 8-K dated October 13, 2000, to report the entering into of the Letter of Intent dated October 11, 2000, among FCO Acquisition Corp., Factory Card Outlet Corp., Factory Card Outlet of America, Ltd., and the Statutory Committed of Unsecured Creditors of Factory Card Outlet Corp. and Factory Card Outlet of America, Ltd.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FACTORY CARD OUTLET CORP.


Dated:  December 8, 2000      By: /s/ William E. Freeman
                                 -------------------------------------------
                              William E. Freeman
                              President and Chief Executive Officer


Dated:  December 8, 2000      By: /s/ James D. Constantine
                                 -------------------------------------------
                              James D. Constantine
                              Senior Vice President and Chief Financial Officer
                              (principal financial officer)