Form 10-K
period 2001-02-03
FACTORY CARD OUTLET CORP
filed 2001-04-16
CIK 1024441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For The Fiscal Year Ended February 3, 2001 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the Year Ended

                         Commission File Number: 21859

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 27, 2001 was approximately $79,688, computed on the basis of the last reported bid price per share ($0.02) of such stock on the Over the Counter Bulletin Board system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   The number of shares of the Registrant's Common Stock outstanding as of March 27, 2001 was 7,503,098.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                           Annual Report on Form 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                                                 Page
                                                                                                 ----
Item 1   Business...............................................................................   1
Item 2   Properties.............................................................................   7
Item 3   Legal Proceedings......................................................................   7
Item 4   Submission of Matters to a Vote of Security Holders....................................   7

                                    PART II

Item 5   Market for the Registrant's Common Stock and Related Stockholder Matters...............   7
Item 6   Selected Financial Data................................................................   8
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  10
Item 7a  Quantitative and Qualitative Disclosures About Market Risks............................  13
Item 8   Financial Statements and Supplementary Data............................................  14
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  14

                                    PART III

Item 10  Chairman and Executive Officers of the Registrant......................................  15
Item 11  Executive Compensation.................................................................  15
Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  15
Item 13  Certain Relationships and Related Transactions.........................................  15

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  17

                                     PART I

ITEM 1. BUSINESS

General

   Factory Card Outlet Corp. ("FCO") and its subsidiary, Factory Card Outlet of America Ltd. (collectively, with FCO, the "Company"), are a chain of company-owned stores offering a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and other special occasion merchandise at everyday value prices. As of March 27, 2001, the Company operated 175 stores in 20 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is one of the largest chains of company-owned stores in the greeting card, party supply and special occasion industry. The Company opened 33 and 58 stores in fiscal 1998 and 1997, respectively. The Company currently has no plans to open any additional stores in fiscal 2001 and the Company closed 28 stores in fiscal 1999 and 7 stores in fiscal 2000.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

   On March 23, 1999, the Company filed petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently assigned case numbers 99-685 (PJW) and 99-686 (PJW) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code.

   Subsequent to the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court that were intended to stabilize their business and enable the Company to continue business operations as a debtor in possession. The most significant of these orders (1) approved a $50 million debtor in possession loan agreement, the revolving credit and guarantee agreement, among FCO, as borrower, Foothill Capital Corporation, as agent, and Paragon Capital LLC, as oversight agent, each for itself and any other lenders party thereto (the "Loan Agreement"), (2) permitted the Company to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (3) authorized payment of prepetition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

   The Loan Agreement was entered into on March 23, 1999. The Loan Agreement originally provided FCO with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50 million, including the ability to issue up to $10 million of letters of credit, to be used for its ongoing working capital needs and for general corporate purposes. However, as $50 million was in excess of FCO's working capital needs, the aggregate amount of the loan was reduced to $32.5 million by an amendment dated March 19, 2001. The amendment also extended the term of the loan from March 23, 2001 to the earlier of July 31, 2001 or the effective date of the Company's plan of reorganization. The lenders under the Loan Agreement were granted a security interest in substantially all of FCO's assets as security for FCO's obligations under the Loan Agreement. All obligations under the Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases.

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

   On July 12, 2000, the Bankruptcy Court directed the United States Trustee to appoint an additional committee consisting of equity security holders (the "Equity Committee"). The Company is required to pay the aggregate fees and expenses of the Equity Committee's professionals up to $250,000, subject to the Equity Committee's right to seek an increase in said amount upon a showing that the Equity Committee, through its members and/or its professionals, has conferred a tangible benefit on the Company's estates.

   The Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores. Subsequent to the closing of such stores, the Company sought and obtained approval from the Bankruptcy Court to reject 26 of the closed store leases and assume and assign one of such leases. On August 24, 2000 and January 31, 2001, an additional 5 and 2 store leases, respectively, were rejected. The Company will continue to analyze, and may assume or reject, additional leases and other existing contracts. The time within which the Company must assume or reject unexpired leases of real property, with the exception of one lease, currently expires on June 29, 2001. The time within which the Company must assume that one lease expires on May 31, 2001. The Company, however, may request that the Bankruptcy Court grant an extension of the time within which it must assume or reject unexpired leases of real property.

   The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization was set to expire on March 30, 2001. However, by motion, dated March 29, 2001, the Company requested an extension of such exclusive period to and including July 31, 2001. The motion to extend the exclusive period is currently scheduled to be heard by the Bankruptcy Court on April 30, 2001. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company.

   On February 2, 2001, the Company, the Creditors' Committee and Factory Card Holdings, Inc. ("FCH") entered into a letter of intent which provided the basic parameters of an FCH investment in the Company and the chapter 11 plan of reorganization that would result therefrom. Subsequent to the execution of the letter of intent, FCH completed its due diligence. The Company, the Creditors' Committee and FCH then proceeded to negotiate the specific terms of the definitive transaction documents and the plan of reorganization. Those negotiations culminated in the execution of that certain Agreement on Plan of Reorganization of Factory Card Outlet Corp., dated as of March 26, 2001 (the "FCH Agreement"). The FCH Agreement, which is subject to, among other things, confirmation of a plan of reorganization that would have to be voted upon by creditors, provides for an investment of at least $10 million in the Company upon its emergence from chapter 11, at least $6 million of which would be in the form of equity.

   The Company and FCH anticipate that they will file their Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed by the Company and Factory Card Holdings, Inc. (the "Plan") and their

Joint Disclosure Statement of the Company and Factory Card Holdings, Inc. pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure Statement") by mid April 2001. The Plan will provide that general unsecured creditors, whose claims are estimated to approximate $44 million, will receive a total cash distribution approximating $6 million, of which $5 million will be payable over a period of five years. The $5 million distribution will be subject to downward adjustment under certain circumstances. An additional distribution of up to $5 million will be available in the event that FCH were successful in raising proceeds from a public offering or other disposition of the Company's assets within a seven year period from the Company's emergence from chapter 11. The holders of the Company's outstanding common stock will not receive any distribution because the Plan will not result in creditors recovering the full amount of their claims. Consequently, the existing stock is expected to be cancelled.

   The Company and FCH will seek Court approval of the Disclosure Statement after it is filed. Upon Court approval, the Disclosure Statement, along with the Plan, will be sent to impaired creditors for their consideration and approval. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (1) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (2) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (3) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Company or any successors to the Company unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met with respect to the non-accepting class. As the holders of the Company's outstanding common stock will not receive any distribution under the Plan and, consequently, will be deemed to have rejected the Plan, the Company and FCH currently intend to request confirmation of the Plan under the cram down provisions of the Bankruptcy Code.

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

Business

   The key elements of the Company's business are as follows:

   Merchandise Offering. The Company offers a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of its stores, the Company's stores provide a single destination for a customer's special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Secretary's Day, Mother's Day, Father's Day, Grandparent's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise the Company's merchandise offering:

  . Greeting Cards--The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at an everyday low price. Boxed everyday and holiday cards are regularly sold at substantial discounts off manufacturers' suggested retail prices.

  . Giftwrap--The Company believes its stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sells most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

  . Balloons--Balloons are increasingly popular for all occasions. The
    Company's stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion.

  . Party Supplies--The Company stocks a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, pinatas, banners, decorations, candles, decor and other related party items.

  . Other Special Occasion Merchandise--The Company complements its major product lines by offering many other special occasion items in order to provide a "one-stop" shopping destination for customers. These items include candy, birthday and wedding items, candles and candle holders, stationery, gifts, novelty items and seasonal products.

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

   Distribution Center and Office Complex. The Company completed the consolidation of its distribution facilities and offices into a new distribution center and office complex in Naperville, Illinois in February 1998. The newly-constructed, three-story office building and 300,000 square-foot distribution center is on 39 acres. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company believes it is one of a few special occasion store chains to have a distribution facility. Management believes the distribution facility can provide the Company purchasing and distribution efficiencies.

   Store Locations. As of March 27, 2001, the Company operated 175 stores in 20 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options.

   Set forth below is a list of the Company's store locations by state as of March 27, 2001:

                     Number
                       of
      Location       Stores
      --------       ------
Delaware (1)
 Wilmington.........    1
Florida (10)
 Gainesville........    1
 Jacksonville.......    1
 Naples.............    1
 Orlando............    4
 Tampa..............    3
Illinois (36)
 Chicago Metro......   28
 Bloomington........    1
 Champaign..........    1
 DeKalb.............    1
 Fairview Heights...    1
 Moline.............    1
 Peoria.............    1
 Rockford...........    1
 Springfield........    1
Indiana (18)
 Indianapolis
  Metro.............    5
 Anderson...........    1
 Bloomington........    1
 Clarksville........    1
 Evansville.........    2
 Fort Wayne.........    1
 Highland...........    1
 Lafayette..........    1
 Merrillville.......    1
 Michigan City......    1
 Mishawaka..........    1
 Muncie.............    1
 Richmond...........    1
Iowa (7)
 Des Moines Metro...    3
 Cedar Rapids.......    1
 Davenport..........    1
 Dubuque............    1
 Waterloo...........    1

                     Number
                       of
      Location       Stores
      --------       ------
Kentucky (5)
 Louisville Metro...    3
 Florence...........    1
 Owensboro..........    1
Maryland (13)
 Baltimore Metro....    8
 Washington, D.C.
  Metro (MD)........    4
 Salisbury..........    1
Michigan (1)
 Benton Harbor......    1
Minnesota (6)
 Minneapolis St.
  Paul Metro........    4
 Mankato............    1
 Rochester..........    1
Missouri (9)
 St. Louis Metro....    5
 Cape Girardeau.....    1
 Columbia...........    1
 Joplin.............    1
 Springfield........    1
Nebraska (5)
 Omaha Metro........    3
 Lincoln............    1
 Grand Island.......    1
New York (9)
 Buffalo Metro......    3
 Albany.............    1
 Olean..............    1
 Rochester..........    3
 Syracuse...........    1
North Carolina (3)
 Charlotte..........    1
 Raleigh............    1
 Winston Salem......    1

                     Number
                       of
      Location       Stores
      --------       ------
Ohio (19)
 Cincinnati Metro...    3
 Cleveland Metro....    4
 Columbus Metro.....    5
 Akron..............    2
 Dayton.............    1
 Lancaster..........    1
 Mansfield..........    1
 St. Clairsville....    1
 Wooster............    1
Pennsylvania (5)
 Erie...............    1
 Hanover............    1
 State College......    1
 Wilkes Barre-
  Scranton..........    2
South Carolina (2)
 Charleston.........    1
 Greenville.........    1
Tennessee (5)
 Chattanooga........    2
 Memphis............    1
 Nashville..........    2
Virginia (6)
 Washington D.C.
  Metro (VA)........    1
 Fredericksburg.....    1
 Lynchburg..........    1
 Norfolk-Newport
  News..............    2
 Richmond...........    1
West Virginia (1)
 Clarksburg.........    1
Wisconsin (14)
 Milwaukee Metro....    6
 Appleton...........    1
 Eau Claire.........    1
 Green Bay..........    1
 Janesville.........    1
 Madison............    2
 Oshkosh............    1
 Wausau.............    1
                      ---
Total...............  175
                      ===

Product Sourcing

   The Company has historically been able to take advantage of volume purchase discounts due to its size and the use of its distribution center. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Creative Expressions, Inc., representing approximately 11.1% and the ten largest suppliers representing approximately 39.8% of the Company's aggregate purchases for the fiscal year ended February 3, 2001. A small portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East. As is customary in its industry, the Company does not have long term contracts with any suppliers.

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

Management Information Systems

   The Company believes that its management information systems are an important factor in supporting its business and enhancing its competitive position in the industry. Over the past three years, the Company has invested significant resources in systems and infrastructure to support its business and make it more efficient. The Company uses a management information and control system, which is based on the JDA Merchandise Management System software package ("JDA") and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to the Company's headquarters through personal computers, which interface with an IBM AS/400 and provide the stores with the ability to enter store orders and payroll information and send and receive electronic mail. These personal computers are also tied into the Company's point-of-sale system ("POS system"). The POS system provides sales information to the Company's stores and central office and is used to enhance merchandise planning and buying programs. While the POS system provides sales information, the Company intends to focus its future systems development efforts on enhancing inventory management tools.

Competition

   The greeting card, party supply and special occasion industry is highly competitive. The Company currently competes against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. In addition, a trend toward discounting the cost of party supplies and greeting cards is developing and the Company may encounter additional competition from new entrants in the future. Some of the Company's competitors have substantially greater financial resources and experience than the Company.

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

Employees

   The Company had approximately 2,950 employees as of March 3, 2001, comprised of approximately 1,150 full-time and approximately 1,800 part-time employees. The number of store employees increases during peak selling seasons. The Company's employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are generally good.

ITEM 2. PROPERTIES

   In addition to the Company's stores, all of which are leased, the Company also leases a distribution center in Naperville, Illinois, with the initial lease term expiring in February 2007. The Company has the option to renew the initial term of the lease for an additional period of 5 years. This facility consists of a three-story office building and 300,000 square-foot distribution center that sits on 39 acres of land.

ITEM 3. LEGAL PROCEEDINGS

   The Company commenced the Chapter 11 Cases on March 23, 1999. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of this Annual Report on Form 10-K under the caption "Proceedings under Chapter 11 of the Bankruptcy Code": and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Reorganization and Chapter 11 Filing."

   Prior to the commencement of the Chapter 11 Cases, several court cases were commenced by creditors of the Company relating to unpaid amounts due to such creditors. These actions are now stayed as a result of Chapter 11 Cases. As of the date of this Annual Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock traded on the NASDAQ National Market under the symbol "FCPY" until March 26, 1999, when the symbol was changed to "FCPYQ" as a result of the commencement of the Chapter 11 Cases. The common stock was delisted on September 1, 1999. The common stock now trades on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the common stock will continue to trade on the OTC Bulletin Board. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the NASDAQ National Market for the periods indicated. After September 1, 1999, the prices presented are bid prices, which represent bid prices quoted by broker-dealers and do not necessarily reflect prices from actual transactions.

                                                          Fiscal
                                                           2000    Fiscal 1999
                                                         --------- -----------
                          Quarter                        High Low  High   Low
                          -------                        ---- ---- ----- -----
   First (ended April 29, 2000 and May 1, 1999)......... $.17 $.10 $2.44 $1.13
   Second (ended July 29, 2000 and July 31, 1999).......  .21  .09  1.10   .05
   Third (ended October 28, 2000 and October 30,1999)...  .10  .04   .38   .03
   Fourth (ended February 3, 2001 and January 29,
    2000)...............................................  .05  .01   .18   .05

On March 27, 2001, the last bid price of the common stock reported on the OTC Bulletin Board was $0.02 At February 27, 1999, the approximate number of holders on record of the Common Stock was 114.

Dividends

   The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. The Company expects earnings will be retained for the continued development of the Company's business. In addition, the Loan Agreement between the Company and its lenders restricts the ability of the Company to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial and operating data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the two-year period ended June 28, 1997 and the seven month transition period ended January 31, 1998, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of February 3, 2001 and January 29, 2000, and for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. In addition, selected consolidated financial and operating data is presented as of and for the 53-week period ended January 31, 1998. This data was derived from the unaudited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
              (Dollar amounts in thousands, except per share data)

                                                                          Transition    Fiscal      Fiscal
                           53-Weeks    52-Weeks    52-Weeks    53-Weeks     period    year ended  year ended
                          ended Feb.  ended Jan.  ended Jan.  ended Jan.  ended Jan.   June 28,    June 29,
                           3, 2001     29, 2000    30, 1999    31, 1998    31, 1998      1997        1996
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                           (Unaudited)
Statement of Operations
 Data:
Net sales...............  $  226,122  $  217,658  $  226,499  $  174,497  $  110,699  $  133,945  $   94,589
Cost of sales...........     122,289     121,224     134,996      87,079      56,977      65,981      46,029
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Gross profit...........     103,833      96,434      91,503      87,418      53,722      67,964      48,560
Selling, general and
 administrative
 expenses...............     101,190     101,892     114,836      82,066      53,935      63,077      46,843
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income (loss) from
  operations............       2,643      (5,458)    (23,333)      5,352        (213)      4,887       1,717
Interest expense........       3,344       3,049       4,572       1,482       1,269       1,402       1,529
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income (loss) before
  reorganization items,
  net, income taxes
  (benefit) and
  extraordinary item....        (701)     (8,507)    (27,905)      3,870      (1,482)      3,485         188
Reorganization items,
 net....................       7,998      19,082         --          --          --          --          --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes (benefit)
 and extraordinary
 item...................      (8,699)    (27,589)    (27,905)      3,870      (1,482)      3,485         188
Income taxes (benefit)..         --          --          451       1,652        (593)      1,462         118
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Income (loss) before
  extraordinary item....      (8,699)    (27,589)    (28,356)      2,218        (889)      2,023          70
Extraordinary item .....         --       (1,292)        --          --          --        ( 313)        --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $   (8,699) $  (28,881) $  (28,356) $    2,218  $     (889) $    1,710  $       70
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 share--basic
 Before extraordinary
  item..................  $    (1.16) $    (3.68) $    (3.82) $     0.31  $    (0.12) $     0.35  $     0.02
 Extraordinary item.....         --        (0.17)        --          --          --        (0.05)        --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $    (1.16) $    (3.85) $    (3.82) $     0.31  $    (0.12) $     0.30  $     0.02
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Weighted average shares
 outstanding............   7,503,098   7,503,098   7,422,069   7,261,542   7,261,542   5,739,962   4,068,409
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 share--diluted ........
 Before extraordinary
  item..................  $    (1.16) $    (3.68) $    (3.82) $     0.28  $    (0.12) $     0.30  $     0.01
 Extraordinary item.....         --        (0.17)        --          --          --        (0.04)        --
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $    (1.16) $    (3.85) $    (3.82) $     0.28  $    (0.12) $     0.26  $     0.01
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Weighted average shares
 outstanding............   7,503,098   7,503,098   7,422,069   7,946,188   7,261,542   6,686,243   5,249,479
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Operating Data:
Number of stores:
 Opened during period...           0           0          33          58          42          35          32
 Closed/relocated during
  period................           7          28           3           2           2           2           3
 Open at end of period..         175         182         210         180         180         140         107
 Comparable store sales
  increase(1)...........         5.0%        0.7%        0.8%        8.3%        9.5%       11.5%        6.0%
 Average sales per
  store(2)..............  $    1,264  $    1,175  $    1,129  $    1,170  $      676  $    1,101  $      997
Balance Sheet Data (at
 end of period):
 Working capital........  $   16,510  $   18,969  $   22,977  $   50,230  $   50,230  $   35,459  $   23,605
 Total assets...........      83,712      90,803     107,571     115,030     115,030      85,702      59,080
 Total debt(3)..........      25,699      22,869      34,153      34,189      34,189       7,690      19,326
 Total stockholders'
  equity (deficit)......     (13,402)     (4,703)     24,178      51,734      51,734      52,273      17,124

--------
(1) Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.
(2) Includes only stores open during the entire period.
(3) Total debt is defined as total current and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a chain of company-owned stores offering a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise at everyday value prices. As of March 27, 2001, the Company operated 175 stores in 20 states. The Company currently has no plans to open any additional stores in 2001 and the Company closed 7 stores in 2000, all due to reorganization and 28 stores in fiscal 1999, 27 due to reorganization and one due to a natural disaster.

Chapter 11 Filing

   On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of the Bankruptcy Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See "Item 1. Business--Proceedings Under Chapter 11 of the Bankruptcy Code" and Note 1 of Notes to the Consolidated Financial Statements.

Other Items

   In August 2000 and January 2001, the Company closed and conducted closing sales at 5 stores and 2 stores, respectively, that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended February 3, 2001, the Company recorded a provision for reorganization costs relating to the store closings of approximately $1.6 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $6.4 million during the fiscal year ended February 3, 2001.

   In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended January 29, 2000, the Company recorded a provision for reorganization costs relating to the store closings of approximately $10.8 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $8.2 million during the fiscal year ended January 29, 2000.

   During the fiscal year ended January 30, 1999, as a result of the reassessment of previous operating strategies, the Company recorded several items which impacted the consolidated statement of operations. Cost of sales and occupancy included a $11.3 million provision for certain merchandise which was discontinued from the Company's ongoing inventory assortment, as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Selling, general and administrative expenses included $3.6 million of charges consisting of: (1) a $2.1 million charge for lease termination costs relating to executed leases for new stores which the Company no longer plans to open; (2) a $0.7 million charge for employee severance and the write-off of new store design costs; and (3) $0.8 million of additional depreciation expense resulting from the change in the depreciable lives of certain technology equipment from ten to five years. The provision for income taxes for the fiscal year ended January 30, 1999 resulted from the establishment of a valuation allowance of $11.3 million to fully reserve for the Company's net deferred tax assets at January 30, 1999. See Note 8 "Income Taxes" in the Notes to Consolidated Financial Statements.

   During the first quarter of fiscal 1998, the Company consolidated its distribution facilities and offices into a new distribution center in Naperville, Illinois. The three-story office building and 300,000 square-foot distribution center resides on 39 acres of land.

Results of Operations

   The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                        Fiscal year   Fiscal year   Fiscal year
                                           ended         ended         ended
                                        Feb. 3, 2001 Jan. 29, 2000 Jan. 30, 1999
                                        ------------ ------------- -------------
   Net sales..........................     100.0 %       100.0 %       100.0 %
   Cost of sales......................      54.1          55.7          59.6
     Gross profit.....................      45.9          44.3          40.4
   Selling, general and administrative
    expenses..........................      44.7          46.8          50.7
     Income (loss) from operations....       1.2          (2.5)        (10.3)
   Interest expense...................       1.5           1.4           2.0
     Income (loss) before
      reorganization items, net,
      Income taxes (benefit) and
      extraordinary item..............      (0.3)         (3.9)        (12.3)
   Reorganization items, net..........       3.6           8.8           --
   Income (loss) before income taxes
    (benefit) and extraordinary item..      (3.9)        (12.7)        (12.3)
   Income taxes (benefit).............       --            --            0.2
   Income (loss) before extraordinary
    item..............................      (3.9)        (12.7)        (12.5)
   Extraordinary item--loss on early
    retirement of debt, net of income
    tax benefit.......................       --            0.6           --
   Net income (loss)..................      (3.9)%       (13.3)%       (12.5)%
   Number of stores open at end of
    period............................       175           182           210

53-Weeks Ended February 3, 2001 (Fiscal 2000) Compared to 52-Weeks Ended January 29, 2000 (Fiscal 1999)

   Net Sales. Net sales increased $8.4 million, or 3.9%, to $226.1 million in Fiscal 2000 from $217.7 million in Fiscal 1999. The increase resulted primarily from better flow of merchandise to the stores. Fiscal 1999 sales were negatively impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and the Chapter 11 Cases. All sales categories, with the exception of giftwrap, enjoyed net sales increases in the current fiscal year. Comparable store sales increased $10.7 million or 5.0%. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

   Gross Profit. Cost of sales includes distribution costs. Gross profit increased $7.4 million, or 7.7%, to $103.8 million in Fiscal 2000 from $96.4 million in Fiscal 1999. As a percentage of net sales, gross profit was 45.9% in Fiscal 2000 and 44.3% in Fiscal 1999. The higher gross profit percentage resulted from the realization of better margins in the basic party and balloon categories and from a sales price increase in cards from 39 cents to 49 cents in April 2000, partially offset by higher shrink experience in Fiscal 2000.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $0.7 million, or 0.7%, to $101.2 million in Fiscal 2000 from $101.9 million in Fiscal 1999. The decrease resulted primarily from operating 7 fewer stores in Fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 44.7% in Fiscal 2000 from 46.8% in Fiscal 1999.

   Interest Expense. Interest expense was $3.3 million in Fiscal 2000 compared to $3.0 million in Fiscal 1999. This increase resulted from increases in borrowing levels partially offset by lower interest rates.

   Reorganization Items, net. See discussion above in "Other Items".

   Income Taxes (Benefit). Management believes that it is not likely that deferred tax assets created by net operating losses in Fiscal 2000 will be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established in Fiscal 1999, to fully reserve for the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for Fiscal 2000 and Fiscal 1999 was zero.

52-Weeks Ended January 29, 2000 Compared to 52-Weeks Ended January 30, 1999 (Fiscal 1998)

   Net Sales. Net sales decreased $8.8 million, or 3.9%, to $217.7 million in Fiscal 1999 from $226.5 million in Fiscal 1998. The decrease resulted primarily from liquidation of merchandise and closure of 27 stores starting in April 1999. These store closures resulted in decreased sales of $22.8 million in Fiscal 1999. Offsetting the decrease was a comparable store sales increase of $1.4 million or 0.7% and new store sales of $12.6 million.

   Gross Profit. Cost of sales includes distribution costs. Gross profit increased $4.9 million, or 5.4%, to $96.4 million in Fiscal 1999 from $91.5 million in Fiscal 1998. As a percentage of net sales, gross profit was 44.3% during Fiscal 1999 and 40.4% for Fiscal 1998. The higher gross profit percentage resulted primarily from the $11.3 million inventory provision recorded in Fiscal 1998 discussed above under "Other Items".

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all information presented. Selling, general and administrative expenses decreased $12.9 million, or 11.3%, to $101.9 million in Fiscal 1999 from $114.8 million in Fiscal 1998. The decrease resulted from operating 28 fewer stores in Fiscal 1999. Additionally, a portion of the decrease can be attributed to charges taken in Fiscal 1998 discussed above in "Other Items". As a percentage of net sales, selling, general and administrative expenses decreased to 46.8% in Fiscal 1999 from 50.7% in Fiscal 1998.

   Interest Expense. Interest expense was $3.0 million in Fiscal 1999 compared to $4.6 million in Fiscal 1998. This decrease resulted from lower borrowing levels needed to support 28 fewer stores.

   Reorganization Items, net. See discussion above in "Other Items".

   Income Taxes (Benefit). Management believes that it is not likely that deferred tax assets created by net operating losses in Fiscal 1999 will be realized through future taxable income. Therefore, the Company has increased its valuation allowance which was established in Fiscal 1998, to fully reserve for the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate in Fiscal 1999 was zero.

Liquidity and Capital Resources

 Current Sources and Uses of Cash

   Cash flow used in operating activities was $1.7 million in Fiscal 2000 compared to $8.7 million of cash flow provided in Fiscal 1999. The items most significantly influencing this change were the decreases in the noncash portion of reorganization items and the increases in liabilities subject to compromise offset by the decreases in accounts payable.

   Cash flow used in investment activities was $2.2 million in Fiscal 2000 and $2.0 million in Fiscal 1999. The Company's capital expenditures were primarily related to investments in information technology systems.

   Cash flow provided by financing activities was $2.5 million in Fiscal 2000, while cash flow used in financing activities was $8.5 million in Fiscal 1999 and are attributable in both years to the level of borrowings and repayments.

   On March 23, 1999, the Company filed the Chapter 11 Cases to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 2001 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and the effects of the Chapter 11 Cases. The Company's uses of capital for the remainder of fiscal 2001 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been approved and confirmed in connection with the Chapter 11 Cases.

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

   The Company is a party to the Loan Agreement dated as of March 23, 1999, as amended, which was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of July 31, 2001 or the effective date of the Company's plan of reorganization. The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $32.5 million outstanding at any one time, including a sublimit of $10.0 million for the issuance of letters of credit. The Company intends to use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company.

   The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Company was in compliance with or had obtained waivers for all such convenants as of February 3, 2001.

   As of March 27, 2001, the Company had $26.0 million of borrowings outstanding under the Loan Agreement and had utilized approximately $0.6 million of the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.

   The Company's present plans call for total capital expenditures of not more than $3.0 million in the fiscal year ending February 2, 2002. The Company had no material commitments in connection with these planned capital expenditures at February 3, 2001.

   The Company does not intend to pay cash dividends in the foreseeable future and its current Loan Agreement restricts it from paying dividends on its capital stock.

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

ITEM 10. CHAIRMAN AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

       Name              Age                        Position
       ----              ---                        --------
William E. Freeman(1)...  58 Chairman, President and Chief Executive Officer
James D.
 Constantine(1).........  48 Senior Vice President and Chief Financial Officer
                             Executive Vice President, Chief Operating Officer and
Glen J. Franchi(1)......  47  Treasurer
                             Executive Vice President and General Merchandising
Gary W. Rada(1).........  47  Manager
Carol A. Travis(1)......  50 Vice President and Secretary
Timothy F. Gower........  50 Senior Vice President, Retail Store Operations
Robert Krentzman........  52 Vice President, Information Technology
Joseph M. Cabon.........  54 Vice President, Distribution
William A. Beyerl.......  49 Vice President, Human Resources

--------
(1) All the Officers, other than William Freeman, James Constantine, Glen Franchi, Gary Rada and Carol Travis, only hold their respective positions in the Company's operating subsidiary.

   William E. Freeman has been Chairman, President and Chief Executive Officer since October 1999. He is a co-founder of the Company, and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company.

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

   Gary W. Rada has been Executive Vice President since October 1999. From January 1998 to October 1999, he served as Senior Vice President and General Merchandise Manager. From 1997 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which filed a voluntary Chapter 11 petition in February 1998. Prior to joining Bruno's, he held various management and merchandising positions with American Stores, including Merchandise Manager at American Drug Stores and Vice President of General Merchandise and Grocery Merchandising at Jewel Food Stores.

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

       Independent Auditors' Report

       Consolidated Balance Sheets as of February 3, 2001 and January 29,
    2000

       Consolidated Statements of Operations for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

       Consolidated Statements of Stockholders' Deficit for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

       Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

       Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

   The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

       Independent Auditors' Report

       Condensed Financial Information of Factory Card Outlet Corp.--Balance Sheets as of February 3, 2001 and January 29, 2000

       Condensed Financial Information of Factory Card Outlet Corp.-- Statements of Operations for the fiscal years ended February 3, 2001,
    January 29, 2000 and January 30, 1999

       Condensed Financial Information of Factory Card Outlet Corp.-- Statements of Cash Flows for the fiscal years ended February 3, 2001,
    January 29, 2000 and January 30, 1999

       Notes to Condensed Financial Information of Factory Card Outlet Corp.

     3. List of Exhibits.

   The following exhibits are included as part of this Annual Report on Form 10-K or incorporated herein by reference.

  Exhibit
    No.                                 Description
  -------                               -----------
           Form of Amended and Restated Certificate of Incorporation of the
    3.1(1) Company.

    3.2(2) Amended and Restated By-Laws of the Company.

    4.1(1) Specimen of Registrant's Common Stock Certificate.

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

   10.3(1) Supply Agreement, dated as of August 2, 1996, by and between the Company and Fine Art Developments, p.l.c.

   10.4(1) Lease Agreement between the Company and Prudential Insurance Company of America, dated September 25, 1992.

   10.5(1) Lease Agreement between the Company and Elk Grove Village Industrial
           Park Ltd., dated July 17, 1995.

 10.5.1(1) Industrial Building Lease dated as of October 28, 1996 by and between Centerpoint Realty Services Corporation and FCO.

 10.6.1(1) 1989 Stock Option Plan of the Company, as amended.

 10.6.2(1) 1996 Employee Stock Purchase Plan of the Company.

 10.6.3(1) Incentive Savings Plan of the Company.

   10.7(1) Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and FCO to Bank One.

 10.7.1(1) Business Loan Agreement dated as of November 1, 1996 among the
           Company, FCO and Bank One.

 10.7.2(2) Commitment letter dated September 9, 1997 from Bank One.

   10.8(1) Loan Agreement dated as July 2, 1996 by and between FCO and Petra
           Capital, L.L.C. ("Petra")10.8.2 (1) Secured Promissory Note dated
           July 2, 1996 by and between FCO and Petra.

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

 10.9.3(1)  Secured Promissory Note dated November 15, 1995 by and between FCO and Sirrom.

 10.9.4(1)  Security Agreement dated November 15, 1995 by and between FCO and
            Sirrom.

 10.9.5(1)  Guaranty Agreement dated November 15, 1995 by and between the
            Company and Sirrom.

 10.9.6(1)  First Amendment to Loan Agreement and Loan Documents dated June 28,
            1996 by and between FCO and Sirrom.

 Exhibit No.                            Description
 -----------                            -----------
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

  10.9.9(1)   Amended and Restated Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.

  10.9.10(1)  Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and Sirrom.

 10.10.1(1)   Term Lease Master Agreement dated October 28, 1996 by and
              between FCO and IBM Credit Corporation.

 10.10.2(1)   Master Lease Agreement dated August 19, 1996 by and between FCO and Symbol Lease, Inc.

    10.11(3)  Loan and Security Agreement dated January 30, 1998 among Factory
              Card Outlet of America, Ltd. and BankBoston Retail Finance Inc.

 10.11.1 (4)  First Amendment to Loan and Security Agreement between FCO and
              BankBoston Retail Finance Inc. dated July 17, 1998

 10.11.2(4)   Term Loan and Security Agreement between FCO and Back Bay
              Capital, LLC dated July 17, 1998

    10.12(3)  1997 Outside Director Stock Option Plan

    10.13(5)  Separation and Release Agreement between Factory Card Outlet
              Corp. and Charles R. Cumello

    10.14(6)  Debtor In Possession Loan and Security Agreement between FCO and
              Foothill Capital Corporation, Paragon Capital LLC and Other
              Financial Institutions dated March 23, 1999

    10.15(7)  First Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated April 14,
              1999

    10.16(7)  Second Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated August 20,
              1999

    10.17(7)  Third Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated September 20,
              1999

    10.18(7)  Fourth Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated December 20,
              1999

    10.19(7)  Fifth Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated March 3, 2000

    10.20     Sixth Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated March 3, 2000

    10.21     Seventh Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated March 3, 2000

    10.22     Eighth Amendment to Debtor In Possession Loan and Security
              Agreement between FCO and Foothill Capital Corporation, Paragon
              Capital LLC and Other Financial Institutions dated March 3, 2000

 Exhibit No.                            Description
 -----------                            -----------
 10.23(7)     Separation Agreement between Factory Card Outlet Corp. and
              Stewart M. Kasen dated October 8, 1999

 10.24(7)     Separation Agreement between Factory Card Outlet Corp. and
              Frederick G. Kraegel dated March 3, 2000

 10.25(7)     Employment Agreement between Factory Card Outlet Corp. and James
              D. Constantine dated March 1, 2000

 21.1(1)      List of the subsidiaries of the Company

 23.1         Consent of KPMG LLP

--------
1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-13827 as filed with the Commission on December 12, 1996.
2. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.
3. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.
4. Incorporated by reference to the Company's Current Report on Form 8-K filed on July 22, 1998.
5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.
6. Incorporated by reference to the Company's Current Report on Form 8-K filed on April 28, 1999.

   (b) Reports on Form 8-K.

   Company's Current Report on Form 8-K filed on April 4, 2001.

   Company's Current Report on Form 8-K filed on February 2, 2001.

   Company's Current Report on Form 8-K filed on October 13, 2000.

7. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

                                          Factory Card Outlet Corp.

                                                  /s/ William E. Freeman
                                          By: _________________________________
                                               William E. Freeman, Chairman,
                                               President and Chief Executive
                                                          Officer

Dated: April 12, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ William E. Freeman           Chairman, President and      April 12, 2001
______________________________________  Chief Executive Officer
          William E. Freeman

       /s/ Glen J. Franchi             Executive Vice President     April 12, 2001
______________________________________  and Chief Accounting
           Glen J. Franchi              Officer

     /s/ James D. Constantine          Senior Vice President and    April 12, 2001
______________________________________  Chief Financial Officer
         James D. Constantine

       /s/ Gerald L. Gitner            Director                     April 12, 2001
______________________________________
           Gerald L. Gitner

       /s/ J. Bayard Kelly             Director                     April 12, 2001
______________________________________
           J. Bayard Kelly

      /s/ Laurie M. Shahon             Director                     April 12, 2001
______________________________________
           Laurie M. Shahon

                         INDEX TO FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000..  F-3
Consolidated Statements of Operations for the fiscal years ended February
 3, 2001, January 29, 2000 and January 30, 1999..........................  F-4
Consolidated Statements of Stockholders' Deficit for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999...........  F-5
Consolidated Statements of Cash Flows for the fiscal years ended February
 3, 2001, January 29, 2000 and January 30, 1999..........................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

   We have audited the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999. These consolidated financial statements are the responsibility of the management of Factory Card Outlet Corp. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, in March 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code. In addition, the Company's results reflect continued net loses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Chicago, Illinois
March 21, 2001

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
                        ASSETS
                        ------
Current assets:
  Cash.................................................  $    281    $  1,713
  Merchandise inventories..............................    55,883      56,142
  Prepaid expenses and other...........................     2,086       1,748
                                                         --------    --------
    Total current assets...............................    58,250      59,603
Fixed assets, net......................................    25,061      30,559
Other assets...........................................       401         641
                                                         --------    --------
    Total assets.......................................  $ 83,712    $ 90,803
                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

Current liabilities:
  Debt.................................................  $ 25,699    $ 22,869
  Accounts payable.....................................     7,634       9,103
  Accrued expenses.....................................     8,407       8,662
                                                         --------    --------
    Total current liabilities..........................    41,740      40,634
Liabilities subject to compromise......................    55,374      54,872
                                                         --------    --------
Total liabilities......................................    97,114      95,506
Stockholders' deficit:
  Common stock-$.01 par value. Voting class-authorized
   15,000,000 shares; 7,503,098 shares issued and
   outstanding. Non-voting class-authorized 205,000
   shares; no shares issued or outstanding.............        75          75
  Additional paid-in capital...........................    52,021      52,021
  Accumulated deficit..................................   (65,498)    (56,799)
                                                         --------    --------
    Total stockholders' deficit........................   (13,402)     (4,703)
                                                         --------    --------
    Total liabilities and stockholders' deficit........  $ 83,712    $ 90,803
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                  Fiscal year ended
                                         -------------------------------------
                                         February 3,  January 29,  January 30,
                                            2001         2000         1999
                                         -----------  -----------  -----------
Net sales............................... $  226,122   $  217,658   $  226,499
Cost of sales...........................    122,289      121,224      134,996
                                         ----------   ----------   ----------
  Gross profit..........................    103,833       96,434       91,503
Selling, general and administrative
 expenses...............................    101,190      101,892      114,836
                                         ----------   ----------   ----------
  Income (loss) from operations.........      2,643       (5,458)     (23,333)
Interest expense........................      3,344        3,049        4,572
                                         ----------   ----------   ----------
Loss before reorganization items, net,
 income taxes
 and extraordinary item.................       (701)      (8,507)     (27,905)
Reorganization items, net...............      7,998       19,082          --
                                         ----------   ----------   ----------
  Loss before income taxes and
   extraordinary item...................     (8,699)     (27,589)     (27,905)
Income taxes............................        --           --           451
                                         ----------   ----------   ----------
  Loss before extraordinary item........     (8,699)     (27,589)     (28,356)
Extraordinary item--loss on early
 retirement of debt, net of income tax
 benefit................................         --       (1,292)         --
                                         ----------   ----------   ----------
  Net loss.............................. $   (8,699)  $  (28,881)  $  (28,356)
                                         ==========   ==========   ==========
Loss per share--basic and diluted
  Loss before extraordinary item........ $    (1.16)  $    (3.68)  $    (3.82)
Extraordinary item......................        --         (0.17)         --
                                         ----------   ----------   ----------
  Net loss per share.................... $    (1.16)  $    (3.85)  $    (3.82)
                                         ==========   ==========   ==========
Weighted average shares outstanding--
 basic and diluted......................  7,503,098    7,503,098    7,422,069
                                         ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              (Dollar amounts in thousands, except per share data)

                                                      Retained
                           Common stock   Additional  Earnings       Total
                         ----------------  Paid-in   Accumulated Stockholders'
                          Shares   Amount  Capital     Deficit      Deficit
                         --------- ------ ---------- ----------- -------------
Balance at January 31,
 1998................... 7,335,519  $ 73   $51,223    $    438     $ 51,734
Net loss................       --    --        --      (28,356)     (28,356)
Exercise of stock
 options and warrants...   167,579  $  2   $   798    $    --      $    800
                         ---------  ----   -------    --------     --------
Balance at January 30,
 1999................... 7,503,098  $ 75   $52,021    $(27,918)    $ 24,178
Net loss................       --    --        --      (28,881)     (28,881)
Balance at January 29,
 2000................... 7,503,098  $ 75   $52,021    $(56,799)    $ (4,703)
                         ---------  ----   -------    --------     --------
Net loss................       --    --        --       (8,699)      (8,699)
Balance at February 3,
 2001................... 7,503,098  $ 75   $52,021    $(65,498)    $(13,402)
                         =========  ====   =======    ========     ========


          See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                     Fiscal year ended
                                            -------------------------------------
                                            February 3,  January 29,  January 30,
                                               2001         2000         1999
                                            -----------  -----------  -----------
Cash flows from operating activities:
 Net loss.................................. $   (8,699)  $  (28,881)  $  (28,356)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization of fixed
   assets..................................      7,196        7,729        8,039
  Amortization of deferred financing costs
   and debt discount.......................        513          762          543
  Noncash portion of reorganization items..      3,491       14,034          --
  Extraordinary loss on early retirement of
   debt....................................        --         1,292          --
  Deferred income taxes....................        --           --           835
  Loss on disposal of fixed assets.........         22           36          649
  Stock option compensation................        --           --            59
Change in assets and liabilities:
(Increase) decrease in assets:
  Merchandise inventories..................        259        1,470       11,254
  Prepaid expenses and other...............       (338)         (20)         831
  Other assets.............................       (273)        (835)      (1,168)
Increase (decrease) in liabilities:
  Accounts payable.........................     (1,469)     (23,986)      14,052
  Accrued expenses.........................     (2,637)      (4,317)       4,262
  Deferred rent liabilities................        --           --         2,080
  Liabilities subject to compromise........        270       41,437          --
                                            ----------   ----------   ----------
Net cash (used in) provided by operating
 activities................................     (1,665)       8,721       13,080
Net cash used in investing activities--
 purchase of fixed assets, net.............     (2,219)      (2,044)      (8,725)
Cash flows from financing activities:
  Borrowings...............................    241,337      256,450      184,106
  Repayment of borrowings..................   (238,508)    (264,759)    (183,152)
  Payment of long-term obligations.........       (377)        (252)      (1,959)
  Proceeds from exercise of employee stock
   options.................................        --           --           217
                                            ----------   ----------   ----------
Net cash provided by (used in) financing
 activities................................      2,452       (8,561)        (788)
                                            ----------   ----------   ----------
Net (decrease) increase in cash............     (1,432)      (1,884)       3,567
Cash at beginning of year..................      1,713        3,597           30
                                            ----------   ----------   ----------
Cash at end of year........................ $      281   $    1,713   $    3,597
                                            ==========   ==========   ==========
Supplemental cash flow information:
  Interest paid............................ $    2,740   $    2,691   $    4,225
  Income taxes (refunded) paid.............        --          (792)         307
Supplemental disclosure of noncash
 financing activities:
  Capital lease obligations incurred.......        --           168        1,301
  Additional paid-in capital for warrants
   issued..................................        --           --           514

          See accompanying notes to consolidated financial statements.

                    FACTORY CARD OUTLET CORP. AND SUSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

(1) Reorganization and Chapter 11 Filing

   On March 23, 1999 Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (collectively, the "Company") filed petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently assigned case numbers 99-685 (PJW) and 99-686 (PJW) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. The Company's liabilities, as of the petition date, are generally subject to settlement in a plan of reorganization, which must be voted on by certain of its creditors and confirmed by the Bankruptcy Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on prepetition debt unless permitted by the Bankruptcy Code or approved by the Bankruptcy Court. The Company will review all unexpired prepetition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company.

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

   On February 2, 2001, the Company and the Creditors' Committee appointed in its Chapter 11 case entered into a non-binding term sheet with Factory Card Holdings, Inc. ("FCH") regarding a potential transaction which would provide the Company with funding to enable it to emerge from Chapter 11. Because the proposal would not result in creditors recovering the full amount of their claims, the term sheet does not contemplate holders of the Company's outstanding common stock receiving any distribution.

(2) Summary of Significant Accounting Policies

 Basis of Presentation

   All intercompany balances and transactions have been eliminated in consolidation.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

 Organization

   The consolidated financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. The Company is a chain of company-owned stores offering a wide selection of selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and other special occasion merchandise at everyday value prices.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Actual results could differ from those estimates.

 Fiscal Years

   The Company's fiscal year ends on the Saturday closest to January 31. The years ended February 3, 2001, January 29, 2000 and January 30, 1999 are referred to as fiscal 2000, 1999 and 1998, respectively. Fiscal 2000 is a 53 week period and fiscal 1999 and 1998 are 52 week periods.

 Merchandise Inventories

   Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. In determining the cost of inventory, the Company includes costs incurred to purchase, store and distribute goods prior to sale. The company purchases its inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 11% and the ten largest suppliers representing approximately 40% of the Company's aggregate purchases in fiscal year 2000. Similarly, in fiscal year 1999 the company's largest supplier represented approximately 11% and the ten largest suppliers represented approximately 40% of the Company's aggregate purchases. In fiscal year 1998 the company's largest supplier represented approximately 9% and the ten largest suppliers represented approximately 42% of the Company's aggregate purchases.

   At February 3, 2001 and January 29, 2000, the Company has provisions of $1,857 and $4,166, respectively, for certain merchandise which is to be discontinued from its ongoing inventory assortment, as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays.

 Fixed Assets

   Fixed assets are stated at cost. Depreciation and amortization is computed on a straight line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Amortization related to capital leases is also included in depreciation and amortization. During fiscal 1998, the Company changed its estimate of the depreciable lives of certain technology equipment from ten to five years, resulting in additional depreciation expense of $771.

 Income Taxes

   The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY bases of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse.

 Deferred Rent Liabilities

   Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. In fiscal 2000 and fiscal 1999, deferred rent liabilities were reclassified to liabilities subject to compromise.

 Intangibles

   Certain software costs are capitalized and amortized on a straight line basis over three years. Unamortized software costs which are included in fixed assets, net were approximately $1,257 and $1,315 as of February 3, 2001 and January 29, 2000, respectively. Amortization of these software costs was approximately $751, $875 and $917 for fiscal 2000, 1999 and 1998, respectively.

 Revenue Recognition

   The Company records revenue at the point of sale for retail stores. The Company provides for returns at the time of sale based upon projected merchandise returns.

 Advertising Expenses

   The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At February 3, 2001, and January 29, 2000, $839 and $694 of advertising production costs were included in prepaid expenses, respectively. In fiscal 2000, 1999 and 1998, advertising expense was $8,157, $7,897 and $8,335, respectively.

 Loss per Share

   Loss per share--basic was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Loss per share-- diluted includes the effect of stock options and warrants.

   Options to purchase common stock outstanding during the periods presented were not included in the computation of loss per share--diluted because the option price was greater than the average market price of the common shares during the respective periods.

 Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

(3) Fixed Assets

   The components of fixed assets, net are as follows:

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
     Furniture and equipment...........................   $44,370     $43,772
     Leasehold improvements............................    12,888      12,206
                                                          -------     -------
         Total fixed assets............................    57,258      55,978
     Less accumulated depreciation and amortization....    32,197      25,419
                                                          -------     -------
       Fixed assets, net...............................   $25,061     $30,559
                                                          =======     =======

(4) Debt

   Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement in March 1999 and subsequent amendments (the "Loan Agreeement") which provides up to $32,500 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by inventory levels and have an interest rate of 1% over prime (9.50% at February 3, 2001). The Loan Agreement expires on the earlier of July 31, 2001 or the effective date of the Company's plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived.

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

   The cost of fixed assets held under capital leases included in fixed assets was $8,584 and $8,608 at February 3, 2001 and at January 29, 2000 respectively. Accumulated amortization related to such fixed assets was $6,131 and $4,416 at February 3, 2001 and January 29, 2000, respectively. Fixed assets held under capital leases consist principally of technology, office and warehouse equipment.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

   The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of February 3, 2001.

                                                             Capital Operating
                                                             leases   leases
                                                             ------- ---------
     Fiscal year:
     2001...................................................  $ 515  $ 23,663
     2002...................................................    314    23,568
     2003...................................................     35    23,293
     2004...................................................     32    22,325
     Thereafter.............................................      3    50,301
                                                              -----  --------
       Total minimum lease payments.........................    899  $143,150
                                                                     ========
     Less amount representing interest......................     58
                                                              -----
     Present value of minimum lease payments (including
      long-term lease obligations of $366)..................  $ 841
                                                              =====

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

   Rent expense charged to operations under operating leases was $24,684, $25,722 and $26,001 in fiscal 2000, 1999 and 1998, respectively.

(6) Liabilities Subject to Compromise

   The components of liabilities subject to compromise at February 3, 2001 and January 29, 2000 are as follows:

                                                       February 3, January 29,
                                                          2001        2000
                                                       ----------- -----------
     Accounts payable.................................  $ 39,216     $39,216
     Accrued expenses.................................     1,959       1,675
     Capital lease obligations........................     3,205       3,597
     Potential claims related to rejection of certain
      real property leases............................     4,007       3,356
     Deferred rent obligations........................     6,987       7,028
                                                        --------     -------
                                                        $ 55,374     $54,872
                                                        ========     =======

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

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

(7) Reorganization Items, net

   In August 2000 and January 2001, the Company closed and conducted closing sales at five and two stores, respectively, that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 2000, the Company recorded a provision for reorganization costs relating to these store closings of approximately $1,587. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, costs for professional fees and other costs related to the Company's reorganization were $6,411 in fiscal 2000.

   In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $10,837. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, costs for professional fees and other costs related to the Company's reorganization were $8,245 in fiscal 1999.

(8) Income Taxes

   Income taxes (benefit), excluding the tax benefit related to the extraordinary item in fiscal 2000 are as follows:

                                                               Valuation
                                             Current Deferred  Allowance Total
                                             ------- --------  --------- ------
Fiscal 2000
  Federal...................................  $ --   $    634   $  (627) $    7
  State.....................................    --       (581)      574      (7)
                                              -----  --------   -------  ------
                                              $ --   $     53   $   (53) $  --
                                              =====  ========   =======  ======
Fiscal 1999:
  Federal:..................................  $ --   $ (8,893)  $ 8,530  $ (363)
  State.....................................    --     (2,124)    2,487     363
                                              -----  --------   -------  ------
                                              $ --   $(11,017)  $11,017  $  --
                                              =====  ========   =======  ======
Fiscal 1998:
  Federal...................................  $(406) $ (8,383)  $ 9,905  $1,116
  State.....................................     23    (2,099)    1,411    (665)
                                              -----  --------   -------  ------
                                              $(383) $(10,482)  $11,316  $  451
                                              =====  ========   =======  ======

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

   Income taxes (benefit) differs from the amounts computed by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefit) as a result of the following:

                                                        Fiscal   Fiscal   Fiscal
                                                         2000     1999     1998
                                                        ------   ------   ------
Computed "expected" income taxes (benefit)............. (34.0)%  (34.0)%  (34.0)%
Increase (decrease) in income taxes resulting from:
  Increase (decrease) in valuation allowance...........  (0.6)    38.5     40.6
  State net operating loss carrybacks and
   carryforwards.......................................  (4.6)    (5.6)    (2.8)
  State and local income taxes, net of Federal income
   taxes...............................................  (0.7)     1.1     (2.3)
  Reorganization costs, net............................  39.2      --       --
  Other, net...........................................   0.7      --       0.1
                                                        -----    -----    -----
Income taxes (benefit).................................   --  %    --  %    1.6 %
                                                        =====    =====    =====

   Deferred income taxes on the balance sheet reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
Deferred tax assets related to:
  Alternative minimum tax credit carryforward..........  $    564    $    564
  Deferred rent liabilities............................     1,138       1,154
  Accrued expenses.....................................     1,809       2,002
  Merchandise inventories..............................       703       1,580
  Net operating loss carryforwards.....................    20,498      20,151
                                                         --------    --------
      Total deferred tax assets........................    24,712      25,451
  Valuation allowance..................................   (22,280)    (22,333)
                                                         --------    --------
    Net deferred tax assets............................     2,432       3,118
Deferred tax liabilities related to fixed assets.......     2,432       3,118
                                                         --------    --------
    Net deferred tax asset.............................  $    --     $    --
                                                         ========    ========

   In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance related to the net deferred tax assets at February 3, 2001 and January 29, 2000.

   At February 3, 2001, the Company had net operating loss ("NOL") carryforwards for Federal tax purposes of $51,918 which expire beginning in 2017. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY

(9) Employee Benefit Plans

 1989 Incentive Stock Option Plan

   A stock option plan was approved by the stockholders of the Company in July 1989 to provide additional incentives and opportunities through stock ownership to employees, outside directors and consultants of the Company. Under the plan, incentive stock options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but can not be more than ten years from the date of grant. Options are exercisable in accordance with the plan and generally vest at the rate of 20% to 25% per year from the date of grant. There have been no Incentive Stock Options granted subsequent to the bankruptcy filing on March 23, 1999.

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

   Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standard ("SFAS") No. 123, the Company's net loss would not have been materially different.

   The number of stock options outstanding at the end of fiscal 2000, 1999 and 1998 were 407,545, 540,664 and 1,017,505, respectively. Stock options exercisable at the end of the same fiscal years were 378,795, 438,639 and 679,937, respectively. Additionally, the range of exercise prices for options outstanding at February 3, 2001 and at January 29, 2000 was $9.00 to $1.63. There have been no Outside Director Stock Options granted subsequent to the bankruptcy filing on March 23, 1999.

   On March 26, 2001, the Company and the Creditors' Committee appointed in its Chapter 11 case entered into agreement, subject to confirmation, on a Plan of Reorganization of Factory Card Outlet Corp. with Factory Card Holdings, Inc ("FCH"). The agreement would provide the Company with funding to enable it to emerge from Chapter 11. The Plan of Reorganization does not contemplate holders of the Company's outstanding common stock receiving any distribution because the Plan of Reorganization would not result in creditors recovering the full amount of their claims. Consequently, the existing stock and all incentive stock option plans would be cancelled if the Plan of Reorganization is confirmed.

 Incentive Savings Plan

   The Incentive Savings Plan (the "ISP Plan") is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service. The Company makes a discretionary matching contribution to the ISP Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal 2000, 1999 and 1998, the Company's discretionary matching contributions to the ISP Plan were $199, $193 and $230, respectively. The ISP Plan also allows for a discretionary base contribution to

                    FACTORY CARD OUTLET CORP. AND SUBSIDIARY be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

 Employee Stock Purchase Plan

   In December 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering. Withholdings from employees for purchases under the ESPP Plan were -0- in fiscal 2000 and 1999 and $70 in fiscal 1998.

(10) Fair Value of Financial Instruments

   The Company's financial instruments at February 3, 2001 and January 29, 2000 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument. Such fair values are subject to possible adjustment in conjunction with the bankruptcy proceedings discussed in Note 1.

(11) Quarterly Financial Information (unaudited)

   Following is a summary of unaudited quarterly information:

                                            First    Second    Third   Fourth
                                           Quarter   Quarter  Quarter  Quarter
                                           --------  -------  -------  -------
Fiscal 2000:
  Total sales............................. $ 54,442  $59,426  $50,778  $61,476
  Gross profit............................   25,480   28,815   22,904   26,634
  Income (loss) before reorganization
   items..................................     (727)   1,666   (2,625)     985
  Net income (loss).......................   (2,738)     303   (5,488)    (776)
  Net income (loss) per share--basic and
   diluted................................    (0.36)    0.04    (0.73)   (0.11)
                                            First    Second    Third   Fourth
                                           Quarter   Quarter  Quarter  Quarter
                                           --------  -------  -------  -------
Fiscal 1999:
  Total sales............................. $ 52,533  $52,234  $50,485  $62,406
  Gross profit............................   24,413   25,813   21,148   25,060
  Income (loss) before reorganization
   items and extraordinary item...........   (2,249)     249   (4,781)  (1,726)
  Loss before extraordinary item..........  (14,796)  (1,760)  (7,078)  (3,955)
  Net loss................................  (16,088)  (1,760)  (7,078)  (3,955)
  Net loss per share--basic and diluted...    (2.14)   (0.23)   (0.94)   (0.54)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Factory Card Outlet Corp.:

   Under date of March 21, 2001 we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, on March 23, 1999, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code. In addition, the Company's results reflect continued net losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Chicago, Illinois
March 21, 2001

                                                                      Schedule I

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                                 BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
                        ASSETS
                        ------

Current assets:
  Due from subsidiary..................................  $ 12,179    $ 12,179
  Note receivable--subsidiary..........................    54,379      47,648
                                                         --------    --------
    Total current assets...............................    66,558      59,827
Investment in subsidiary...............................   (79,960)    (64,530)
                                                         --------    --------
    Total assets.......................................  $(13,402)   $ (4,703)
                                                         ========    ========

                 STOCKHOLDERS' DEFICIT
                 ---------------------

Common stock -$.01 par value. Voting class--authorized
 15,000,000 shares;
 7,503,098 shares issued and outstanding at February 3,
 2001 and
 January 29, 2000. Non-voting class--authorized 205,000
 shares, no shares
 issued or outstanding.................................        75          75
Additional paid-in capital.............................    52,021      52,021
Accumulated deficit....................................   (65,498)    (56,799)
                                                         --------    --------
    Total stockholders' deficit........................  $(13,402)   $ (4,703)
                                                         ========    ========


           See accompanying notes to condensed financial information.

                                                                      Schedule I

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                            STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                           Fiscal year Fiscal year Fiscal year
                                              ended       ended       ended
                                           February 3, January 29, January 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
Royalty income............................  $  3,392    $  3,265    $  3,397
Interest income--subsidiary note
 receivable...............................     4,887       4,277       2,981
Equity in net loss of subsidiary..........   (15,430)    (34,787)    (33,231)
Operating expenses........................     1,548       1,636       1,581
                                            --------    --------    --------
  Loss before income tax benefit..........    (8,699)    (28,881)    (28,434)
Income tax benefit........................       --          --          (78)
                                            --------    --------    --------
  Net loss................................  $ (8,699)   $(28,881)   $(28,356)
                                            ========    ========    ========


           See accompanying notes to condensed financial information.

                                                                      Schedule I

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

          CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                            STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                            Fiscal year Fiscal year Fiscal year
                                               ended       ended       ended
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
Cash flows from operating activities:
  Net loss.................................   $(8,699)   $(28,881)   $(28,356)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Equity in net loss of subsidiary.......    15,430      34,787      33,231
    Decrease in due from subsidiary........       --        1,537         141
                                              -------    --------    --------
  Net cash provided by operating
   activities..............................     6,731       7,443       5,016
                                              -------    --------    --------
Cash used in investing activities:
  Increase in note receivable from
   subsidiary..............................    (6,731)     (7,460)     (5,233)
                                              -------    --------    --------
Cash flows from financing activities:
  Proceeds from exercise of employee stock
   options.................................       --          --          217
                                              -------    --------    --------
Net decrease in cash.......................       --          (17)        --
Cash at beginning of year..................       --           17          17
                                              -------    --------    --------
Cash at end of year........................   $   --     $    --     $     17
                                              =======    ========    ========
Supplemental disclosure of cash flow
 information:
  Noncash financing activities--
  Additional paid-in capital for warrants
   issued..................................       --          --          514


           See accompanying notes to condensed financial information.

                           FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

     NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.
                         (Dollar amounts in thousands)

(1) Basis of Accounting

   The Condensed Financial Information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of February 3, 2001 and January 29, 2000 and the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investment in and amounts due from its subsidiary are recorded on the equity basis.

(2) Chapter 11 Filing

   On March 23, 1999, the Company and its subsidiary, Factory Card Outlet of America, Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Code. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See Note 1 to the Notes to Consolidated Financial Statements.

(3) Guarantees

   The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

(4) Notes Receivable--Subsidiary

   During fiscal 1997, the subsidiary issued a note to the Company. Interest is accrued quarterly based on the prime lending rate plus two percent per year (10.50% at February 3, 2001). The note and any accrued interest is due and payable on demand.

(5) Royalty and Licensing Agreement

   In June 1997 the Company entered into a Royalty and Licensing Agreement ("Agreement") with its subsidiary. This Agreement grants its subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations.