Form 10-K405/A
period 2001-02-03
FACTORY CARD OUTLET CORP
filed 2001-06-04
CIK 1024441

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

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended February 3, 2001, as follows:

PART III, Items 10 - 13 are hereby amended as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Company's Restated By-Laws currently provide for four directors. The names of the four directors, their ages, the respective years in which each first became a director of the Company, and their respective principal occupations during the past five years are as follows:

Name                  Age  Position With The Company              Director Since
----                  ---  -------------------------              --------------

William E. Freeman     58  Chairman of the Board of Directors,
                            President and Chief Executive Officer      1989
J. Bayard Kelly        69  Director                                    1989
Gerald L. Gitner       56  Director                                    2000
Laurie M. Shahon       49  Director                                    2000


     William E. Freeman has been Chairman of the Board of Directors since March 2000 and President and Chief Executive Officer since October 1999. He is a co-founder of the Company and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company. Since 1989, he has been involved in private venture capital financing and has also performed various management consulting assignments, primarily involving the marketing and distribution of consumer products. Prior to his appointment as President and Chief Executive Officer in October 1999, he was a member of the Compensation Committee.

     J. Bayard Kelly has been a Director since 1989. Since October 1995, Mr. Kelly has served as a merchandise consultant to the Company's operating subsidiary, and is the Company's Chairman Emeritus. Mr. Kelly was the founder of the Company's operating subsidiary and its President from 1989 to 1995.

     Gerald L. Gitner has been a Director since November 2000 and is a member of the Compensation Committee and the Audit Committee. Mr. Gitner is currently the Chairman of D.G. Associates, Inc., a consulting services firm. He is the Chairman of the Board and Chairman of the Executive Committee of the Board of TWA, Inc. He has also served in various other capacities with TWA, including Chief Executive Officer. Mr. Gitner has also served as the Co-Chairman of Global Aircraft Leasing Ltd. In addition, Mr. Gitner has served as the Chairman and Chief Executive Officer of Pan American World Services and the Vice-Chairman of Pan American World Airways, Inc. Prior to that, Mr. Gitner served as the President of People Express Airlines, Inc., a company he co-founded.


     Laurie M. Shahon has been a Director since November 2000 and is a member of the Compensation

Committee and the Audit Committee. Ms. Shahon is the President of the Wilton Capital Group, a firm she founded in 1994 to make private direct investments in venture capital companies and medium sized buyouts, which focuses on retailing and consumer products. Prior to founding Wilton Capital, Ms. Shahon was a Managing Director at `21' International Holdings, a private holding company. While there, she also served as Vice Chairman and Chief Operating Officer of Color Tile, a 700 store flooring chain. Prior to joining `21' International Holdings, Ms. Shahon was an investment banker at Morgan Stanley and Salomon Brothers. Ms. Shahon is a member of the Board of Directors of One Price Clothing Stores, Homeland Holdings and Safelite.


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

     Glen J. Franchi, 47, has been Executive Vice President and Treasurer of the Company since March 1995. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

     James D. Constantine, 48, has been Senior Vice President and Chief Financial Officer since February 2000. Prior to joining the Company, he was Senior Assistant Treasurer for Sears, Roebuck and Co. and held various managerial positions from 1981 to 1999. From 1974 to 1981 he held various managerial positions with Deloitte & Touche LLP.

     Carol A. Travis, 50, has been with the Company since it was originally founded in 1985, serving as Secretary of the Company since May 1994 and as Vice President since June 1994. She has been a Vice President of the Company's operating subsidiary since August 1987 and has responsibilities for store training and investor relations.

     Gary W. Rada, 47, has been Executive Vice President since October 1999. From January 1998 to October 1999, he served as Senior Vice President and General Merchandise Manager. From 1997 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain. Prior to joining Bruno's, he spent 25 years in various management and merchandising positions with American Stores, which is now owned by Albertons. His last position at American Stores was Vice President of Buying and Merchandising for Jewel Food Stores, headquartered in Chicago, Illinois.

     Timothy F. Gower, 50, has been Senior Vice President, Retail Store Operations since October 1999. From April 1998 to October 1999, he served as Vice President, Retail Store Operations. Prior to that, from August 1997 to March 1998, he served as Vice President of Store Operations for Zellers Inc., Canada's largest discount store chain. Prior to joining Zellers, he held various store operations positions with Office Max and F&M SuperDrug Stores.


     Robert Krentzman, 52, has been Vice President, Information Technology since September 1995. From March 1994 to September 1995, he served as Director of Management Information Systems. From 1990 to

1994, he was Director, Management Information Systems, for Reader's Market, a division of Waldenbooks.

     Joseph M. Cabon, 54, has been Vice President, Distribution since April 1995. From December 1993 to January 1995, he was employed as a consultant in retail distribution. From October 1992 to December 1993, he was Vice President, Logistics for One Price Clothing, a specialty retailer.

     William A. Beyerl, 49, has been Vice President, Human Resources since December 1999. From June 1999 to December 1999 he served as Director of Human Resources. From September 1997 to June 1999, he served as Director of Store Operations. From 1991 to 1997, he served as Director of Human Resources for Today's Man, a specialty menswear retailer on the East Coast. Prior to joining Today's Man, he held various management positions with Bradlees Department Stores and Gimbel's Department Stores.

Section 16 Reporting

     Section 16(a) of the Exchange Act requires the company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended February 3, 2001 were met.

ITEM 11.  EXECUTIVE OFFICERS COMPENSATION

     Summary Compensation Table. The following table sets forth the compensation earned by the Company's President and Chief Executive Officer and each of the other four most highly compensated officers of the Company and its operating subsidiary (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the twelve-month periods ended February 3, 2001 (a 53-week period), January 29, 2000 (a 52-week period) and January 30, 1999 (a 52-week period).

 ===================================================================================================================================
                                                                  Annual Compensation
                                                                  -------------------
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                        Fiscal           Salary      Bonus          Comp.          All Other
---------------------------                        ------           ------      ------         -----          ---------
                                                   Year                         (1)(2)         Awards       Compensation
                                                   ----                         ------         ------       ------------
                                                                                             Securities
                                                                                             Underlying          (3)
                                                                                             Option/SARs        ----
                                                                                                (#)(2)
                                                                                                ------
------------------------------------------------------------------------------------------------------------------------------------
William E. Freeman(4)............................          2000     $  265,000  79,500                -            67,652
 President and Chief Executive Officer                     1999         81,835  14,524                -             5,299
                                                           1998              -       -                -                 -
------------------------------------------------------------------------------------------------------------------------------------
Glen J. Franchi..................................          2000        239,657  60,480                -             4,724
  Executive Vice President and Treasurer                   1999        200,000  31,512                -             8,948
                                                           1998        200,000  24,617                -            10,845
------------------------------------------------------------------------------------------------------------------------------------
Gary W. Rada(5)..................................          2000        239,501  58,080                -             1,643
 Executive Vice President, General                         1999        221,535  35,912                -             3,811
 Merchandise Manager                                       1998        210,000  60,000           20,000           101,650
------------------------------------------------------------------------------------------------------------------------------------
Timothy F. Gower(6)..............................          2000        173,812  42,240                -             3,475
 Senior Vice President, Retail Store Operations            1999        163,075  25,435                -             3,790
                                                           1998        113,655  10,000           15,000            66,784
------------------------------------------------------------------------------------------------------------------------------------
James D. Constantine(7)..........................          2000        172,240  45,600                -             1,315
 Senior Vice President and Chief Financial                 1999              -       -                -                 -
  Officer                                                  1998              -       -                -                 -
====================================================================================================================================

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

(3) "All Other Compensation" consists of life insurance, payments to the executive's account pursuant to the Company's Savings Plan, automobile allowances, and reimbursement of relocation and living expenses.

(4)  Mr. Freeman was elected President and Chief Executive Officer in October
     1999.

(5)  Mr. Rada joined the Company in January 1998.

(6)  Mr. Gower joined the Company in April 1998.

(7)  Mr. Constantine joined the Company in February 1999.

Option Grants, Exercises And Holdings

     Twelve-month Period Ended February 3, 2001 Option Grants. There have been no options granted to the Named Executive Officers during the twelve-month period ended February 3, 2001.

     Twelve-month Period Ended February 3, 2001 Option Exercises And Holdings. The following table sets forth certain information regarding options held at February 3, 2001. No Named Executive Officer exercised any options during this period.

      Aggregate Options Exercised In Last Fiscal Year And Fiscal Year-end Option
                                     Values

====================================================================================================================================
                   Name                                   Number of  Securities                Value of Unexercised
                   ----                                        Underlying                     In-The Money Options at
                                                         Unexercised Options at                    2/3/01($)(1)
                                                               2/3/01 (#)                          ------------
                                                               ----------
                                                     -------------------------------------------------------------------------------
                                                     Exercisable     Unexerciseable       Exercisable        Unexercisable
                                                     ------------    ---------------      ------------       --------------
------------------------------------------------------------------------------------------------------------------------------------
William E. Freeman...........................             100,320                  -                 -                    -
------------------------------------------------------------------------------------------------------------------------------------
Glen J. Franchi..............................              77,913              1,875                 -                    -
------------------------------------------------------------------------------------------------------------------------------------
Gary W. Rada.................................              15,000              5,000                 -                    -
------------------------------------------------------------------------------------------------------------------------------------
Timothy F. Gower.............................               7,500              7,500                 -                    -
------------------------------------------------------------------------------------------------------------------------------------
James D. Constantine.........................                   -                  -                 -                    -
====================================================================================================================================

(1) Represents the difference between the per share exercise price and the closing price of the Common Stock on February 3, 2001 ($ 0.02).


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

     On March 26, 2001, the Company and the Creditors' Committee appointed in its Chapter 11 case entered into agreement, subject to confirmation by the bankruptcy Court, on a Plan of Reorganization of Factory Card Outlet Corp. with Factory Card Holdings, Inc ("FCH"). The agreement would provide the Company with funding to enable it to emerge from Chapter 11. The Plan of Reorganization does not contemplate holders of the Company's outstanding common stock receiving any distribution because the Plan of Reorganization would not result in creditors recovering the full amount of their claims. Consequently, the existing stock and all stock option plans would be cancelled if the Plan of Reorganization is confirmed.

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

Director Compensation

     Pursuant to the Company's 1997 Outside Director Stock Option Plan approved by the stockholders in November 1997, directors who are not officers, employees or consultants of the Company may be granted options for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in the 1997 Outside Director Stock Option Plan is 250,000, subject to certain adjustments. The Company granted 160,000 options in November 1997 to eligible directors which become exercisable at the rate of 8.33% per quarter through November 2000. Directors who are not officers, employees or consultants of the Company are reimbursed for travel to each Board of Directors meeting at which they are present as well as their reasonable expenses in connection with the performance of their duties. In addition, effective November 2000, each director will receive an annual retainer of $25,000, payable quarterly, plus $750 for each Board or Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Of Common Stock

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of May 25, 2001 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each of the Directors and the chief executive officer and other named executive officers and
(iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Company's Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").

                                                                 Number                Percentage
                                                               Of Shares                Of Shares
                                                              Beneficially            Beneficially
Name Of Beneficial Holder                                        Owned                    Owned
-------------------------                                     ------------             ------------
Garlen Investments Limited(1).......................             1,131,708                   15.1%
 c/o Jarir Investments
 Post Office Box 3196, Riyadh 11471, Saudi Arabia

Ronald L. Chez(2)...................................             1,027,800                   13.7%
 c/o Schuyler, Roche & Zwirner
 130 East Randolph Street
 Chicago, Illinois 60601

Allstate Insurance Company(3).......................               873,356                   11.6%
 3075 Sanders Road/Allstate Plaza
 Northbrook, IL 60062

Jasmine Trustees Ltd................................               381,398                    5.1%
 Post Office Box 675
 Vine Street Chambers
 Vine Street, ST. Helier
 Jersey, Channel Islands United Kingdom

William E. Freeman(4)...............................               223,610                    3.0%
J. Bayard Kelly(5)..................................               102,667                    1.4%
Gerald L. Gitner(6).................................                 4,016                      *
Laurie M. Shahon....................................                     0                    0.0%
Glen J. Franchi(7)..................................                80,015                    1.1%
Gary W. Rada(8).....................................                25,250                      *
Timothy F. Gower(9).................................                11,250                      *
James D. Constantine................................                     0                    0.0%
All directors and executive officers
 as a group (12 persons)(10)........................               514,318                    6.9%


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

(4) Includes options to purchase 100,320 shares that are exercisable within 60 days of May 25, 2001.

(5) Includes options to purchase 43,644 shares that are exercisable within 60 days of May 25, 2001. All the Common Stock and options to purchase Common Stock are held in the Revocable Living Trust for J. Bayard Kelly, of which Mr. Kelly is the beneficial owner.

(6) Includes options to purchase 4,016 shares that are exercisable within 60 days of May 25, 2001.

(7) Includes options to purchase 77,913 shares that are exercisable within 60 days of May 25, 2001.

(8) Includes options to purchase 15,000 shares that are exercisable within 60 days of May 25, 2001.

(9) Includes options to purchase 11,250 shares that are exercisable within 60 days of May 25, 2000.

(10) Includes options to purchase 316,827 shares that are exercisable within 60 days of May 25, 2001.


ITEM 13.  CERTAIN TRANSACTIONS

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

     In the 12 month period ended February 3, 2001, the Compensation Committee of the Company was comprised of William E. Freeman, former Director Robert C. Blattberg, former Director James L. Nouss, Gerald L. Gitner and Laurie M. Shahon. Mr. Blattberg and Mr. Nouss resigned from the board in March 2000 and June 2000, respectively. Mr. Gitner and Ms. Shahon have been members of the Committee since November 2000.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2001.


                                          FACTORY CARD OUTLET CORP.


                                          By:   /s/ James D. Constantine
                                                ---------------------------
                                                James D. Constantine
                                                Senior Vice President and
                                                Chief Financial Officer