Form 10-Q
period 2001-05-05
FACTORY CARD OUTLET CORP
filed 2001-06-19
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 5, 2001

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the Registrant's Common Stock outstanding as of June 8, 2001 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                       For the Quarter Ended May 5, 2001
                                     Index

                                                                                                        Page
Part I        Financial Information

Item 1        Financial Statements (Unaudited):

              Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001                           3

              Consolidated Statements of Operations for the three fiscal months ended May 5,
                  2001 and April 29, 2000                                                                  4

              Consolidated Statements of Cash Flows for the three fiscal months
                  Ended May 5, 2001 and April 29, 2000                                                     5

              Notes to Consolidated Financial Statements                                                  6-9

Item 2        Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                               9-13

Item 3        Quantitative and Qualitative Disclosures About Market Risk                                   13

Part II       Other Information                                                                          13-14

              Signatures                                                                                   14

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                                May 5,           February 3,
                                                                                                 2001                2001
                                                                                         -------------------  ------------------
ASSETS                                                                                        (Unaudited)
Current assets:
   Cash                                                                                  $           557        $          281
   Merchandise inventories                                                                        53,310                55,883
   Prepaid expenses and other                                                                      1,796                 2,086
                                                                                         ---------------        --------------
       Total current assets                                                                       55,663                58,250

Fixed assets, net                                                                                 23,574                25,061
Other assets                                                                                         356                   401
                                                                                         ---------------        --------------

       Total assets                                                                      $        79,593        $       83,712
                                                                                         ===============        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Debt                                                                                $        23,557        $       25,699
     Accounts payable                                                                              7,167                 7,634
     Accrued expenses                                                                              9,290                 8,407
                                                                                         ---------------        --------------
       Total current liabilities                                                                  40,014                41,740
                                                                                         ---------------        --------------

Liabilities subject to compromise                                                                 55,341                55,374
                                                                                         ---------------        --------------

Total liabilities                                                                                 95,355                97,114

Stockholders' deficit:
   Common stock - $.01 par value. Voting class - authorized  15,000,000 shares;
    7,503,098 shares issued and outstanding.  Non-voting class - authorized
    205,000 shares, no shares issued or outstanding.                                                  75                    75
   Additional paid-in capital                                                                     52,021                52,021
   Accumulated deficit                                                                           (67,858)              (65,498)
                                                                                         ---------------        --------------

      Total stockholders' deficit                                                                (15,762)              (13,402)
                                                                                         ---------------        --------------

      Total liabilities and stockholders' deficit                                        $        79,593        $       83,712
                                                                                         ===============        ==============

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)


                                                                                Three fiscal months ended
                                                                        ---------------------------------------
                                                                               May 5,             April 29,
                                                                                2001                 2000
                                                                        ------------------- -------------------
                                                                            (Unaudited)         (Unaudited)
Net sales                                                                $       56,235        $       54,442
Cost of sales                                                                    30,414                28,962
                                                                         --------------        --------------
   Gross profit                                                                  25,821                25,480
Selling, general and administrative expenses                                     25,953                25,359
Interest expense                                                                    824                   848
                                                                         --------------        --------------
   Loss before reorganization items                                                (956)                 (727)
Reorganization items, net                                                         1,404                 2,011
                                                                         --------------        --------------
   Net loss                                                              $       (2,360)       $       (2,738)
                                                                         ==============        ==============


Loss per share - basic and diluted
   Net loss per share - basic and diluted                                $        (0.31)       $        (0.36)
                                                                         ===============       ===============

Weighted average shares outstanding -
   Basic and diluted                                                          7,503,098             7,503,098
                                                                         ===============       ===============

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                                 Three fiscal months ended
                                                                                           ------------------------------------
                                                                                                  May 5,          April 29,
                                                                                                   2001              2000
                                                                                           ------------------   ---------------
                                                                                               (Unaudited)       (Unaudited)
  Cash flows from operating activities:
    Net loss                                                                                 $    (2,360)        $   (2,738)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization of fixed assets                                             1,752              1,903
         Amortization of deferred financing costs                                                    171                213
         Noncash portion of reorganization items                                                     519              1,182
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Merchandise inventories                                                             2,573              2,448
               Prepaid expenses and other assets                                                     164               (530)
             Increase (decrease) in liabilities:
               Accounts payable                                                                     (468)            (2,401)
               Accrued expenses                                                                      364               (189)
               Liabilities subject to compromise                                                       4                 87
                                                                                              -----------       -----------

  Net cash provided by (used in) operating activities                                              2,719                (25)
                                                                                              -----------       -----------

  Net cash used in investing activities - purchase of fixed assets, net                             (265)              (381)
                                                                                              -----------       -----------

  Cash flows from financing activities:

    Borrowings                                                                                    56,177             55,710
    Repayment of debt                                                                            (58,319)           (56,649)
    Payment of long-term obligations                                                                 (36)               (93)
                                                                                              -----------       -----------

Net cash used in financing activities                                                             (2,178)            (1,032)
                                                                                              -----------       -----------

Net increase (decrease) increase in cash                                                             276             (1,438)
Cash at beginning of period                                                                          281              1,713
                                                                                              -----------       -----------

  Cash at end of period                                                                       $      557         $      275
                                                                                              ===========       ===========

  Supplemental cash flow information:
     Interest paid                                                                            $      644         $      610

         See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)


(1)        Organization and Basis of Presentation

                     The consolidated unaudited financial statements include the accounts of Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively, the "Company"). The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended February 3, 2001 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

                     The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on March 23, 1999 (the "petition date") under case numbers 99-685(JCA) and 99-686(JCA) (the "Chapter 11 Cases"). The Company is currently operating its business as debtors in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

                     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the three fiscal months ended May 5, 2001. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

                     The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization is set to expire on July 31, 2001. The exclusive period for solicitation of the plan of reorganization is set to expire on October 1, 2001. Although the Company filed a plan of reorganization prior to the expiration of its exclusive filing period, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company.

                     On February 2, 2001, the Company, the Official Committee of Unsecured Creditors (the "Creditors' Committee") and Factory Card Holdings, Inc. ("FCH") entered into a letter of intent which provided the basic parameters of an FCH investment in the Company and the chapter 11 plan of reorganization that would result therefrom. Subsequent to the execution of the letter of intent, FCH completed its due diligence. The Company, the Creditors' Committee and FCH then proceeded to negotiate the specific terms of the definitive transaction documents and the plan of reorganization. Those negotiations culminated in the execution of that certain Agreement on Plan of Reorganization of Factory Card Outlet Corp., dated as of March 26, 2001 (the "FCH Agreement"). The FCH Agreement, which is subject to, among other things, confirmation of a plan of reorganization that would have to be voted upon by creditors, provides for an investment of at least $10 million in the Company upon its emergence from chapter 11, at least $6 million of which would be in the form of equity.

                     The Company, FCH and the Creditors' Committee filed their Joint Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code Proposed by the Company, FCH and the Official Committee of Unsecured Creditors (the "Plan") on May 31, 2001 and their Joint Disclosure Statement of the Company, FCH and the Official Committee of Unsecured Creditors pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure Statement") on June 1, 2001. The Plan provides that general unsecured creditors, whose claims are estimated to approximate $44 million, will receive a total cash distribution approximating $6 million, of which $5 million will be payable over a period of five years. The $5 million distribution will be subject to downward adjustment under certain circumstances. An additional distribution of up to $5 million will be available in the event that FCH were successful in raising proceeds from a public offering or other disposition of the Company's assets within a seven year period from the Company's emergence from chapter 11. The holders of the Company's outstanding common stock will not receive any distribution because the Plan will not result in creditors recovering the full amount of their claims. Consequently, the existing stock is expected to be cancelled.

                     The Court approved the Disclosure Statement relating to its Plan of Reorganization on June 1, 2001. The Disclosure Statement, along with the Plan and solicitation materials, was sent to impaired creditors for their consideration and approval. Votes to accept or reject the Plan are required to be received by the balloting agent on or before July 11, 2001. Following the solicitation period the Bankruptcy Court will consider whether to confirm the plan. The confirmation hearing is currently scheduled for July 18, 2001. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (1) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (2) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and
           (3) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Company or any successors to the Company unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met with respect to the non-accepting class. As the holders of the Company's outstanding common stock will not receive any distribution under the Plan and, consequently, will be deemed to have rejected the Plan, the Company, FCH and the Creditors' Committee currently intend to request confirmation of the Plan under the cram down provisions of the Bankruptcy Code.

(2)        Debtor in Possession Facility


                     Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement in March 1999 and subsequent amendments (as amended, the "Loan Agreement") which currently provides up to $32,500 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by inventory levels and have an interest rate of 1% over prime (8.50% at May 5, 2001). The Loan Agreement expires on the earlier of July 31, 2001 or the effective date of the Company's plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived


(3)        Management Estimates


                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three fiscal month periods ended May 5, 2001 and April 29, 2000 include accruals for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

 (5)       Reorganization Items

                     Reorganization costs include costs for professional fees and other costs related to the Company's reorganization. In the three fiscal months ended May 5, 2001 and April 29, 2000, amounts paid to professionals totaled $821 and $1,462 respectively.

                     In May 2001 the Company announced that it would close an additional two stores. The final day of sales is expected to be July 7, 2001. Approximate costs to close these stores amount to $410 in the aggregate which includes inventory write down, lease termination costs, impairment charge of fixed assets and leasehold improvements and other miscellaneous closing costs.

(6)        Income Taxes

                     In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at May 5, 2001 and February 3, 2001.

(7)        Earnings Per Share

                     The computation of loss per share - basic and diluted are shown below.

                                                                          Net                                   Per
                                                                          loss               Shares            share
                                                                     ---------------     ---------------     -----------
             For the three fiscal months ended May 5, 2001 -
             Loss per share basic and diluted:
             --------------------------------
             Net loss                                                $  (2,360)            7,503,098         $  (0.31)
                                                                     ---------------     ---------------     -----------

             For the three fiscal months ended April 29, 2000 -
             Loss per share - basic and diluted:
             -----------------------------------
             Net loss                                                $  (2,738)            7,503,098          $ (0.36)
                                                                     ---------------     ---------------     -----------

                     For the quarters ended May 5, 2001 and April 29, 2000, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.



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

           The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. As of June 8, 2001, the Company operated 175 stores in 20 states. The Company does not intend to open any additional stores in 2001 and plans to close two stores in July 2001.

Results of Operations

           The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                    Three fiscal months ended
                                                    -------------------------
                                                     May 5,           April 29,
                                                      2001               2000
                                                      ----               ----

Net sales                                             100.0 %            100.0 %
Cost of sales                                          54.1               53.2
                                                 ----------        -----------
   Gross profit                                        45.9               46.8
Selling, general and administrative expenses           46.2               46.6
Interest expense                                        1.5                1.6
                                                 ----------        -----------
   Loss before reorganization items, net               (1.8)              (1.4)
Reorganization items, net                               2.5                3.7
                                                 ----------        -----------
   Net loss                                            (4.3)%             (5.1)%
                                                 ==========        ===========
Number of stores open at end of period                  175                182

Three Fiscal Months Ended May 5, 2001 and April 29, 2000

           Net Sales. Net sales increased $1,793 or 3.3%, to $56,235 for the three fiscal month period ended May 5, 2001 from $54,442 for the three fiscal month period ended April 29, 2000. Comparable store sales increased $2,480 or 4.6%. The increase in net sales was the result of improved flow of merchandise to the stores. Sales increases in the card, balloon, candy and basic party categories were partially offset by decreases in the giftwrap, seasonal and gift categories. The card increase was the result of a price change from 39 cents to 49 cents late in April 2000. The Company includes stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

           Gross Profit. Cost of sales includes distribution costs. Gross profit increased $341 or 1.3%, to $25,821 for the three fiscal month period ended May 5, 2001 from $25,480 for the three fiscal month period ended April 29, 2000. As a percentage of net sales, gross profit was 45.9% for the three fiscal month period ended May 5, 2001 compared to 46.8% in the same period in the prior year. The decrease in gross profit as a percentage of net sales can be attributable to higher distribution costs.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $594 or 2.3%, to $25,953 for the three fiscal month period ended May 5, 2001 from $25,359 for the three fiscal month period ended April 29, 2000. This increase resulted primarily from increases in store utilities and professional services incurred relating to the execution of store physical inventories. As a percentage of net sales, selling, general and administrative expenses decreased to 46.2% in the three fiscal month period ended May 5, 2001 from 46.6% in the three fiscal month period ended April 29, 2000.

           Interest Expense. Interest expense was $824 in the three fiscal month period ended May 5, 2001 compared to $848 in the three fiscal month period ended April 29, 2000. This decrease resulted primarily from lower interest rates.

           Reorganization Items, net. Reorganization items decreased $607 or 30.2% to $1,404 for the three fiscal month period ended May 5, 2001 from $2,011 for the three fiscal month period ended April 29, 2000. The decrease can be attributable to the timing of professional services related to the bankruptcy proceedings.

           Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating loses for the three month period ended May 5, 2001 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at May 5, 2001 and February 2, 2001.


Liquidity and Capital Resources

           On March 23, 1999, the Company filed the Chapter 11 Cases to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 2001 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and the effects of the Chapter 11 Cases. The Company's uses of capital for the remainder of fiscal 2001 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases. The FCH Agreement dated March 26, 2001, which is subject to, among other things, confirmation of a plan of reorganization, provides for an investment of at least $10 million in the Company upon its emergence from Chapter 11, at least $6 million of which would be in the form of equity.

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

           Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement and subsequent amendments dated March 23, 1999. The Loan Agreement originally provided the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50 million, including the ability to issue up to $10 million of letters of credit, to be used for its ongoing working capital needs and for general corporate purposes. However, as $50 million was in excess of the Company's working capital needs, the aggregate amount of the loan was reduced to $32.5 million by an amendment dated March 19, 2001. The amendment also extended the term of the loan from March 23, 2001 to the earlier of July 31, 2001 or the effective date of the Company's plan of reorganization. The lenders under the Loan Agreement were granted a security interest in substantially all of the Company's assets as security for the Company's obligations under the Loan Agreement. All obligations under the Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases. The Company intends to use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes.

           The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. All such covenants have been met or waived at May 5, 2001.

           As of May 5, 2001, the Company had $23,557 of borrowings outstanding under the Loan Agreement and had utilized approximately $402 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

           At May 5, 2001 and February 3, 2001, the Company's working capital was $15,649 and $16,510 respectively. Net cash provided by operating activities for the three fiscal month period ended May 5, 2001 was $2,719 compared to $25 of net cash used during the three fiscal month period ended April 29, 2000. The increase is primarily due to more favorable trade vendor terms negotiated by the Company, which resulted in an increase in accounts payable balances.

           Net cash used in investing activities during the three fiscal month period ended May 5, 2001 and April 29, 2000 was $265 and $381, respectively. Net cash used in investing activities was primarily for capital expenditures for store equipment and equipment for the distribution center.

           Net cash used in financing activities during the three fiscal month period ended May 5, 2001 was $2,178 compared to $1,032 of net cash used in financing activities during the three fiscal months ended April 29, 2000. Amounts are attributable to the level of borrowings and repayments.

           The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.



ITEM 3               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based on the prime rate.

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

Item 6.    Exhibits and reports on Form 8-K

           (a) Exhibits

               99.1  Press release of the Company issued June 5, 2001

           (b) Reports on 8-K

                     None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FACTORY CARD OUTLET CORP.

Dated:  June 15, 2001                     By: /s/ William E. Freeman
                                              --------------------------
                                                  William E. Freeman
                                                  President and Chief
                                                  Executive Officer


Dated:  June 15, 2001                     By: /s/ James D. Constantine
                                              --------------------------
                                                  James D. Constantine
                                                  Senior Vice President
                                                  and Chief Financial Officer

EXHIBIT INDEX

           Exhibits

                   99.1  Press release of the Company issued June 5, 2001