Form 10-Q
period 2001-08-04
FACTORY CARD OUTLET CORP
filed 2001-09-18
CIK 1024441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended August 4, 2001

                         Commission File Number: 21859

                           FACTORY CARD OUTLET CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                    36-3652087
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               2727 Diehl Road,
                          Naperville, IL  60563-2371
              --------------------------------------------------
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (630) 579-2000

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock outstanding as of September 13, 2001 was 7,503,098.

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                                   Form 10-Q

                      For the Quarter Ended August 4, 2001

                                     Index

                                                                                                     Page

Part I                                     Financial Information

Item 1      Financial Statements (unaudited):

            Consolidated Balance Sheets as of August 4, 2001 and February 3, 2001                        3

            Consolidated Statements of Operations for the three fiscal months and six fiscal
              months ended August 4, 2001 and July 29, 2000                                              4

            Consolidated Statements of Cash Flows for the six fiscal months
              ended August 4, 2001 and July 29, 2000                                                     5

            Notes to Consolidated Financial Statements                                                  6-9

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                10-14

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                   14

Part II     Other Information                                                                          14-15

            Signatures                                                                                   15

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS



                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)


                                                                                      August 4,              February 3,
                                                                                         2001                    2001
                                                                                      ---------             ------------
ASSETS                                                                               (Unaudited)

Current assets:
   Cash                                                                               $    173                 $    281
   Merchandise inventories                                                              53,858                   55,883
   Prepaid expenses and other                                                            1,090                    2,086
                                                                                      --------                 --------
      Total current assets                                                              55,121                   58,250

Fixed assets, net                                                                       22,050                   25,061
Other assets                                                                               380                      401
                                                                                      --------                 --------

      Total assets                                                                    $ 77,551                 $ 83,712
                                                                                      ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Debt                                                                               $ 18,997                 $ 25,699
   Accounts payable                                                                      9,965                    7,634
   Accrued expenses                                                                      7,811                    8,407
                                                                                      --------                 --------
      Total current liabilities                                                         36,773                   41,740

Liabilities subject to compromise                                                       55,368                   55,374
                                                                                      --------                 --------

Total liabilities                                                                       92,141                   97,114

Stockholders' deficit:
   Common stock - $.01 par value.  Voting class - authorized  15,000,000 shares;
    7,503,098 shares issued and outstanding.  Non-voting class - authorized
    205,000 shares, no shares issued or outstanding.                                        75                       75


   Additional paid-in capital                                                           52,021                   52,021
   Accumulated deficit                                                                 (66,686)                 (65,498)
                                                                                      --------                 --------

      Total stockholders' deficit                                                      (14,590)                 (13,402)
                                                                                      --------                 --------

      Total liabilities and stockholders' deficit                                     $ 77,551                 $ 83,712
                                                                                      ========                 ========

         See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Operations
             (Dollar amounts in thousands, except per share data)

                                          Three fiscal months ended              Six fiscal months ended
                                                  (Unaudited)                          (Unaudited)
                                        ------------------------------       -------------------------------
                                          August 4,         July 29,           August 4,          July 29,
                                            2001              2000               2001               2000
                                        ------------      ------------       -------------      ------------
Net sales                                $    57,013       $    59,426         $   113,249       $   113,868
Cost of sales                                 29,423            30,611              59,838            59,573
                                        ------------      ------------       -------------      ------------
   Gross profit                               27,590            28,815              53,411            54,295
Selling, general and
 administrative expenses                      24,573            26,392              50,526            51,751
Interest expense                                 627               757               1,451             1,605
                                        ------------      ------------       -------------      ------------
   Income before reorganization
     items                                     2,390             1,666               1,434               939
Reorganization items, net                      1,218             1,363               2,622             3,374
                                        ------------      ------------       -------------      ------------
   Net income (loss)                     $     1,172       $       303        $     (1,188)      $    (2,435)
                                        ============      ============       =============      ============
Net income (loss) per share -
  basic & diluted                       $       0.16       $      0.04        $      (0.16)      $     (0.32)
                                        ============      ============       =============      ============

Weighted average shares
  outstanding - basic/diluted              7,503,098         7,503,098           7,503,098         7,503,098
                                        ============      ============       =============      ============


See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                            Six fiscal months ended
                                                        -------------------------------
                                                            August 4,       July 29,
                                                              2001            2000
                                                        --------------   --------------
                                                                   (Unaudited)
Cash flows from operating activities:
  Net loss                                                $     (1,188)    $     (2,435)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
    Depreciation and amortization of fixed assets                3,497            3,699
    Amortization of deferred financing costs
     and debt discount                                             376              390
    Non cash portion of reorganization items                       772            1,621
    Other                                                           10               (4)
    Changes in assets and liabilities:
      (Increase) decrease in assets:
       Merchandise inventories                                   2,025              896
       Prepaid expenses and other assets                           641              474
      Increase (decrease) in liabilities:
       Accounts payable                                          2,331           (1,622)
       Accrued expenses                                         (1,315)             599
       Liabilities subject to compromise                            99              186
                                                        --------------   --------------

Net cash provided by operating activities                        7,248            3,804
                                                        --------------   --------------
Net cash used in investing activities -
 purchase of fixed assets, net                                    (550)            (799)
                                                        --------------   --------------
Cash flows from financing activities:
  Borrowings under revolving credit notes                      112,822          115,293
  Repayment of borrowings under revolving credit notes        (119,524)        (119,603)
  Payment of long-term obligations                                (104)            (221)
                                                        --------------   --------------
Net cash used in financing activities                           (6,806)          (4,531)
                                                        --------------   --------------
Net decrease in cash                                              (108)          (1,526)
Cash at beginning of period                                        281            1,713
                                                        --------------   --------------
Cash at end of period                                     $        173     $        187
                                                        ==============   ==============

Supplemental cash flow information:
  Interest paid                                           $      1,121     $      1,213

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

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 5, the Company has recorded certain reorganization items during the six fiscal months ended August 4, 2001. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

          The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The exclusive period for the Company to propose a plan of reorganization currently expires on October 31, 2001. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company. The Company plans to develop a plan of reorganization for submission to the Bankruptcy Court.

          On or about March 26, 2001, the Company, Factory Card Holdings, Inc. ("FCH") and the Official Committee of Unsecured Creditors (the "Creditors' Committee") entered into that certain

     Agreement on Plan of Reorganization of Factory Card Outlet Corp., dated as of March 26, 2001 (the "FCH Agreement"). The FCH Agreement provided for, among other things, FCH causing one or more third parties to invest a minimum of $10,000 in the Company, $6,000 of which would be invested in the form of equity and the balance of which would be invested in the form of debt (the "FCH Investment"). The FCH Investment would have enabled the Company to consummate the Plan (as defined below) and emerge from chapter
     11. In exchange for the FCH Investment, pursuant to the FCH Agreement, FCH was to receive 100% of the new common stock issued by reorganized Factory Card.

          Following the execution of the FCH Agreement, the Debtors, FCH and the Creditors' Committee proceeded to negotiate and document a plan of reorganization. On or about May 31, 2001, the Debtors filed the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") and on June 1, 2001, the Bankruptcy Court approved the related disclosure statement (the "Disclosure Statement") and scheduled a confirmation hearing for July 18, 2001 (the "Confirmation Hearing"). However, on July 13, 2001, FCH informed the Debtors and the Creditors' Committee that it could not fulfill its obligation to provide the FCH Investment. Consequently, the Debtors concluded that they could not proceed with the Confirmation Hearing on July 18, 2001. On August 20, 2001, the Debtors and the Creditors' Committee withdrew the Plan.

          Because FCH was unable to fulfill its obligations under the FCH Agreement in a timely manner, on or about August 1, 2001, the Debtors and the Creditors' Committee effectively terminated the FCH Agreement, reserving their respective rights and claims against FCH. Nevertheless, since their withdrawal of the Plan, the Debtors have been focused on formulating a new plan of reorganization and are continuing to explore all other possible plan alternatives.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" (SFAS No. 141), which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

          In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002 and is expected to have no material impact on the financial position of the Company.


(2)  Debtor in Possession Facility

          Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement dated March 23, 1999 and subsequent amendments (as amended, the "Loan Agreement") which provides up to $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime (7.75% at August 4, 2001). The Loan Agreement expires on the earlier of February 1, 2002 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived.


(3)  Management Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and six fiscal month periods ended August 4, 2001 and July 29, 2000 include accruals for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.


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


(5)  Reorganization Items

          Reorganization costs include costs for professional fees and other costs related to the Company's reorganization. In the six fiscal months ended August 4, 2001, amounts paid to professionals totaled $1,419. Additionally, the Company closed two under-performing stores in July 2001 and recorded reorganization costs relating to these store closings of approximately $406. In the six fiscal months ended July 29, 2000, amounts paid to professionals totaled $2,284.


(6)  Income Taxes

          In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at August 4, 2001 and February 3, 2001.

(7)  Earnings Per Share

          Earnings per share - basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                         Net                                    Per
                                                         Loss             Shares               Share
                                                       -------           ---------            ------
For the three fiscal months ended August 4, 2001 -
Earnings per share - basic and diluted:
---------------------------------------
Net loss                                               $ 1,172           7,503,098            $ 0.16
                                                       -------           ---------            ------

For the three fiscal months ended July 29, 2000 -
Earnings per share - basic and diluted:
---------------------------------------
Net loss                                               $   303           7,503,098            $ 0.04
                                                       -------           ---------            ------

                                                         Net                                    Per
                                                         Loss             Shares               Share
                                                       -------           ---------            ------
For the six fiscal months ended August 4, 2001 -
Loss per share - basic and diluted:
-----------------------------------
Net loss                                               $(1,188)          7,503,098            $(0.16)
                                                       -------           ---------            ------

For the six fiscal months ended July 29, 2000 -
Loss per share - basic and diluted:
-----------------------------------
Net loss                                               $(2,435)          7,503,098            $(0.32)
                                                       -------           ---------            ------

          For the three and six fiscal months ended August 4, 2001 and July 29, 2000, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

     Certain statements in the following discussion and analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession (the "Chapter 11 Cases"). All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with the Company's chapter 11 proceedings are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formation of an acceptable reorganization plan and the bankruptcy court approval of the reorganization plan.

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

     The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. The Company closed 2 under-performing stores in July 2001 and does not plan to open any additional stores in fiscal 2001. As of September 13, 2001, the Company operated 173 stores in 20 states.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                                         Three fiscal months ended                 Six fiscal months ended
                                                       -----------------------------            ------------------------------
                                                       August 4,            July 29,            August 4,             July 29,
                                                         2001                 2000                2001                  2000
                                                       ---------            --------            ---------             --------
Net sales                                               100.0%               100.0%               100.0%               100.0%
Cost of sales                                            51.6                 51.5                 52.8                 52.3
                                                        -----                -----                -----                -----
   Gross profit                                          48.4                 48.5                 47.2                 47.7
Selling, general and administrative expenses             43.1                 44.4                 44.6                 45.4
Interest expense                                          1.1                  1.3                  1.3                  1.4
                                                        -----                -----                -----                -----
   Income before reorganization items                     4.2                  2.8                  1.3                  0.9
Reorganization items, net                                 2.1                  2.3                  2.3                  3.0
                                                        -----                -----                -----                -----
   Net income (loss)                                      2.1%                 0.5%                (1.0)%               (2.1)%
                                                        =====                =====                =====                =====
Number of stores open at end of period                    173                  182                  173                  182

Three Fiscal Months Ended August 4, 2001 and July 29, 2000

     Net Sales. Net sales decreased $2,413, or 4.1%, to $57,013 for the three fiscal month period ended August 4, 2001 from $59,426 for the three fiscal month period ended July 29, 2000. The net sales decrease can be attributed to the operation of nine fewer superstores during the three fiscal month period ended August 4, 2001. The Company closed two under performing stores in July 2001 and closed five under performing stores in the prior fiscal year. Comparable store sales increased $785 or 1.3%. This increase was the result of improved product allocation and assortment of inventory, primarily in the basic party category.

     Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $1,225 or 4.2% to $27,590 for the three fiscal month period ended August 4, 2001 from $28,815 for the three fiscal month period ended July 29, 2000. As a percentage of net sales, gross profit was 48.4% for the three fiscal month period ended August 4, 2001 compared to 48.5% in the same period in the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $1,819 or 6.9%, to $24,573 for the three fiscal month period ended August 4, 2001 from $26,392 for the three fiscal month period ended July 29, 2000. This decrease resulted primarily from operating nine fewer superstores during the three fiscal month period ended August 4, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 43.1% in the three fiscal month period ended August 4, 2001 from 44.4% in the three fiscal month period ended July 29, 2000. This fluctuation was the result of a significant reduction in advertising expense in the three fiscal months ended August 4, 2001.

     Interest Expense. Interest expense was $627 in the three fiscal month period ended August 4, 2001 compared to $757 in the three fiscal month period ended July 29, 2000. This decrease resulted primarily from lower borrowing levels coupled with a lower effective interest rate.

     Reorganization Items, net. Reorganization items decreased $145 or 10.6%, to $1,218 for the three fiscal month period ended August 4, 2001 from $1,363 for the three fiscal month period ended July 29, 2000. The fluctuation resulted from decreases in professional fees partially offset by store expenses relating to the closure of two stores in July 2001.

     Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the three month period ended August 4, 2001 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at August 4, 2001 and February 3, 2001.


Six Fiscal Months Ended August 4, 2001 and July 29, 2000

     Net Sales. Net sales decreased $619 or 0.5%, to $113,249 for the six fiscal month period ended August 4, 2001 from $113,868 for the six fiscal month period ended July 29, 2000. This decrease can be attributed to the operation of nine fewer superstores in the current year. Comparable store sales increased $3,231 or 2.9% to $113,249 for the six months ended August 4, 2001 from $110,018 for the six months ended July 29, 2000.

     Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $884 or 1.6% to $53,411 for the six fiscal month period ended
August 4, 2001 from $54,295 for the six fiscal month period ended July 29, 2000. As a percentage of net sales, gross profit was 47.2% for the six fiscal month period ended August 4, 2001 compared to 47.7% in the same period in the prior year. This decrease can be attributed to higher freight and distribution costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $1,225 or 2.4%, to $50,526 for the six fiscal month period ended August 4, 2001 from $51,751 for the six fiscal month period ended July 29, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 44.6% in the six fiscal month period ended August 4, 2001 from 45.4% in the six fiscal month period ended July 29, 2000. These fluctuations can be attributed to the operation of nine fewer superstores and a reduction in advertising expense in the six fiscal months ended August 4, 2001.

     Interest Expense. Interest expense was $1,451 in the six fiscal month period ended August 4, 2001 compared to $1,605 in the six fiscal month period ended July 29, 2000. This decrease resulted primarily from a lower effective interest rate.

     Reorganization Items, net. Reorganization items decreased $752 or 22.3%, to $2,622 for the six fiscal month period ended August 4, 2001 from $3,374 for the six fiscal month period ended July 29, 2000. This decrease is the result of lower amounts incurred by professionals relating to the Company's reorganization.

     Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the six fiscal month period ended August 4, 2001 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at August 4, 2001 and February 3, 2001.


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

     Subsequent to the commencement of the Chapter 11 Cases, the Company entered into the Loan Agreement which provides up to $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime (7.75% at August 4, 2001). The Loan Agreement expires on the earlier of February 1, 2002 or the date the Bankruptcy Court confirms a plan of reorganization. The lenders under the Loan Agreement were granted a security interest in substantially all of the Company's assets as security for the Company's obligations under the Loan Agreement. All obligations under the Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases. The Company intends to use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes.

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

     As of August 4, 2001, the Company had $18,997 of borrowings outstanding under the Loan Agreement and had utilized approximately $2,789 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company will be exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

     At August 4, 2001 and July 29, 2000, the Company's working capital was $18,348 and $19,562, respectively. Net cash provided by operations for the six fiscal month period ended August 4, 2001 was $7,248 compared to $3,804 of net cash provided by operations for the six fiscal month period ended July 29, 2000. The fluctuation was a result of decreases in inventory balances and increases in accounts payable balances partially offset by decreases in accrued expenses.

     Net cash used in investing activities during the six fiscal month periods ended August 4, 2001 and July 29, 2000 was $550 and $799, respectively. Net cash used in investing activities was for capital expenditures for store and distribution center equipment.

     Net cash used in financing activities during the six fiscal month period ended August 4, 2001 was $6,806 compared to $4,531 of net cash used in financing activities during the six fiscal months ended July 29, 2000. Amounts are attributable to the level of borrowings and repayments.

     The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks from changes in interest rates. The interest rate on the Loan Agreement, which represents a significant portion of the Company's outstanding debt, is variable based on the prime rate.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits

                    None

          (b)  Reports on 8-K

                    Current report on Form 8-K on August 21, 2001 to report no further obligations due Factory Card Holdings, Inc. and the ninth amendment to the Debtor in Possession Loan and Security Agreement dated March 23, 1999



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FACTORY CARD OUTLET CORP.

Dated:  September 13, 2001     By: /s/ William E. Freeman
                                   ----------------------
                               William E. Freeman
                               President and Chief Executive Officer


Dated:  September 13, 2001     By: /s/ James D. Constantine
                                   ------------------------
                               James D. Constantine
                               Senior Vice President and Chief Financial Officer