Form 10-Q
period 2001-11-03
FACTORY CARD OUTLET CORP
filed 2001-12-18
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended November 3, 2001

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


Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the Registrant's Common Stock outstanding as of December 5, 2001 was 7,503,098.

                            Factory Card Outlet Corp.
                 (Debtor in possession effective March 23, 1999)
                                    Form 10-Q

                     For the Quarter Ended November 3, 2001
                                      Index

                                                                                                         Page
Part I      Financial Information

Item 1      Financial Statements (unaudited):

            Consolidated Balance Sheets as of November 3, 2001 and February 3, 2001                         3

            Consolidated Statements of Operations for the three fiscal months and nine fiscal
               months ended November 3, 2001 and October 28, 2000                                           4

            Consolidated Statements of Cash Flows for the nine fiscal months
               ended November 3, 2001 and October 28, 2000                                                  5

            Notes to Consolidated Financial Statements                                                     6-9

Item 2      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                  10-13

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                      14

Part II     Other Information                                                                             14-15

            Signatures                                                                                      15

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS


                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
              (Dollar amounts in thousands, except per share data)

                                                              November 3,  February 3,
                                                                 2001         2001
                                                              -----------  -----------
ASSETS                                                        (Unaudited)
Current assets:
   Cash                                                       $       196  $       281
   Merchandise inventories                                         61,980       55,883
   Prepaid expenses and other                                       2,668        2,086
                                                              -----------  -----------
      Total current assets                                         64,844       58,250

Fixed assets, net                                                  20,686       25,061
Other assets                                                          277          401
                                                              -----------  -----------

      Total assets                                            $    85,807  $    83,712
                                                              ===========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Debt                                                       $    27,004  $    25,699
   Accounts payable                                                11,444        7,634
   Accrued expenses                                                 9,851        8,407
                                                              -----------  -----------
      Total current liabilities                                    48,299       41,740
                                                              -----------  -----------
Liabilities subject to compromise                                  55,229       55,374
                                                              -----------  -----------
Total liabilities                                                 103,528       97,114
                                                              -----------  -----------

Stockholders' deficit:
   Common stock - $.01 par value.  Voting class - authorized
   15,000,000 shares; 7,503,098 shares issued and outstanding
    Non-voting class - authorized 205,000 shares, no shares
    issued or outstanding.                                             75           75
   Additional paid-in capital                                      52,021       52,021
   Accumulated deficit                                            (69,817)     (65,498)
                                                              -----------  -----------

      Total stockholders' deficit                                 (17,721)     (13,402)
                                                              -----------  -----------

      Total liabilities and stockholders' deficit             $    85,807  $    83,712
                                                              ===========  ===========

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)

                                              Three fiscal months ended Nine fiscal months ended
                                              (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
                                              ------------------------- ------------------------
                                              November 3,   October 28, November 3,  October 28,
                                                 2001          2000       2001           2000
                                              ----------   -----------  ----------   ----------
Net sales                                     $   51,480    $   50,778  $  164,729   $  164,646
Cost of sales                                     27,696        27,874      87,533       87,447
                                              ----------   -----------  ----------   ----------
   Gross profit                                   23,784        22,904      77,196       77,199
Selling, general and administrative expenses      24,538        24,790      75,064       76,540
Interest expense                                     666           739       2,117        2,345
                                              ----------   -----------  ----------   ----------
   Income (loss) before reorganization items      (1,420)       (2,625)         15        (1,686)
Reorganization items, net                          1,711         2,863       4,334        6,237
                                              ----------   -----------  ----------   ----------
   Net loss                                   $   (3,131)  $    (5,488) $   (4,319)  $    (7,923)
                                              ==========   ===========  ==========   ==========

Net loss per share - basic and diluted        $    (0.42)  $     (0.73) $    (0.58)  $     (1.06)
                                              ==========   ===========  ==========   ==========


Weighted average shares outstanding -
   basic and diluted                           7,503,098     7,503,098   7,503,098    7,503,098
                                              ==========   ===========  ==========   ==========

See accompanying notes to consolidated financial statements.

                            FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)


                                                                                     Nine fiscal months ended
                                                                                     ------------------------
                                                                                     November 3,  October 28,
                                                                                        2001          2000
                                                                                     -----------  -----------
                                                                                             (Unaudited)
  Cash flows from operating activities:
    Net loss                                                                         $    (4,319) $    (7,923)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization of fixed assets                                     5,194        5,436
         Amortization of deferred financing costs                                            508          404
         Non-cash portion of reorganization items                                          1,447        3,040
         Other                                                                                11           23
         Changes in assets and liabilities:
             Increase in assets:
               Merchandise inventories                                                    (6,097)      (7,980)
               Prepaid expenses and other assets                                            (967)        (497)
             Increase (decrease) in liabilities:
               Accounts payable                                                            3,810        2,640
               Accrued expenses                                                               50         (874)
               Liabilities subject to compromise                                              40          231
                                                                                     -----------   ----------
  Net cash used in operating activities                                                     (323)      (5,500)
                                                                                     -----------   ----------
  Net cash used in investing activities - purchase of fixed assets, net                     (883)      (1,591)
                                                                                     -----------   ----------

  Cash flows from financing activities:

    Borrowings under revolving credit notes                                              174,874      178,775
    Repayment of borrowings under revolving credit notes                                (173,569)    (172,879)
    Payment of long-term obligations                                                        (184)        (340)
                                                                                     -----------   ----------
Net cash provided by financing activities                                                  1,121        5,556
                                                                                     -----------   ----------

Net decrease in cash                                                                         (85)      (1,535)
Cash at beginning of period                                                                  281        1,713
                                                                                     -----------   ----------
  Cash at end of period                                                              $       196   $      178
                                                                                     ===========   ==========


  Supplemental cash flow information:
     Interest paid                                                                   $     1,689   $    1,875

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

                  The Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on March 23, 1999 (the "Petition Date") under case numbers 99-685(EIK) and 99-686(EIK) (the "Chapter 11 Cases"). The Company is currently operating its business as debtors in possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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

                  The Bankruptcy Code provides that the Company has an exclusive period during which only it may propose, file and solicit acceptances of a plan of reorganization. The Company has obtained approval from the Bankruptcy Court of the extension of its exclusive period to file a plan and to solicit acceptances thereof to and including November 30, 2001 and February 1, 2002, respectively. On November 29, 2001, the Company filed a motion requesting Court approval of the extension of the exclusive period to file a plan to and including February 19, 2002 and the exclusive period to solicit acceptances of such plan to and including April 19, 2002, and the Company's exclusive right to file a plan has been extended until the Court determines the motion. The Court is currently scheduled to hear the motion on December 19, 2001. If the Court should deny such motion, or if the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company.

                  In August, 2001, the Company was compelled to withdraw the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed By the Debtors and Factory Card Holdings, Inc. and the Official Committee of Unsecured Creditors, dated May 31, 2001 (the "Previous Plan"), when the third party plan proponent was unable to provide the funds that it was obligated to provide as a condition precedent to the effectiveness of the Previous Plan. Upon withdrawal of the Previous Plan, the Company and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Case (the "Creditors' Committee") commenced discussions regarding a stand-alone plan that would be premised upon certain creditors providing the Company with favorable trade terms and additional liquidity upon the Company's emergence from chapter 11. Those discussions have resulted in an agreement in principal with the Creditors' Committee regarding the terms of such a plan (the "Plan"). Notwithstanding that the distributions to be made to general unsecured creditors as contemplated by such agreement in principal are substantially less than the full amount of such creditors' claims, the agreement contemplates some distributions to holders of the Company's common stock. The Company and the Creditors' Committee are engaged in discussions with the Official Committee of Equity Holders appointed in the Chapter 11 Cases regarding such distributions. The Company is also continuing to explore the possibility of formulating a plan of reorganization premised upon an investment by a third party.

                  The Company is in the process of negotiating and documenting the Plan and related agreements and documents. No assurances can be given either that these efforts will culminate in the filing of a Plan or, if a Plan is filed, what the terms of such filed Plan will be.

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the financial condition or results of operations of the Company.

                  In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002 and such adoption is not expected to have a material impact on the financial condition or results of operations of the Company.

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of Statement No. 143 for the first quarter ended May 3, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practical for management to estimate the impact of adopting this Statement at the date of this report.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 during the first quarter of fiscal 2002 and such adoption is not expected to have a material impact on the financial condition or results of operations of the Company.

(2)      Debtor in Possession Facility

                  Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") dated March 23, 1999 which provides up to $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime with a minimum threshold of 7.0% (7.0% at November 3, 2001). The Loan Agreement expires on the earlier of February 1, 2002 or the date the Bankruptcy Court confirms a plan of reorganization. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. The Loan Agreement contains certain restrictive covenants, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived.


(3)      Management Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and nine fiscal month periods ended November 3, 2001 and October 28, 2000 include reserves for store closings and other reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

(4)      Liabilities Subject to Compromise

                  Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding for accounts payable, deferred rent obligations, amounts accrued for rejected leases and other accrued expenses and obligations under capital leases. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims or other events. The terms for the satisfaction of these claims will be established upon bankruptcy court approval of the reorganization plan.

                  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, employee benefits and reimbursement of employee business expenses, costs to transport merchandise, sales and use taxes and insurance.

(5)      Reorganization Items

                  Reorganization costs include costs for professional fees and other costs related to the Company's reorganization. In the nine fiscal months ended November 3, 2001, the Company closed two under-performing stores and recorded reorganization costs relating to these closings of approximately $344. In addition, the Company paid $2,509 to professionals and recorded retention bonus accruals for salaried associates of $1,394.

                  In the nine fiscal months ended October 28, 2000, the Company closed five under-performing stores and recorded reorganization costs relating to these closings of approximately $1,177. In addition, the Company paid $3,434 to professionals and recorded retention bonus accruals for salaried associates of $1,558.

(6)      Income Taxes (Benefit)

                  In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company recorded a valuation allowance for the total of the net deferred tax assets at November 3, 2001 and February 3, 2001.


(7)      Loss Per Share

                    Loss per share - basic is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                              Net                   Per
                                                              loss       Shares    share
                                                            --------   ---------  -------
           For the three fiscal months ended Nov 3, 2001 -
           Loss per share - basic and diluted:
           ----------------------------------
           Net loss                                         $ (3,131)  7,503,098  $ (0.42)
                                                            --------   ---------  -------

           For the three fiscal months ended Oct 28, 2000 -
           Loss per share - basic and diluted:
           ----------------------------------
           Net loss                                         $ (5,488)  7,503,098  $ (0.73)
                                                            --------   ---------  -------


                                                              Net                   Per
                                                              Loss       Shares    share
                                                            --------   ---------  -------
           For the nine fiscal months ended Nov 3, 2001 -
           Loss per share - basic and diluted:
           ----------------------------------
           Net loss                                         $ (4,319)  7,503,098  $ (0.58)
                                                            --------   ---------  -------

           For the nine fiscal months ended Oct 28, 2000 -
           Loss per share - basic and diluted:
           ----------------------------------
           Net loss                                         $ (7,923)  7,503,098  $ (1.06)
                                                            --------   ---------  -------

                  For the three and nine fiscal months ended November 3, 2001 and October 28, 2000, no options to purchase common stock were included in the computation of earnings per share - diluted because the effect would be antidilutive.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

          Certain statements in the following discussion and analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession. All forward-looking statements relating to aspects of any plan of reorganization submitted in connection with its Chapter 11 Cases are dependent upon, among other things, further improvements in the Company's store-level operating performance, the formation of an acceptable reorganization plan and the bankruptcy court's approval of a reorganization plan.

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

          The Company is a chain of company-owned stores offering an extensive selection of greeting cards, giftwrap, balloons, party supplies and other special occasion merchandise at everyday value prices. The Company closed 2 under-performing stores in July 2001 and does not expect to open any additional stores in fiscal 2001. As of December 5, 2001, the Company operated 173 stores in 20 states.

         Results of Operations

         The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                              -------------------------  ------------------------
                                              Three fiscal months ended  Nine fiscal months ended
                                              -------------------------  ------------------------
                                                Nov. 3,       Oct. 28,    Nov. 3.        Oct. 28,
                                                 2001           2000       2001           2000
                                              ---------     -----------  --------       ---------
Net sales                                       100.0          100.0 %    100.0 %         100.0 %
Cost of sales                                    53.8           54.9       53.1            53.1
                                              ---------     -----------  --------       ---------
   Gross profit                                  46.2           45.1       46.9            46.9
Selling, general and administrative expenses     47.7           48.8       45.6            46.5
Interest expense                                  1.3            1.5        1.3             1.4
                                              ---------     -----------  --------       ---------
   Loss before reorganization items              (2.8)          (5.2)       0.0            (1.0)
Reorganization items, net                         3.3            5.6        2.6             3.8
                                              ---------     -----------  --------       ---------
   Net loss                                      (6.1)         (10.8)%     (2.6)%          (4.8)%
                                              =========     ===========  ========       =========

Number of stores open at end of period            173            177        173             177

Three Fiscal Months Ended November 3, 2001(fiscal 2001) and October 28, 2000(fiscal 2000)

         Net Sales. Despite operating four fewer stores, net store sales increased $702, or 1.4%, to $51,480 for the three fiscal month period ended November 3, 2001 from $50,778 for the three fiscal month period ended October 28, 2000. The increase can be attributed to improved product allocation and assortment of inventory coupled with a shift in the retail calendar: Halloween (October 31) fell in the third quarter of fiscal 2001 vs. the fourth quarter of fiscal 2000. Comparable store sales increased $857, or 1.7% for the same period. The comparable store sales increase was driven by strong sales in the candy and basic party categories, offset by a decrease in the card category. No new stores were opened in fiscal 2001 or fiscal 2000 and a store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes distribution costs. Gross profit increased $880 or 3.8% to $23,784 for the three fiscal month period ended November 3, 2001 from $22,904 for the three fiscal month period ended October 28, 2000. As a percentage of net sales, gross profit was 46.2% for the three fiscal month period ended November 3, 2001 compared to 45.1% in the same period in the prior year. This increase was the result of lower inventory shrinkage partially offset by higher distribution costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $252 or 1.0%, to $24,538 for the three fiscal month period ended November 3, 2001 from $24,790 for the three fiscal month period ended October 28, 2000. This decrease resulted primarily from operating four fewer stores coupled with lower advertising expense for the three fiscal month period ended November 3, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 47.7% in the three fiscal month period ended November 3, 2001 from 48.8% in the three fiscal month period ended October 28, 2000. This fluctuation was the result of a significant reduction in advertising expense in the three fiscal month period ended November 3, 2001.

         Interest Expense. Interest expense was $666 in the three fiscal month period ended November 3, 2001 compared to $739 in the three fiscal month period ended October 28, 2000. The decrease resulted from a lower effective interest rate.

         Reorganization Items, net. Reorganization items decreased $1,152 or 40.2%, to $1,711 for the three fiscal month period ended November 3, 2001 from $2,863 for the three fiscal month period ended October 28, 2000. The decrease was the result of lower store closing costs. There were no store closings in the three fiscal month period ended November 3, 2001. In the three fiscal month period ended October 28, 2000, the Company closed five under-performing stores and recorded reorganization costs associated with such closings of $1,177.

         Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the three month period ended November 3, 2001 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at November 3, 2001 and February 3, 2001.

Nine Fiscal Months Ended November 3, 2001(fiscal 2001) and October 28, 2000(fiscal 2000)

         Net Sales. Net sales increased $83 or 0.05%, to $164,729 for the nine fiscal month period ended November 3, 2001 from $164,646 for the nine fiscal month period ended October 28, 2000. Comparable store sales increased $4,086 or 2.5% to $164,729 for the nine fiscal month period ended November 3, 2001 from $160,642 for the nine fiscal month period ended October 28, 2000. The comparable store sales increase was driven by significant increases in the candy and basic party categories, offset by a decrease in the card category. No new stores were opened in fiscal 2001 or fiscal 2000 and a store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes distribution costs. Gross profit decreased $3 to $77,196 for the nine fiscal month period ended November 3, 2001 from $77,199 for the nine fiscal month period ended October 28, 2000. As a percentage of net sales, gross profit was 46.9% for both periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $1,476 or 1.9%, to $75,064 for the nine fiscal month period ended November 3, 2001 from $76,540 for the nine fiscal month period ended October 28, 2000. This decrease is the result of lower advertising expense coupled with operating fewer stores: two stores closed in fiscal 2001 (July 2001) and seven stores closed in fiscal 2000 (five stores in August 2000 and two in January 2001). As a percentage of net sales, selling, general and administrative expenses decreased to 45.6% in the nine fiscal month period ended November 3, 2001 from 46.5% in the nine fiscal month period ended October 28, 2000. This decrease was the result of a significant reduction in advertising expense in the nine month period ended November 3, 2001.

         Interest Expense. Interest expense was $2,117 in the nine fiscal month period ended November 3, 2001 compared to $2,345 in the nine fiscal month period ended October 28, 2000. The decrease resulted from a lower effective interest rate.

         Reorganization Items, net. Reorganization items decreased $1,903 or 30.5%, to $4,334 for the nine fiscal month period ended November 3, 2001 from $6,237 for the nine fiscal month period ended October 28, 2000. The decrease can be attributed to lower professional fees and store closing costs. During the nine fiscal month period ended November 3, 2001, the Company recorded professional fees and store closing costs of $2,509 and $344, respectively, as compared to $3,434 and $1,177 in the nine fiscal month period ended October 28, 2000.

         Income Taxes. Management believes that it is more likely than not that deferred tax assets created by net operating losses for the nine fiscal month period ended November 3, 2001 will not be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at November 3, 2001 and February 3, 2001.

Liquidity and Capital Resources

     On March 23, 1999, the Company filed the Chapter 11 Cases to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 2001 will be impacted primarily by the success of initiatives undertaken to improve store level cash flows and the effects of the Chapter 11 Cases. The Company's uses of capital for the remainder of fiscal 2001 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, interest payments on outstanding borrowings and costs associated with the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases. The commencement of the Chapter 11 Cases and the net losses resulting in a net deficit raise substantial doubt about the Company's ability to continue as a going concern. The Company has recorded certain reorganization items in the Consolidated Statements of Operations. Additional adjustments, some of which could be material, may be necessary as a consequence of a plan of reorganization. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court,(2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, including an extension of the Loan Agreement, and (4) generate sufficient cash from operations to meet future obligations.

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

         Subsequent to the commencement of the Chapter 11 Cases, the Company entered into the Loan Agreement which provides up to $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowing under the facility is limited by inventory levels and has an interest rate of 1% over prime with a minimum threshold of 7.0% (7.0% at November 3, 2001). The Loan Agreement expires on the earlier of February 1, 2002 or the date the Bankruptcy Court confirms a plan of reorganization. The Company is in the process of obtaining an extension to the Loan Agreement. The lenders under the Loan Agreement were granted a security interest in substantially all of the Company's assets as security for the Company's obligations under the Loan Agreement. All obligations under the Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases. The Company intends to use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes.

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

         As of November 3, 2001, the Company had $27,004 of borrowings outstanding under the Loan Agreement and had utilized approximately $2,284 under the Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations, borrowings under the Loan Agreement, adequate trade terms and the continued support of its vendors will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company is pursuing opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing with satisfactory terms, if at all.

         At November 3, 2001, the Company's working capital was $16,545. Net cash used in operations for the nine fiscal month period ended November 3, 2001 was $323 compared to $5,500 of net cash used in operations for the nine fiscal month period ended October 28, 2000. The decrease is due to a lower net loss of $3,604 and changes in merchandise inventories and accounts payable offset by a decrease in the non-cash portion of reorganization items.

         Net cash used in investing activities during the nine fiscal month period ended November 3, 2001 and October 28, 2000 was $883 and $1,591, respectively. Net cash used in investing activities was primarily for capital expenditures for store and distribution center equipment.


         Net cash provided by financing activities during the nine fiscal month period ended November 3, 2001 was $1,121 compared to $5,556 of net cash provided by financing activities during the nine fiscal months ended October 28, 2000. The fluctuation is attributable to the level of borrowings and repayments of debt.

         The Company does not intend to pay cash dividends in the foreseeable future and under the Loan Agreement is restricted from paying dividends on its capital stock.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represent a significant portion of the Company's outstanding debt, is variable (not to fall below 7.0%) based on the prime rate.

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

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FACTORY CARD OUTLET CORP.

Dated:  December 17, 2001                 By: /s/ William E. Freeman
                                              ----------------------
                                          William E. Freeman
                                          President and Chief Executive Officer

Dated:  December 17, 2001                 By: /s/ James D. Constantine
                                              ------------------------
                                          James D. Constantine
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial officer)