Form 10-K
period 2002-02-02
FACTORY CARD OUTLET CORP
filed 2002-04-09
CIK 1024441

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For The Fiscal Year Ended February 2, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the Year Ended

                         Commission File Number: 21859

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 20, 2002 was approximately $478,128, computed on the basis of the last reported bid price per share ($0.12) of such stock on the Over the Counter Bulletin Board system. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   The number of shares of the Registrant's Common Stock outstanding as of March 20, 2002 was 7,503,098.

================================================================================

                           Factory Card Outlet Corp.
                (Debtor in possession effective March 23, 1999)
                          Annual Report on Form 10-K

                               TABLE OF CONTENTS

                                    PART I

                                                                                              Page
                                                                                              ----
Item 1  Business.............................................................................   1
Item 2  Properties...........................................................................   7
Item 3  Legal Proceedings....................................................................   7
Item 4  Submission of Matters to a Vote of Security Holders..................................   7

                                             PART II
Item 5  Market for the Registrant's Common Stock and Related Stockholder Matters.............   7
Item 6  Selected Financial Data..............................................................   8
Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
Item 7a Quantitative and Qualitative Disclosures About Market Risks..........................  15
Item 8  Financial Statements and Supplementary Data..........................................  15
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  15

                                             PART III
Item 10 Chairman and Executive Officers of the Registrant....................................  16
Item 11 Executive Compensation...............................................................  18
Item 12 Security Ownership of Certain Beneficial Owners and Management.......................  21
Item 13 Certain Relationships and Related Transactions.......................................  22

                                             PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  23

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of title 11 of the United States Code and is operating as a debtor in possession. The Company filed its plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002. All forward-looking statements are dependent upon the Company's emergence from chapter 11.

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

                                    PART I

ITEM 1.  BUSINESS

General

   Factory Card Outlet Corp. ("FCO") and its subsidiary, Factory Card Outlet of America Ltd. (collectively, with FCO, the "Company"), are a chain of company-owned stores offering a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and other special occasion merchandise at everyday value prices. As of March 20, 2002, the Company operated 172 stores in 20 states. Based on the published number of stores of the Company's competitors as compiled by the Company from various business publications and other publicly available information, the Company believes it is one of the largest chains of company-owned stores in the greeting card, party supply and special occasion industry. The Company opened 33 and 58 stores in fiscal 1998 and 1997, respectively. The Company currently has plans to open up to 3 additional stores in fiscal 2002 and the Company closed 3 stores in fiscal 2001, 7 stores in fiscal 2000 and 28 stores in fiscal 1999.

   The Company's stores provide customers with a value-oriented, "one-stop" shopping destination for greeting card, party supply and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings, baby showers and other family, religious and special occasions. The Company's stores average approximately 12,000 square feet, with approximately 80% of the space devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

Proceedings Under Chapter 11 of the Bankruptcy Code

   On March 23, 1999, the Company filed petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently assigned case numbers 99-685 (EIK) and 99-686 (EIK) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code.

   Subsequent to the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court that were intended to stabilize their business and enable the Company to continue business operations as a debtor in possession. The most significant of these orders (1) approved a $50 million debtor in possession revolving financing agreement (the "DIP Loan Agreement") with Foothill Capital Corporation and Paragon Capital LLC, now collectively known as Wells Fargo Retail Finance, LLC ("Wells Fargo"), (2) permitted the Company to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (3) authorized payment of prepetition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

   The DIP Loan Agreement was entered into on March 23, 1999 and originally provided the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $50 million, including the ability to issue up to $10 million of letters of credit, to be used for its ongoing working capital needs and for general corporate purposes. However, as $50 million was in excess of the Company's working capital needs, the aggregate amount of the loan was reduced to $35 million by an amendment dated July 31, 2001. A subsequent amendment, dated January 31, 2002, also extended the term of the loan to May 31, 2002. Wells Fargo was granted a security interest in substantially all of the Company's assets as security for the Company's obligations under the DIP Loan Agreement. All obligations under the DIP Loan Agreement are afforded "super-priority" administrative expense status in the Chapter 11 Cases.

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

   During fiscal year 2001, the Company was made aware of several third parties that were interested in providing funding for a plan of reorganization of the Company. The Company's management and their professionals and the Creditors' Committee and its professionals evaluated each proposal and engaged in discussions with each interested party. However, after careful consideration of such offers, the Company and the Creditors' Committee determined that it was in the best interests of all parties in interest for the Company to consider an alternative approach which would not be dependent upon participation by third parties. Accordingly, the Company and the Creditors' Committee evaluated a creditor supported stand-alone plan that would be premised upon certain creditors contractually guaranteeing to provide the Company with favorable trade terms and additional liquidity upon the Company's emergence from chapter
11. The analysis and negotiations that ensued culminated in the formulation and filing of the Company's proposed plan of reorganization with the Court on December 20, 2001.

   Thereafter, the Company and the Creditors' Committee engaged in extensive negotiations with the Equity Committee regarding amendments to such proposed plan that would result in the plan being fully consensual. Those negotiations culminated in the filing of the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as modified, supplemented and amended, the "Plan") and the related disclosure statement (the "Disclosure Statement") with the Court on February 5, 2002, both of which had the support of the Creditors' Committee and the Equity Committee. All classes of claims and equity interests entitled to vote on the Plan accepted the Plan and, on March 20, 2002, the bankruptcy court signed an order confirming the Plan.

   The Plan is referenced as an Exhibit to this Form. All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Plan. Certain of the principal provisions of the Plan are as follows:

  . Upon the Company's emergence from chapter 11, most general unsecured creditors will receive, in full satisfaction and discharge of their claims against the Company, which approximate $44 million, approximately 90% of the common stock of the reorganized Company; cash distributions of $1 million and, three years from emergence, $2.6 million, subject to certain prepayment provisions. The Company's obligations with respect to the $2.6 million payment will be secured by a subordinated lien on certain of the Company's assets.

  . Upon the Company's emergence, holders of the Company's outstanding common stock will receive 5% of the common stock of the reorganized Company and warrants to purchase an additional 10% of the common stock of the reorganized Company at various premiums to reorganization equity value.

  . In connection with the Plan, certain trade vendors of the Company will enter into agreements to provide the Company with favorable trade terms, including, extended credit limits, extended payment terms and seasonal advances.

  . Also in connection with the Plan, certain trade vendors of the Company will enter into an agreement with the Company, pursuant to which such trade vendors will convert an aggregate of $3.13 million of trade receivables in respect of goods shipped to the Debtors during the Chapter 11 Cases into a long term debt obligation evidenced by secured subordinated notes.

  . Pursuant to the Plan, a new board of directors will be deemed appointed as of the effective date.

   The Plan requires that certain administrative claims and any amounts outstanding under the DIP Loan Agreement be paid on the effective date of the Plan (the "Effective Date"). The Company has entered into a $40 million secured financing facility with Wells Fargo, which will become effective concurrent with the Plan, to repay the outstanding amounts owed under the DIP Loan Agreement and fund the reorganized Company's obligations under the Plan and its ongoing operations following emergence from bankruptcy. The Plan is expected to become effective in early April 2002.

   As of March 20, 2002, there were 7,503,098 shares of the Company's pre-chapter 11 common stock issued and outstanding. Under the provisions of the Plan, the pre-chapter 11 common stock will be canceled. Upon implementation of the Plan, the Company will be authorized to issue 10,000,000 shares of New Common Stock, par value $.01 (the "New Common Stock"), of which 1,500,000 shares of New Common Stock will be issued to make distributions pursuant to the Plan as follows: (i) 1,350,000 shares of New Common Stock to holders of general unsecured claims, (ii) 75,000 shares of New Common Stock to holders of prepetition common stock, and (iii) 75,000 shares of New Common Stock to certain members of the reorganized Company's management. The Company's Amended and Restated Certificate of Incorporation to be filed on the Effective Date will prohibit the transfer of any shares of New Common Stock or any rights to acquire shares of New Common Stock to any person or group that is a 5% shareholder of the Company.

   Following the Effective Date, the Company will also issue warrants to purchase an additional 153,928 shares of the New Common Stock, which amount equals approximately 10% of the New Common Stock issued under the Plan, to the holders of the Company's prepetition common stock and warrants to purchase up to an additional 78,947 shares of the New Common Stock, which amount equals approximately 5% of the New Common Stock issued under the Plan, to certain members of the reorganized Company's management.

   In addition, pursuant to the Plan, the reorganized Company will issue or reserve for issuance to certain of the key employees of the reorganized Company options to purchase an aggregate of 166,667 shares of New Common Stock, which amount equals approximately 10% of the New Common Stock issued under the Plan, in connection with an employee incentive plan to be implemented by the board of directors of the reorganized Company.

   As of February 2, 2002, the assets and liabilities of the Company on a historical cost basis were $81.3 million and $100.2 million, respectively. On or near the Effective Date, the Company will adopt the provisions of "fresh start accounting," which require the Company to restate all assets and liabilities to their fair values based upon the provisions of the Plan and certain valuation studies currently underway. The Company has not yet determined the impact of fresh start accounting on the historical consolidated financial statements.

   Copies of the Disclosure Statement for the Company's Amended Joint Plan of Reorganization, the Joint Plan of Reorganization and the Order Confirming the Debtors' Amended Joint Plan of Reorganization Under chapter 11 of the Bankruptcy Code are attached hereto as Exhibits 10.28, 10.29 and 10.30 respectively, and are incorporated herein by reference.

Business

   The key elements of the Company's business are as follows:

   Merchandise Offering. The Company offers a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of its stores, the Company's stores provide a single destination for a customer's special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine's Day, St. Patrick's Day, Passover, Easter, Secretary's Day, Mother's Day, Father's Day, Grandparent's Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year's; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise the Company's merchandise offering:

  . Greeting Cards--The Company's stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at an everyday low price of 49 cents. Boxed everyday and holiday cards are regularly sold at substantial discounts off manufacturers' suggested retail prices.

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

   Attractive, Spacious and Festive Superstore Format. The Company's stores have an attractive and festive atmosphere within a spacious "easy to shop" store. The superstores are designed to provide a comfortable shopping experience, with bright lighting, wide carpeted aisles and fixtures that offer customers easy access to merchandise. The Company's average store size is approximately 12,000 square feet. Management is currently evaluating the size of the Company's stores to determine if 12,000 square feet is optimal.

   Targeted Advertising. The Company utilizes a Company-wide direct mail program to reach targeted customers and highlight the breadth and value of its merchandise. The direct mail pieces are printed in color and range from four to twelve pages depending on the season. The Company plans to continue this direct mail program and support all holidays and special events. The Company has also used radio advertising to support select major holiday selling seasons.

   Distribution Center and Office Complex. The Company completed the consolidation of its distribution facilities and offices into a new distribution center and office complex in Naperville, Illinois in February 1998. The three-story office building and 300,000 square-foot distribution center is on 39 acres. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. The Company believes it is one of a few special occasion store chains to have a distribution facility. Management believes the distribution facility can provide the Company purchasing and distribution efficiencies.

   Store Locations. As of March 20, 2002, the Company operated 172 stores in 20 states, all of which are leased. The Company's store leases typically have an average initial term of 10 years with two five-year renewal options.

   Set forth below is a list of the Company's store locations by state as of March 20, 2002:

                                               Number
                                                 of
                                Location       Stores
                                --------       ------
                           Delaware (1)
                            Wilmington........    1
                           Florida (9)
                            Gainesville.......    1
                            Jacksonville......    1
                            Naples............    1
                            Orlando...........    3
                            Tampa.............    3
                           Illinois (35)
                            Chicago Metro.....   27
                            Bloomington.......    1
                            Champaign.........    1
                            DeKalb............    1
                            Fairview Heights..    1
                            Moline............    1
                            Peoria............    1
                            Rockford..........    1
                            Springfield.......    1
                           Indiana (18)
                            Indianapolis Metro    5
                            Anderson..........    1
                            Bloomington.......    1
                            Clarksville.......    1
                            Evansville........    2
                            Fort Wayne........    1
                            Highland..........    1
                            Lafayette.........    1
                            Merrillville......    1
                            Michigan City.....    1
                            Mishawaka.........    1
                            Muncie............    1
                            Richmond..........    1
                           Iowa (7)
                            Des Moines Metro..    3
                            Cedar Rapids......    1
                            Davenport.........    1
                            Dubuque...........    1
                            Waterloo..........    1

                                                Number
                                                  of
                                Location        Stores
                                --------        ------
                          Kentucky (5)
                           Louisville Metro....   3
                           Florence............   1
                           Owensboro...........   1
                          Maryland (12)
                           Baltimore Metro.....   7
                           Washington, D.C.
                             Metro (MD)........   4
                           Salisbury...........   1
                          Michigan (1)
                           Benton Harbor.......   1
                          Minnesota (6)
                           Minneapolis St. Paul
                             Metro.............   4
                           Mankato.............   1
                           Rochester...........   1
                          Missouri (9)
                           St. Louis Metro.....   5
                           Cape Girardeau......   1
                           Columbia............   1
                           Joplin..............   1
                           Springfield.........   1
                          Nebraska (5)
                           Omaha Metro.........   3
                           Lincoln.............   1
                           Grand Island........   1
                          New York (9)
                           Buffalo Metro.......   3
                           Albany..............   1
                           Olean...............   1
                           Rochester...........   3
                           Syracuse............   1
                          North Carolina (3)
                           Charlotte...........   1
                           Raleigh.............   1
                           Winston Salem.......   1

                                                Number
                                                  of
                                Location        Stores
                                --------        ------
                         Ohio (19)
                          Cincinnati Metro.....    3
                          Cleveland Metro......    4
                          Columbus Metro.......    5
                          Akron................    2
                          Dayton...............    1
                          Lancaster............    1
                          Mansfield............    1
                          St. Clairsville......    1
                          Wooster..............    1
                         Pennsylvania (5)
                          Erie.................    1
                          Hanover..............    1
                          State College........    1
                          Wilkes Barre-Scranton    2
                         South Carolina (2)
                          Charleston...........    1
                          Greenville...........    1
                         Tennessee (5)
                          Chattanooga..........    2
                          Memphis..............    1
                          Nashville............    2
                         Virginia (6)
                          Washington D.C.
                            Metro (VA).........    1
                          Fredericksburg.......    1
                          Lynchburg............    1
                          Norfolk-Newport News.    2
                          Richmond.............    1
                         West Virginia (1)
                          Clarksburg...........    1
                         Wisconsin (14)
                          Milwaukee Metro......    6
                          Appleton.............    1
                          Eau Claire...........    1
                          Green Bay............    1
                          Janesville...........    1
                          Madison..............    2
                          Oshkosh..............    1
                          Wausau...............    1
                                                 ---
                         Total.................  172
                                                 ===

Product Sourcing

   The Company has historically been able to take advantage of volume purchase discounts due to its size and the use of its distribution center. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier, Amscan, Inc., representing approximately 11% and the ten largest suppliers representing approximately 41% of the Company's aggregate purchases for the fiscal year ended February 2, 2002. A small portion of the Company's merchandise is imported from foreign manufacturers or their agents, principally from the Far East and England. As is customary in its industry, the Company generally does not have long-term contracts with any suppliers, however, pursuant to the Plan, the Company will enter into agreements with certain of its trade vendors to provide the Company with favorable trade terms, including, extended credit limits, extended payment terms and seasonal advances.

   The Company believes that its well-established relationships with overseas suppliers have historically provided it with an advantage over many of its competitors by enabling the Company to offer an extensive selection of distinctive products at higher gross margins.

Management Information Systems

   The Company believes that its management information systems are an important factor in supporting its business and enhancing its competitive position in the industry. Over the past three years, the Company has invested significant resources in systems and infrastructure to support its business and make it more efficient. The Company uses a management information and control system, which is based on the JDA Merchandise Management System software package ("JDA") and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to the Company's headquarters through personal computers, which interface with an IBM AS/400 and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. These personal computers are also tied into the Company's point-of-sale system ("POS system"). The POS system provides sales information to the Company's stores and central office and is used to enhance merchandise planning and buying programs.

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

Employees

   The Company had approximately 2,900 employees as of March 2, 2002, comprised of approximately 1,200 full-time and approximately 1,700 part-time employees. The number of store employees increases during peak selling seasons. The Company's employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are generally good.

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

ITEM 3.  LEGAL PROCEEDINGS

   The Company commenced the Chapter 11 Cases on March 23, 1999. The Company filed its plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of this Annual Report on Form 10-K under the caption "Proceedings under Chapter 11 of the Bankruptcy Code" and in Note 1 of the Notes to Consolidated Financial Statements under the caption "Reorganization and Chapter 11 Filing."

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

                                                        Fiscal 2001     Fiscal 2000
                                                     ------------------ -----------
                      Quarter                        High      Low      High   Low
                      -------                        ---- ------------- ----  ----
First (ended May 5, 2001 and April 29, 2000)........ $.05          $.01 $.17  $.10
Second (ended August 4, 2001 and July 29, 2000).....  .02           .02  .21   .09
Third (ended November 3, 2001 and October 28, 2000).  .03 less than .01  .10   .04
Fourth (ended February 2, 2002 and February 3, 2001)  .01 less than .01  .05   .01

On March 20, 2002, the last bid price of the common stock reported on the OTC Bulletin Board was $0.12. At February 27, 1999, the approximate number of holders on record of the Common Stock was 114.

   Pursuant to the Plan, the existing common stock will be cancelled. Upon implementation of the Plan, the Company will be authorized to issue 10,000,000 shares of New Common Stock, par value $.01 (the "New Common Stock"), of which 1,500,000 shares of New Common Stock will be issued to make distributions pursuant to the Plan as follows: (i) 1,350,000 shares of New Common Stock to holders of general unsecured claims, (ii) 75,000 shares of New Common Stock to holders of prepetition common stock, and (iii) 75,000 shares of New Common Stock to certain members of the reorganized Company's management. The Company's Amended and Restated Certificate of Incorporation to be filed on the Effective Date will prohibit the transfer of any shares of New Common Stock or any rights to acquire shares of New Common Stock to any person or group that is a 5% shareholder of the Company.

Dividends

   The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. The Company expects earnings will be retained for the continued development of the Company's business. In addition, the DIP Loan Agreement restricts the ability of the Company to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data presented on the next page under the captions "Statement of Operations Data" and "Balance Sheet Data" as of January 29, 2000, January 30, 1999, January 31, 1998 and June 28, 1997, and for the fiscal years ended January 30, 1999 and June 28, 1997 and the seven month transition period ended January 31, 1998 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of February 2, 2002 and February 3, 2001, and for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. In addition, selected consolidated financial data is presented as of and for the 53-week period ended January 31, 1998. This financial data and all operating data was derived from the unaudited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
             (Dollar amounts in thousands, except per share data)

                                                                                                            Transition
                                                 52-Weeks    53-Weeks    52-Weeks    52-Weeks    53-Weeks     period
                                                  ended       ended       ended       ended       ended       ended
                                                 Feb. 2,     Feb. 3,     Jan. 29,    Jan. 30,    Jan. 31,    Jan. 31,
                                                   2002        2001        2000        1999        1998        1998
                                                ----------  ----------  ----------  ----------  ----------  ----------
                                                                                    (Unaudited)
Statement of Operations Data:
Net sales...................................... $  227,943  $  226,122  $  217,658  $  226,499  $  174,497  $  110,699
Cost of sales..................................    121,862     122,289     121,224     134,996      87,079      56,977
                                                ----------  ----------  ----------  ----------  ----------  ----------
   Gross profit................................    106,081     103,833      96,434      91,503      87,418      53,722
Selling, general and administrative expenses...    102,146     101,190     101,892     114,836      82,066      53,935
                                                ----------  ----------  ----------  ----------  ----------  ----------
   Income (loss) from operations...............      3,935       2,643      (5,458)    (23,333)      5,352        (213)
Interest expense...............................      2,813       3,344       3,049       4,572       1,482       1,269
                                                ----------  ----------  ----------  ----------  ----------  ----------
   Income (loss) before reorganization items,
    net, income taxes (benefit) and
    extraordinary item.........................      1,122        (701)     (8,507)    (27,905)      3,870      (1,482)
Reorganization items, net......................      6,653       7,998      19,082          --          --          --
                                                ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes (benefit) and
 extraordinary item............................     (5,531)     (8,699)    (27,589)    (27,905)      3,870      (1,482)
Income taxes (benefit).........................         --          --          --         451       1,652        (593)
                                                ----------  ----------  ----------  ----------  ----------  ----------
   Income (loss) before extraordinary item.....     (5,531)     (8,699)    (27,589)    (28,356)      2,218        (889)
Extraordinary item.............................         --          --      (1,292)         --          --          --
                                                ----------  ----------  ----------  ----------  ----------  ----------
   Net income (loss)........................... $   (5,531) $   (8,699) $  (28,881) $  (28,356) $    2,218  $     (889)
                                                ==========  ==========  ==========  ==========  ==========  ==========
Earnings (loss) per share--basic
  Before extraordinary item.................... $    (0.74) $    (1.16) $    (3.68) $    (3.82) $     0.31  $    (0.12)
  Extraordinary item...........................         --          --       (0.17)         --          --          --
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Net income (loss)............................ $    (0.74) $    (1.16) $    (3.85) $    (3.82) $     0.31  $    (0.12)
                                                ==========  ==========  ==========  ==========  ==========  ==========
Weighted average shares outstanding............  7,503,098   7,503,098   7,503,098   7,422,069   7,261,542   7,261,542
                                                ==========  ==========  ==========  ==========  ==========  ==========
Earnings (loss) per share--diluted
  Before extraordinary item.................... $    (0.74) $    (1.16) $    (3.68) $    (3.82) $     0.28  $    (0.12)
  Extraordinary item...........................         --          --       (0.17)         --          --          --
                                                ----------  ----------  ----------  ----------  ----------  ----------
  Net income (loss)............................ $    (0.74) $    (1.16) $    (3.85) $    (3.82) $     0.28  $    (0.12)
                                                ==========  ==========  ==========  ==========  ==========  ==========
Weighted average shares outstanding............  7,503,098   7,503,098   7,503,098   7,422,069   7,946,188   7,261,542
                                                ==========  ==========  ==========  ==========  ==========  ==========
Operating Data: (Unaudited)
Number of stores:
   Opened during period........................          0           0           0          33          58          42
   Closed/relocated during period..............          3           7          28           3           2           2
   Open at end of period.......................        172         175         182         210         180         180
   Comparable store sales increase(1)..........        5.1%        5.0%        0.7%        0.8%        8.3%        9.5%
   Average sales per store(2).................. $    1,316  $    1,264  $    1,175  $    1,129  $    1,170  $      676
Balance Sheet Data (at end of period):
  Working capital.............................. $   17,293  $   16,362  $   18,969  $   22,977  $   50,230  $   50,230
  Total assets.................................     81,299      83,712      90,803     107,571     115,030     115,030
  Total debt(3)................................     27,903      26,017      22,869      34,153      34,189      34,189
  Total stockholders' equity (deficit).........    (18,933)    (13,402)     (4,703)     24,178      51,734      51,734

                                                  Fiscal
                                                   year
                                                  ended
                                                 June 28,
                                                   1997
                                                ----------

Statement of Operations Data:
Net sales...................................... $  133,945
Cost of sales..................................     65,981
                                                ----------
   Gross profit................................     67,964
Selling, general and administrative expenses...     63,077
                                                ----------
   Income (loss) from operations...............      4,887
Interest expense...............................      1,402
                                                ----------
   Income (loss) before reorganization items,
    net, income taxes (benefit) and
    extraordinary item.........................      3,485
Reorganization items, net......................         --
                                                ----------
Income (loss) before income taxes (benefit) and
 extraordinary item............................      3,485
Income taxes (benefit).........................      1,462
                                                ----------
   Income (loss) before extraordinary item.....      2,023
Extraordinary item.............................       (313)
                                                ----------
   Net income (loss)........................... $    1,710
                                                ==========
Earnings (loss) per share--basic
  Before extraordinary item.................... $     0.35
  Extraordinary item...........................      (0.05)
                                                ----------
  Net income (loss)............................ $     0.30
                                                ==========
Weighted average shares outstanding............  5,739,962
                                                ==========
Earnings (loss) per share--diluted
  Before extraordinary item.................... $     0.30
  Extraordinary item...........................      (0.04)
                                                ----------
  Net income (loss)............................ $     0.26
                                                ==========
Weighted average shares outstanding............  6,686,243
                                                ==========
Operating Data: (Unaudited)
Number of stores:
   Opened during period........................         35
   Closed/relocated during period..............          2
   Open at end of period.......................        140
   Comparable store sales increase(1)..........       11.5%
   Average sales per store(2).................. $    1,101
Balance Sheet Data (at end of period):
  Working capital.............................. $   35,459
  Total assets.................................     85,702
  Total debt(3)................................      7,690
  Total stockholders' equity (deficit).........     52,273

--------
(1) Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store's sales are excluded from the calculation of comparable sales in the fiscal month of the store closing.
(2) Includes only stores open during the entire period.
(3) Total debt is defined as total current and long-term debt, including capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is a chain of company-owned stores offering a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise at everyday value prices. As of March 20, 2002, the Company operated 172 stores in 20 states. The Company's fiscal year ends on the Saturday closest to January 31st. The Company currently has plans to open up to 3 additional stores in fiscal 2002 and the Company closed 3 stores in fiscal 2001, 7 stores in fiscal 2000, all due to reorganization and 28 stores in fiscal 1999, 27 due to reorganization and 1 due to a natural disaster.

Chapter 11 Filing

   On March 23, 1999, the Company filed a petition for reorganization under chapter 11 of the Bankruptcy Code. The Company filed its plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code, but expects to emerge from bankruptcy in early April 2002. See "Item 1. Business--Proceedings Under Chapter 11 of the Bankruptcy Code" and Note 1 of Notes to the Consolidated Financial Statements.

Other Items

   In July 2001 and January 2002, the Company closed and conducted closing sales at 2 stores and 1 store, respectively, that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended February 2, 2002, the Company recorded a provision for reorganization costs relating to the store closings of approximately $0.8 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $5.2 million, of which $1.5 million relates to retention bonus accruals for salaried associates in the fiscal year ended February 2, 2002. Furthermore, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company wrote off $0.7 million of impaired long-lived assets that related to prior year store closings.

   In fiscal 2000, the Company closed and conducted closing sales at 7 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended February 3, 2001, the Company recorded a provision for reorganization costs relating to the store closings of approximately $1.6 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $6.4 million, of which $2.3 million relates to retention bonus accruals for salaried associates during the fiscal year ended February 3, 2001.

   In April 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During the fiscal year ended January 29, 2000, the Company recorded a provision for reorganization costs relating to the store closings of approximately $10.8 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, reorganization costs for professional fees and other costs related to the Company's reorganization were $8.3 million, of which $2.1 million relates to retention bonus accruals for salaried associates during the fiscal year ended January 29, 2000.

Critical Accounting Policies

    Critical Accounting Policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies utilized in the preparation of these financial statements.

  Merchandise Inventories

   As discussed in Note 2 "Summary of Accounting Policies" in the Notes to the Consolidating Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. In determining the cost of inventory, the Company includes costs incurred to purchase, store and distribute goods prior to sale. The Company performs periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from its ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based on these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance.

Contractual Obligations

   As discussed in Note 2 "Summary of Accounting Policies" in the Notes to the Consolidating Financial Statements, the Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

   The cost of fixed assets held under capital leases included in fixed assets was $7,555 and $8,584 at February 2, 2002 and at February 3, 2001 respectively. Accumulated amortization related to such fixed assets was $4,467 and $6,161 at February 2, 2002 and February 3, 2001, respectively. Fixed assets held under capital leases consist principally of technology, office and warehouse equipment.

   The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of February 2, 2002.

                                                                               Capital Operating
                                                                               leases   leases
                                                                               ------- ---------
Fiscal year:
   2002.......................................................................   341   $ 23,436
   2003.......................................................................   253     23,335
   2004.......................................................................   105     22,146
   2005.......................................................................     3     19,256
   Thereafter.................................................................    --     57,382
                                                                                 ---   --------
Total minimum lease payments..................................................   702   $145,555
                                                                                       ========
Less amount representing interest.............................................    59
                                                                                 ---
Present value of minimum lease payments (including long-term lease obligations
  of $338)....................................................................   643
                                                                                 ===

Related Party Transactions

   None.

Results of Operations

   The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                             [Fiscal 2001] [Fiscal 2000] [Fiscal 1999]
                                                              Fiscal year   Fiscal year   Fiscal year
                                                                 ended         ended         ended
                                                             Feb. 2, 2000  Feb. 3, 2001  Jan. 29, 2000
                                                             ------------- ------------- -------------
Net sales...................................................     100.0%        100.0%        100.0%
Cost of sales...............................................      53.5          54.1          55.7
                                                                 -----         -----         -----
   Gross profit.............................................      46.5          45.9          44.3
Selling, general and administrative expenses................      44.8          44.7          46.8
                                                                 -----         -----         -----
   Income (loss) from operations............................       1.7           1.2          (2.5)
Interest expense............................................       1.2           1.5           1.4
                                                                 -----         -----         -----
   Income (loss) before reorganization items, net and
     extraordinary item.....................................       0.5          (0.3)         (3.9)
Reorganization items, net...................................       2.9           3.5           8.8
                                                                 -----         -----         -----
Loss before extraordinary item..............................      (2.4)         (3.8)        (12.7)
Extraordinary item--loss on early retirement of debt, net of
  income tax benefit........................................        --            --           0.6
                                                                 -----         -----         -----
Net loss....................................................      (2.4)%        (3.8)%       (13.3)%
                                                                 =====         =====         =====
Number of stores open at end of period......................       172           175           182

52-Weeks Ended February 2, 2002 (Fiscal 2001) Compared to 53-Weeks Ended February 3, 2001 (Fiscal 2000)

   Net Sales. Net sales increased $1.8 million, or 1.0%, to $227.9 million in fiscal 2001 from $226.1 million in fiscal 2000. The increase resulted primarily from a strong demand for the Company's basic party merchandise offset by decreases in the greeting card category. Comparable store sales increased $11.1 million or 5.1%. No new stores were opened in fiscal 2001 or fiscal 2000 and a closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

   Gross Profit. Cost of sales includes distribution costs. Gross profit increased $2.3 million, or 2.2%, to $106.1 million in fiscal 2001 from $103.8 million in fiscal 2000. As a percentage of net sales, gross profit was 46.5% in fiscal 2001 and 45.9% in fiscal 2000. The higher gross profit percentage resulted from improved shrink experience, partially offset by higher distribution costs.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all periods presented. Selling, general and administrative expenses increased $1.0 million, or 1.0%, to $102.1 million in fiscal 2001 from $101.1 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 44.8% in fiscal 2001 from 44.7% in fiscal 2000.

   Interest Expense. Interest expense was $2.8 million in fiscal 2001 compared to $3.3 million in fiscal 2000. This decrease resulted from lower effective interest rates.

   Reorganization Items, net. See discussion above in "Other Items".

   Income Taxes (Benefit). Management does not believe that it is more likely than not that deferred tax assets created by net operating losses in fiscal 2001 will be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established in fiscal 1999, to fully reserve for the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for fiscal 2001 and 2000 was zero.

53-Weeks Ended February 3, 2001 (Fiscal 2000) Compared to 52-Weeks Ended January 29, 2000 (Fiscal 1999)

   Net Sales. Net sales increased $8.5 million, or 3.9%, to $226.1 million in fiscal 2000 from $217.7 million in fiscal 1999. The increase resulted primarily from better flow of merchandise to the stores. Fiscal 1999 sales were negatively impacted by the reduced flow of merchandise resulting from issues associated with the Company's liquidity and Chapter 11 Cases. All sales categories, with the exception of giftwrap, enjoyed sales increases in fiscal 2000. Comparable store sales increased $10.7 million or 5.0%. No new stores were opened in fiscal 2000 or fiscal 1999 and a closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

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

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, store occupancy, advertising, depreciation, other store operating and corporate administrative expenses. Store occupancy expenses are included in selling, general and administrative expenses for all periods presented. Selling, general and administrative expenses decreased $0.7 million, or 0.7%, to $101.2 million in fiscal 2000 from $101.9 million in fiscal 1999. The decrease resulted primarily from operating 7 fewer stores in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 44.7% in fiscal 2000 from 46.8% in fiscal 1999.

   Interest Expense. Interest expense was $3.3 million in fiscal 2000 compared to $3.0 million in fiscal 1999. This increase resulted from increases in borrowing levels partially offset by lower interest rates.

   Reorganization Items, net. See discussion above in "Other Items".

   Income Taxes (Benefit). Management does not believe that it is more likely than not that deferred tax assets created by net operating losses in fiscal 2000 will be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established in fiscal 1999, to fully reserve for the potential tax benefits resulting from these net operating losses. As a result, the effective tax rate for fiscal 2000 and 1999 was zero.

Liquidity and Capital Resources

   As of March 20, 2002, the Company had $23.7 million of borrowings outstanding under the DIP Loan Agreement and had utilized approximately $0.2 million of the DIP Loan Agreement to issue letters of credit. The Company believes that its cash flow from operations and borrowings under the DIP Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company anticipates that all amounts outstanding under the DIP Loan Agreement will be repaid on the Effective Date of the Plan from the proceeds of a $40 million secured revolving credit financing facility (including a $10 million sublimit for letters of credit) that the Company has entered into with Wells Fargo (the "New Facility"). The New Facility will have a term of three years and will become effective concurrent with the Plan in early April 2002. The New Facility is adequate to fund the Company's current business plans.

   The Company's present plans call for total capital expenditures of not more than $3.9 million in the fiscal year ending February 1, 2003. The Company had no material commitments in connection with these planned capital expenditures at February 2, 2002. In connection with the Plan, certain trade vendors of the Company will enter into agreements to provide the Company with favorable trade terms, including, extending credit limits, extended payment terms and seasonal advances.

   The Company does not intend to pay cash dividends in the foreseeable future and its current Loan Agreement restricts it from paying dividends on its capital stock.

   The Company entered into separation agreements with William E. Freeman, Chairman and Chief Executive Officer, and Glen J. Franchi, Executive Vice President and Chief Operating Officer. Under the terms of the agreement, the Company is to make total payments of $936,000 and $631,000 respectively, for severance payments, vacation payments, management incentive bonuses and retention bonuses. These payments will be made in April 2002. The separation agreements are attached hereto as Exhibits 10.32 and 10.33, respectively.

   Cash flow used in operating activities was $0.25 million in fiscal 2001 compared to $1.7 million in fiscal 2000. The decrease is due to a $3.2 million lower net loss and changes in accounts payable and accrued expenses, offset by increases in inventory levels and decreases in the non-cash portion of reorganization expenses.

   Cash flow used in investment activities was $1.1 million in fiscal 2001 and $2.2 million in fiscal 2000. The Company's capital expenditures were primarily related to investments in information technology systems and warehouse equipment and fixtures.

   Cash flow provided by financing activities was $1.3 million in fiscal 2001 and $2.5 million in fiscal 2000 and is attributable in both years to the level of borrowings and repayments.

   As a debtor in possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the Bankruptcy Court, certain of these obligations may be paid prior to the Company's emergence from chapter 11. To date, the Company has received approval to pay customary obligations associated with the daily operation of its business, including the timely payment of new inventory shipments, employee wages and other obligations. As permitted under the Bankruptcy Code, the Company received Bankruptcy Court approval to reject 13 real estate leases for stores that were never opened and to close and conduct closing sales at 38 stores in fiscal 2001, 2000 and 1999. The Company has completed its review of all of its prepetition contracts and leases and will assume the remaining executory contracts and unexpired real property leases that it has not otherwise rejected prior to, or in connection with, its emergence from chapter 11 on the Effective Date.

   The DIP Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Company was in compliance with or had obtained waivers for all such covenants as of February 2, 2002.

   Cash flow used in operating activities was $1.7 million in fiscal 2000 compared to $8.7 million of cash flow provided in fiscal 1999. The items most significantly influencing this change were the level of noncash reorganization items and the recognition of liabilities subject to compromise in fiscal 1999.

   Cash flow used in investment activities was $2.2 million in fiscal 2000 and $2.0 million in fiscal 1999. The Company's capital expenditures were primarily related to investments in information technology systems.

   Cash flow provided by financing activities was $2.5 million in fiscal 2000, while cash flow used in financing activities was $8.6 million in fiscal 1999 and is attributable in both years to the level of borrowings and repayments.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company is subject to market risks from changes in interest rates. The interest rate on the Company's revolving credit facilities, which represent a significant portion of the Company's outstanding debt, is variable based on the prime rate with a minimum threshold of 7.0%. The interest rate under the New Facility is variable based upon the prime rate or LIBOR with a minimum threshold of 5.0%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this item is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  CHAIRMAN AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The Company's Restated By-Laws currently provide for four directors. Pursuant to the Plan, as of the Effective Date, nine new directors will be deemed appointed. The names of the current directors, their ages, the respective years in which each first became a director of the Company, and their respective principal occupations during the past five years are as follows:

        Name          Age      Position With The Company       Director Since
        ----          ---      -------------------------       --------------
   William E. Freeman 59  Chairman and Chief Executive Officer      1989
   J. Bayard Kelly... 70  Director                                  1989
   Gerald L. Gitner.. 56  Director                                  2000
   Laurie M. Shahon.. 50  Director                                  2000

   William E. Freeman has been Chairman and Chief Executive Officer since October 1999. He also served as President of the Company from October 1999 to March 2002. He is a co-founder of the Company, and has been a director of the Company since forming the investor group that acquired it in July 1989. Mr. Freeman was Chairman of the Board of Directors of the Company from April 1994 to April 1997. From May 1994 to October 1995, he was Chief Executive Officer of the Company's operating subsidiary, and from May 1994 to September 1996, he was Chief Executive Officer of the Company. From 1989 to 1994, he was President of the Company.

   J. Bayard Kelly has been a Director since 1989. Since October 1995, Mr. Kelly has served as a merchandise consultant to the Company's operating subsidiary, and is the Company's Chairman Emeritus. Mr. Kelly was the founder of the Company's operating subsidiary and its President from 1989 to 1995.

   Gerald L. Gitner has been a Director since November 2000 and is a member of the Compensation Committee and the Audit Committee. Mr. Gitner is currently the Chairman of D.G. Associates, Inc., a consulting services firm. He was Chairman of the Board and Chairman of the Executive Committee of the Board of TWA, Inc. He has also served as Chief Executive Officer of TWA, Inc. TWA, Inc. filed a petition for bankruptcy under Chapter 11 in January 2001. Mr. Gitner has also served as the Co-Chairman of Global Aircraft Leasing Ltd. Mr. Gitner is a director of ICTS International, N.V., trustee of Rochester Institute of Technology and serves as a trustee of The American College of Management in Dubrovnik, Croatia.

   Laurie M. Shahon has been a Director since November 2000 and is a member of the Compensation Committee and the Audit Committee. Ms. Shahon is the President of the Wilton Capital Group, a firm she founded in 1994 to make private direct investments in venture capital companies and medium sized buyouts, which focuses, among other industries, on retailing and consumer products. Prior to founding Wilton Capital, Ms. Shahon was a Managing Director at '21' International Holdings, a private holding company. While there, she also served as Vice Chairman and Chief Operating Officer of Color Tile, a 700 store flooring chain. Prior to joining '21' International Holdings, Ms. Shahon was an investment banker at Morgan Stanley and Salomon Brothers. Ms. Shahon is a member of the Board of Directors of One Price Clothing Stores, Homeland Holdings and Safelite Auto Glass.

   The executive officers of the Company are as follows:

Name                    Age                           Position
----                    ---                           --------
William E. Freeman(1).. 59  Chairman and Chief Executive Officer
Gary W. Rada........... 48  President and General Merchandise Manager
James D. Constantine(1) 49  Senior Vice President, Chief Financial Officer and Treasurer
Glen J. Franchi(1)..... 48  Executive Vice President and Chief Operating Officer
Timothy F. Gower....... 51  Senior Vice President, Retail Store Operations

--------
(1) With the exception of Timothy Gower, all the Officers listed above hold their respective positions in both the Company and the Company's operating subsidiary. Messrs. Freeman and Franchi will be resigning from the Company effective on or prior to the Effective Date. Pursuant to individual separation agreements, Mr. Freeman and Mr. Franchi will be receiving severance payments, vacation payments, management incentive and retention bonuses that may approximate, in the aggregate, $936,000 and $631,000, respectively, and will be provided with certain medical and other benefits. Also on the Effective Date, Mr. Rada will assume the position of Chief Operating Officer as well as President. Michael Perri will assume the position of Vice President and General Merchandising Manager and Mr. Constantine will assume the position of Executive Vice President, Chief Financial and Administrative Officer.

   William E. Freeman--see biography above in Directors.

   Gary W. Rada has been President since March 2002 and was Executive Vice President from October 1999 to March 2002. From January 1998 to October 1999, he served as Senior Vice President and General Merchandise Manager. From 1997 to 1998, he served as the Vice President of General Merchandise for Bruno's, a Birmingham, Alabama supermarket and drug chain, which filed a voluntary Chapter 11 petition in February 1998. Prior to joining Bruno's, he held various management and merchandising positions with American Stores, including Merchandise Manager at American Drug Stores and Vice President of General Merchandise and Grocery Merchandising at Jewel Food Stores.

   James D. Constantine has been Treasurer since April 2002 and has been Senior Vice President and Chief Financial Officer since February 2000. Prior to joining the Company, he was Senior Assistant Treasurer for Sears, Roebuck and Co. and held various managerial positions from 1981 to 1999. From 1974 to 1981 he held various managerial positions with Deloitte & Touche LLP.

   Glen J. Franchi has been Executive Vice President and Chief Operating Officer of the Company since March 1995 and served as Treasurer from March 1995 to April 2002. He has been the Chief Operating Officer of the Company's operating subsidiary since November 1990. Prior to joining the Company, from 1977 to 1989, he held various management and senior financial positions with Carson Pirie Scott Co., a chain of retail department stores.

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

Section 16 Reporting

   Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended February 2, 2002 were met.

ITEM 11.  EXECUTIVE COMPENSATION

   Summary Compensation Table. The following table sets forth the compensation earned by the Company's President and Chief Executive Officer and each of the other four most highly compensated officers of the Company and its operating subsidiary (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the twelve-month periods ended February 2, 2002 (a 52-week period), February 3, 2001 (a 53-week period) and January 29, 2000 (a 52-week period).

                                                                   Annual Compensation
                                                    -------------------------------------------------
                                                                                Comp.
                                                                               Awards
                                                                             Securities
                                                                             Underlying   All Other
                                                    Fiscal           Bonus     Option/   Compensation
Name and Principal Position                          Year   Salary   (1)(2)  SARs (#)(2)     (3)
---------------------------                         ------ -------- -------- ----------- ------------
William E. Freeman(4)..............................  2001  $281,154 $131,255     --        $66,978
  President and Chief Executive Officer              2000   265,000  179,500     --         67,652
                                                     1999    81,835   14,524     --          5,299
Glen J. Franchi....................................  2001   262,500  111,396     --          7,327
  Executive Vice President, Chief Operating Officer  2000   239,657   60,480     --          4,724
  and Treasurer                                      1999   200,000   31,512     --          8,948
Gary W. Rada.......................................  2001   252,500  110,830     --          1,130
  Executive Vice President and                       2000   239,501   58,080     --          1,643
  General Merchandise Manager                        1999   221,535   35,912     --          3,811
James D. Constantine(5)............................  2001   198,077   67,681     --          3,709
  Senior Vice President and                          2000   172,240   45,600     --          1,315
  Chief Financial Officer                            1999        --       --     --             --
Timothy F. Gower...................................  2001   183,269   80,370     --          3,974
  Senior Vice President, Retail Store Operations     2000   173,812   42,240     --          3,475
                                                     1999   163,075   25,435     --          3,790

--------
(1) The amounts shown in the bonus column represent payments under the Company's Management Incentive Plan and Retention Bonus Plans.
(2) Bonuses are paid and stock options are generally granted after the end of each fiscal year based on performance during such year. Accordingly, bonus payments and option grants are reported in this table for the year to which they relate, instead of the year in which they are paid or granted.
(3) "All Other Compensation" consists of life insurance, payments to the executive's account pursuant to the Company's Savings Plan, automobile allowances, and reimbursement of relocation and living expenses.
(4) Mr. Freeman was elected President and Chief Executive Officer in October
    1999.
(5) Mr. Constantine joined the Company in February 2000.

Option Grants, Exercises And Holdings

   Twelve-month Period Ended February 2, 2002 Option Grants. There have been no options granted to the Named Executive Officers during the twelve-month period ended February 2, 2002.

   Twelve-month Period Ended February 2, 2002 Option Exercises And
Holdings. The following table sets forth certain information regarding options held at February 2, 2002. No Named Executive Officer exercised any options during this period.

  Aggregate Options Exercised In Last Fiscal Year And Fiscal Year-end Option
                                    Values

                           Number of Securities    Value of Unexercised In-
                          Underlying Unexercised     The Money Options at
                          Options at 2/2/02 (#)          2/2/01($)(1)
                        -------------------------- -------------------------
   Name                 Exercisable Unexerciseable Exercisable Unexercisable
   ----                 ----------- -------------- ----------- -------------
   William E. Freeman..   100,320          --          --           --
   Glen J. Franchi.....    59,708          --          --           --
   Gary W. Rada........    20,000          --          --           --
   Timothy F. Gower....    11,250       3,750          --           --
   James D. Constantine        --          --          --           --

--------
(1) Represents the difference between the per share exercise price and the closing price of the Common Stock on February 2, 2002 ($ 0.02).

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

   The Company filed its Plan with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002. As of the Effective Date of the Plan, all existing stock and all stock options will be cancelled. Pursuant to the Plan, the reorganized Company will issue or reserve for issuance to certain of the key employees of the reorganized Company options to purchase an aggregate of 166,667 shares of New Common Stock, which amount equals approximately 10% of the New Common Stock issued under the Plan, in connection with an employee incentive plan to be implemented by the board of directors of the reorganized Company.

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

Director Compensation

   Pursuant to the Company's 1997 Outside Director Stock Option Plan approved by the stockholders in November 1997, directors who are not officers, employees or consultants of the Company may be granted options for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. The number of shares of Common Stock reserved in the 1997 Outside Director Stock Option Plan is 250,000, subject to certain adjustments. The Company granted 160,000 options in November 1997 to eligible directors which become exercisable at the rate of 8.33% per quarter through November 2000. Directors who are not officers, employees or consultants of the Company are reimbursed for travel to each Board of Directors meeting at which they are present as well as their reasonable expenses in connection with the performance of their duties. In addition, effective November 2000, each director will receive an annual retainer of $25,000, payable quarterly, plus $750 for each Board and Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Of Common Stock

   The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 2002 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each of the Directors and the Chief Executive Officer and other Named Executive Officers and (iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned below assumes the exercise of all currently exercisable options held by the applicable person or group, and the percentage shown assumes the exercise of such options and assumes that no options held by others are exercised. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Company's Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").

                                                               Number     Percentage
                                                             of Shares    of Shares
                                                            Beneficially Beneficially
Name of Beneficial Holder                                      Owned        Owned
-------------------------                                   ------------ ------------
Garlen Investments Limited(1)..............................  1,131,708       15.1%
  c/o Jarir Investments
  Post Office Box 3196, Riyadh 11471, Saudi Arabia
Ronald L. Chez(2)..........................................  1,027,800       13.7%
  c/o Schuyler, Roche & Zwirner
  130 East Randolph Street
  Chicago, Illinois 60601
Allstate Insurance Company(3)..............................    873,356       11.6%
  3075 Sanders Road/Allstate Plaza
  Northbrook, IL 60062
Jasmine Trustees Ltd.......................................    381,398        5.1%
  Post Office Box 675
  Vine Street Chambers
  Vine Street, ST. Helier
  Jersey, Channel Islands United Kingdom
William E. Freeman(4)......................................    223,610        3.0%
J. Bayard Kelly(5).........................................    102,667        1.4%
Gerald L. Gitner(6)........................................      4,016          *
Laurie M. Shahon...........................................          0        0.0%
Glen J. Franchi(7).........................................     61,810          *
Gary W. Rada(8)............................................     30,250          *
Timothy F. Gower(9)........................................     11,250          *
James D. Constantine.......................................          0        0.0%
All directors and executive officers as a group (8 persons)    433,603        5.8%

--------
*  Less than 1%.
(1) Garlen Investments Limited is beneficially owned by Mandataria Fiduciary Limited, as trustee of a trust for the benefit of Muhammad Abdul Rahman Al-Agil, Nasser Abdul Rahman Al-Agil, Abdullah Abdul Rahman Al-Agil, Abdulkarim Abdul Rahman Al-Agil and Abdulsalam Abdul Rahman Al-Agil.
(2) Based on Amendment No. 3 to the Schedule 13D filed with the SEC on June 14, 1999.
(3) Allstate Insurance Company is the beneficial owner of 873,356 shares of the Common Stock which are held by the following owners of record: Allstate Insurance Company--560,552, Allstate Life Insurance

   Company--225,498, Continental Trust Company as Trustee for the Allstate Retirement Plan--49,878 and Continental Trust Company as Trustee for the Agents Pension Plan--37,428.
(4) Includes options to purchase 100,320 shares.
(5) Includes options to purchase 43,644 shares. All the Common Stock and options to purchase Common Stock are held in the Revocable Living Trust for
    J. Bayard Kelly, of which Mr. Kelly is the beneficial owner.
(6) Includes options to purchase 4,016 shares.
(7) Includes options to purchase 59,708 shares.
(8) Includes options to purchase 20,000 shares.
(9) Includes options to purchase 11,250 shares.

ITEM 13.  CERTAIN TRANSACTIONS

   None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of Documents filed as part of this Report on Form 10-K.

      1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

          Independent Auditors' Report

          Consolidated Balance Sheets as of February 2, 2002 and February 3,
          2001

          Consolidated Statements of Operations for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

          Consolidated Statements of Stockholders' Deficit for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

          Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

          Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

   The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

          Independent Auditors' Report

          Condensed Financial Information of Factory Card Outlet Corp.--Balance Sheets as of February 2, 2002 and February 3, 2001

          Condensed Financial Information of Factory Card Outlet
          Corp.--Statements of Operations for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

          Condensed Financial Information of Factory Card Outlet
          Corp.--Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

          Notes to Condensed Financial Information of Factory Card Outlet Corp.

      3. List of Exhibits.

   The following exhibits are included as part of this Annual Report on Form 10-K or incorporated herein by reference.

Exhibit
  No                                             Description
-------                                          -----------
 3.1(1)   Form of Amended and Restated Certificate of Incorporation of the Company.

 3.2(2)   Amended and Restated By-Laws of the Company.

 4.1(1)   Specimen of Registrant's Common Stock Certificate.

10.1(1)   Employment Agreement, dated as of April 6, 1995, by and between the Company and Charles R.
          Cumello.

10.2(1)   Consulting Agreement, dated July 30, 1996 by and between the Company and J. Bayard Kelly.

10.3(1)   Supply Agreement, dated as of August 2, 1996, by and between the Company and Fine Art
          Developments, p.l.c.

 Exhibit
   No.                                                Description
 -------                                              -----------
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

 10.6.3(1) Incentive Savings Plan of the Company.

   10.7(1) Business Purpose Revolving Promissory Note dated November 1, 1996 from the Company and
           FCO to Bank One.

 10.7.1(1) Business Loan Agreement dated as of November 1, 1996 among the Company, FCO and Bank One.

 10.7.2(2) Commitment letter dated September 9, 1997 from Bank One.

   10.8(1) Loan Agreement dated as of July 2, 1996 by and between FCO and Petra Capital, L.L.C. ("Petra")

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

10.9.10(1) Amendment to Stock Purchase Warrant dated July 30, 1996 by and between the Company and
           Sirrom.

10.10.1(1) Term Lease Master Agreement dated October 28, 1996 by and between FCO and IBM Credit
           Corporation.

10.10.2(1) Master Lease Agreement dated August 19, 1996 by and between FCO and Symbol Lease, Inc.

  10.11(3) Loan and Security Agreement dated January 30, 1998 among Factory Card Outlet of America, Ltd.
           and BankBoston Retail Finance Inc.

 Exhibit
   No.                                                Description
 -------                                              -----------
10.11.1(4) First Amendment to Loan and Security Agreement between FCO and BankBoston Retail Finance
           Inc. dated July 17, 1998

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

  10.17(7) Third Amendment to Debtor In Possession Loan and Security Agreement between FCO and
           Foothill Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated
           September 24, 1999

  10.18(7) Fourth Amendment to Debtor In Possession Loan and Security Agreement between FCO and
           Foothill Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated December
           20, 1999

  10.19(7) Fifth Amendment to Debtor In Possession Loan and Security Agreement between FCO and Foothill
           Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated February 10, 2000

  10.20(8) Sixth Amendment to Debtor In Possession Loan and Security Agreement between FCO and
           Foothill Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated June 27,
           2000

  10.21(8) Seventh Amendment to Debtor In Possession Loan and Security Agreement between FCO and
           Foothill Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated October
           5, 2000

  10.22(8) Eighth Amendment to Debtor In Possession Loan and Security Agreement between FCO and
           Foothill Capital Corporation, Paragon Capital LLC and Other Financial Institutions dated March 19,
           2001

 10.23(10) Ninth Amendment to Debtor In Possession Loan and Security Agreement between FCO and Wells
           Fargo Retail Finance [successor in interest to Foothill Capital Corporation and Paragon Capital,
           LLC] and Other Financial Institutions dated July 31, 2001

     10.24 Tenth Amendment to Debtor In Possession Loan and Security Agreement between FCO and Wells
           Fargo Retail Finance [successor in interest to Foothill Capital Corporation and Paragon Capital,
           LLC] and Other Financial Institutions dated January 29, 2002

  10.25(7) Separation Agreement between Factory Card Outlet Corp. and Stewart M. Kasen dated October 8,
           1999

  10.26(7) Separation Agreement between Factory Card Outlet Corp. and Frederick G. Kraegel dated March 3,
           2000

  10.27(7) Employment Agreement between Factory Card Outlet Corp. and James D. Constantine dated
           March 1, 2000

Exhibit
  No.                                             Description
-------                                           -----------
10.28(9) Disclosure Statement for Company's Amended Joint Plan of Reorganization, dated February 5,
         2002

10.29(9) Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated
         February 5, 2002

10.30(9) Order Confirming the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the
         Bankruptcy Code, dated February 5, 2002

   10.31 Commitment letter dated February 15, 2002 from Wells Fargo

   10.32 Separation Agreement between Factory Card Outlet Corp. and William E. Freeman dated April 5,
         2002

   10.33 Separation Agreement between Factory Card Outlet Corp. and Glen J. Franchi dated April 5, 2002

 21.1(1) List of the subsidiaries of the Company

    23.1 Consent of KPMG LLP

--------
Notes
 1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-13827 as filed with the Commission on December 12, 1996.
 2. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.
 3. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1997.
 4. Incorporated by reference to the Company's Current Report on Form 8-K filed on July 22, 1998.
 5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.
 6. Incorporated by reference to the Company's Current Report on Form 8-K filed on April 28, 1999.
 7. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.
 8. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2001.
 9. Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 2002.
10. Incorporated by reference to the Company's Current Report on Form 8-K filed August 21, 2001.

   (b) Reports on Form 8-K.

   Company's Current Report on Form 8-K filed on December 21, 2001--Factory Card Outlet Announces the Filing of a Plan of Reorganization.

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

                                          FACTORY CARD OUTLET CORP.

                                               /S/  JAMES D. CONSTANTINE
                                          By: _______________________________
                                                   James D. Constantine,
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer

Dated: April 8, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
          Name                        Title                 Date
          ----                        -----                 ----

 /S/  WILLIAM E. FREEMAN  Chairman and Chief Executive  April 8, 2002
-------------------------   Officer
   William E. Freeman

/S/  JAMES D. CONSTANTINE Senior Vice President, Chief  April 8, 2002
-------------------------   Financial Officer and
  James D. Constantine      Treasurer [Chief Accounting
                            Officer]

  /S/  GERALD L. GITNER   Director                      April 8, 2002
-------------------------
    Gerald L. Gitner

  /S/  J. BAYARD KELLY    Director                      April 8, 2002
-------------------------
     J. Bayard Kelly

  /S/  LAURIE M. SHAHON   Director                      April 8, 2002
-------------------------
    Laurie M. Shahon

                         INDEX TO FINANCIAL STATEMENTS

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                                                                                   Page
                                                                                   ----
Independent Auditors' Report...................................................... F-2
Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001........... F-3
Consolidated Statements of Operations for the fiscal years ended February 2, 2002,
  February 3, 2001 and January 29, 2000........................................... F-4
Consolidated Statements of Stockholders' Deficit for the fiscal years ended
  February 2, 2002, February 3, 2001 and January 29, 2000......................... F-5
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002,
  February 3, 2001 and January 29, 2000........................................... F-6
Notes to Consolidated Financial Statements........................................ F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Factory Card Outlet Corp.:

   We have audited the accompanying consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card Outlet Corp. and subsidiary as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/   KPMG LLP

Chicago, Illinois
March 22, 2002, except as to note 12,
  which is as of April 8, 2002

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands, except share data)

                                                                                   February 2, February 3,
                                                                                      2002        2001
                                                                                   ----------- -----------
                                     ASSETS
                                     ------
Current assets:
   Cash...........................................................................  $    182    $    281
   Merchandise inventories........................................................    59,496      55,883
   Prepaid expenses and other.....................................................     2,949       2,086
                                                                                    --------    --------
       Total current assets.......................................................    62,627      58,250
Fixed assets, net.................................................................    18,414      25,061
Other assets......................................................................       258         401
                                                                                    --------    --------
       Total assets...............................................................  $ 81,299    $ 83,712
                                                                                    ========    ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Debt...........................................................................  $ 27,260    $ 25,699
   Accounts payable...............................................................     8,071       7,634
   Accrued expenses...............................................................     9,698       8,407
   Current portion of obligations under capital leases............................       305         148
                                                                                    --------    --------
       Total current liabilities..................................................    45,334      41,888
Obligations under capital leases..................................................       338         170
Liabilities subject to compromise.................................................    54,560      55,056
                                                                                    --------    --------
Total liabilities.................................................................   100,232      97,114
Stockholders' deficit:
   Common stock--$.01 par value. Voting class-authorized 15,000,000 shares;
     7,503,098 shares issued and outstanding. Non-voting class-authorized 205,000
     shares; no shares issued or outstanding......................................        75          75
   Additional paid-in capital.....................................................    52,021      52,021
   Accumulated deficit............................................................   (71,029)    (65,498)
                                                                                    --------    --------
       Total stockholders' deficit................................................   (18,933)    (13,402)
                                                                                    --------    --------
       Total liabilities and stockholders' deficit................................  $ 81,299    $ 83,712
                                                                                    ========    ========

         See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

                     Consolidated Statement of Operations
             (Dollar amounts in thousands, except per share data)

                                                                                 Fiscal year ended
                                                                        ----------------------------------
                                                                        February 2, February 3, January 29,
                                                                           2002        2001        2000
                                                                        ----------- ----------- -----------
Net sales.............................................................. $  227,943  $  226,122  $  217,658
Cost of sales..........................................................    121,862     122,289     121,224
                                                                        ----------  ----------  ----------
   Gross profit........................................................    106,081     103,833      96,434
Selling, general and administrative expenses...........................    102,146     101,190     101,892
                                                                        ----------  ----------  ----------
   Income (loss) from operations.......................................      3,935       2,643      (5,458)
Interest expense.......................................................      2,813       3,344       3,049
                                                                        ----------  ----------  ----------
Income (loss) before reorganization items, net, and extraordianry item.      1,122        (701)     (8,507)
Reorganization items, net..............................................      6,653       7,998      19,082
                                                                        ----------  ----------  ----------
   Loss before extraordinary item......................................     (5,531)     (8,699)    (27,589)
Extraordinary item--loss on early retirement of debt, net of income tax
  benefit..............................................................         --          --      (1,292)
                                                                        ----------  ----------  ----------
   Net loss............................................................ $   (5,531) $   (8,699) $  (28,881)
                                                                        ==========  ==========  ==========
Loss per share--basic and diluted
   Loss before extraordinary item...................................... $    (0.74) $    (1.16) $    (3.68)
Extraordinary item.....................................................         --          --       (0.17)
                                                                        ----------  ----------  ----------
   Net loss per share.................................................. $    (0.74) $    (1.16) $    (3.85)
                                                                        ==========  ==========  ==========
Weighted average shares outstanding--basic and diluted.................  7,503,098   7,503,098   7,503,098
                                                                        ==========  ==========  ==========


         See accompanying notes to consolidated financial statements.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                         (Dollar amounts in thousands)

                              Common stock
                            ---------------- Additional                 Total
                                              Paid-in   Accumulated Stockholders'
                             Shares   Amount  Capital     Deficit      Deficit
                            --------- ------ ---------- ----------- -------------
Balance at January 30, 1999 7,503,098  $75    $52,021    $(27,918)    $ 24,178
Net loss...................        --   --         --     (28,881)     (28,881)
                            ---------  ---    -------    --------     --------
Balance at January 29, 2000 7,503,098  $75    $52,021    $(56,799)    $ (4,703)
                            ---------  ---    -------    --------     --------
Net loss...................        --   --         --      (8,699)      (8,699)
                            ---------  ---    -------    --------     --------
Balance at February 3, 2001 7,503,098  $75    $52,021    $(65,498)    $(13,402)
                            ---------  ---    -------    --------     --------
Net loss...................        --   --         --      (5,531)      (5,531)
                            ---------  ---    -------    --------     --------
Balance at February 2, 2002 7,503,098  $75    $52,021    $(71,029)    $(18,933)
                            =========  ===    =======    ========     ========




         See accompanying notes to consolidated financial statements.

FACTORY CARD OUTLET CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                              Fiscal year ended
                                                                     ----------------------------------
                                                                     February 2, February 3, January 29,
                                                                        2002        2001        2000
                                                                     ----------- ----------- -----------
Cash flows from operating activities:
 Net loss...........................................................  $  (5,531)  $  (8,699)  $ (28,881)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization of fixed assets....................      6,826       7,196       7,729
   Amortization of deferred financing costs and debt discount.......        646         513         762
   Noncash portion of reorganization items..........................      2,422       3,491      14,034
   Extraordinary loss on early retirement of debt...................         --          --       1,292
   Loss on disposal of fixed assets.................................         11          22          36
Change in assets and liabilities:
(Increase) decrease in assets:
   Merchandise inventories..........................................     (3,613)        259       1,470
   Prepaid expenses and other.......................................       (863)       (338)        (20)
   Other assets.....................................................       (503)       (273)       (835)
Increase (decrease) in liabilities:
   Accounts payable.................................................        437      (1,469)    (23,986)
   Accrued expenses.................................................       (177)     (2,637)     (4,317)
   Liabilities subject to compromise................................         95         270      41,437
                                                                      ---------   ---------   ---------
Net cash (used in) provided by operating activities.................       (250)     (1,665)      8,721
Net cash used in investing activities--purchase of fixed assets, net     (1,143)     (2,219)     (2,044)
Cash flows from financing activities:
   Borrowings.......................................................    241,603     241,337     256,450
   Repayment of borrowings..........................................   (240,042)   (238,508)   (264,759)
   Payment of long-term obligations.................................       (267)       (377)       (252)
                                                                      ---------   ---------   ---------
Net cash provided by (used in) financing activities.................      1,294       2,452      (8,561)
                                                                      ---------   ---------   ---------
Net decrease in cash................................................        (99)     (1,432)     (1,884)
Cash at beginning of year...........................................        281       1,713       3,597
                                                                      ---------   ---------   ---------
Cash at end of year.................................................  $     182   $     281   $   1,713
                                                                      =========   =========   =========
Supplemental cash flow information:
   Interest paid....................................................  $   2,250   $   2,740   $   2,691
   Income taxes refunded............................................         --          --        (792)
Supplemental disclosure of noncash financing activities:
   Capital lease obligations incurred...............................         --          --         168

         See accompanying notes to consolidated financial statements.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars amounts in thousands)

(1)  Reorganization and Chapter 11 Filing

   On March 23, 1999 Factory Card Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America, Ltd. (collectively, the "Company") filed petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and are currently assigned case numbers 99-685 (EIK) and 99-686 (EIK) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes.

   On February 5, 2002, the Company filed the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as modified, supplemented and amended, the "Plan") and the related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. All classes of claims and equity interests entitled to vote on the Plan accepted the Plan and, on March 20, 2002, the Bankruptcy Court signed an order confirming the Plan. The Plan is expected to become effective in early April 2002.

   Certain of the principal provisions of the Plan are as follows:

  . Upon the Company's emergence from chapter 11, most general unsecured creditors will receive, in full satisfaction and discharge of their claims against the Company, which approximate $44,000, approximately 90% of the common stock of the reorganized Company; cash distributions of $1,000 and, three years from emergence, $2,600, subject to certain prepayment provisions. The Company's obligations with respect to the $2,600 payment will be secured by a subordinated lien on certain of the Company's assets.

  . Upon the Company's emergence, holders of the Company's outstanding common stock will receive 5% of the common stock of the reorganized Company and warrants to purchase an additional 10% of the common stock of the reorganized Company at various premiums to reorganization equity value.

  . In connection with the Plan, certain trade vendors of the Company will enter into agreements to provide the Company with favorable trade terms, including, extended credit limits, extended payment terms and seasonal advances.

  . Also in connection with the Plan, certain trade vendors of the Company will enter into an agreement with the Company, pursuant to which such trade vendors will convert an aggregate of $3,130 of trade receivables in respect of goods shipped to the Debtors during the Chapter 11 Cases into a long term debt obligation evidenced by secured subordinated notes.

  . Pursuant to the Plan, a new board of directors will be deemed appointed as of the Effective Date.

   The Plan requires that certain administrative claims and any amounts outstanding under the DIP Loan Agreement be paid on the Effective Date of the Plan. The Company intends to enter into a $40,000 secured financing facility with Wells Fargo Retail Finance, LLC, which will become effective concurrent with the Plan, to repay the outstanding amounts owed under the debtor in possession financing facility and fund the reorganized Company's obligations under the Plan and its ongoing operations following emergence from bankruptcy.

   As of March 20, 2002, there were 7,503,098 shares of the Company's pre-chapter 11 common stock issued and outstanding. Under the provisions of the Plan, the pre-chapter 11 common stock will be canceled. Upon implementation of the Plan, the Company will be authorized to issue 10,000,000 shares of new common stock, par value $.01 (the "New Common Stock"), of which 1,500,000 shares of New Common Stock will be issued to

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY make distributions pursuant to the Plan as follows: (i) 1,350,000 shares of New Common Stock to holders of general unsecured claims, (ii) 75,000 shares of New Common Stock to holders of prepetition common stock, and (iii) 75,000 shares of New Common Stock to certain members of the reorganized Company's management. The Company's Amended and Restated Certificate of Incorporation to be filed on the effective date will prohibit the transfer of any shares of New Common Stock or any rights to acquire shares of New Common Stock to any person or group that is a 5% shareholder of the Company.

   Following the effective date of the Plan, the Company will also issue warrants to purchase an additional 153,928 shares of the New Common Stock, which amount equals approximately 10% of the New Common Stock issued under the Plan, to the holders of the Company's prepetition common stock and warrants to purchase up to an additional 78,947 shares of the New Common Stock, which amount equals approximately 5% of the New Common Stock issued under the Plan, to certain members of the reorganized Company's management.

   In addition, pursuant to the Plan, the reorganized Company will issue or reserve for issuance to certain of the key employees of the reorganized Company options to purchase an aggregate of 166,667 shares of New Common Stock, which amount equals approximately 10% of the New Common Stock issued under the Plan, in connection with an employee incentive plan to be implemented by the board of directors of the reorganized Company.

   As of February 2, 2002, the assets and liabilities of the Company on a historical cost basis were $81,299 and $100,232, respectively. On or near the effective date of the Plan, the Company will adopt the provisions of "fresh start accounting," which require the Company to restate all assets and liabilities to their fair values based upon the provisions of the Plan and certain valuation studies currently underway. The Company has not yet determined the impact of fresh start accounting on the historical consolidated financial statements.

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

  Fiscal Years

   The Company's fiscal year ends on the Saturday closest to January 31. The years ended February 2, 2002, February 3, 2001 and January 29, 2000 are referred to as fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 and 1999 are 52 week periods and fiscal 2000 is a 53 week period.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

  Merchandise Inventories

   Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. In determining the cost of inventory, the Company includes costs incurred to purchase, store and distribute goods prior to sale. The Company purchases its inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 11% and the ten largest suppliers representing approximately 41% of the Company's aggregate purchases in fiscal year 2001. In fiscal year 2000 the Company's largest supplier represented approximately 11% and the ten largest suppliers represented approximately 40% of the Company's aggregate purchases. Similarly, in fiscal year 1999 the Company's largest supplier represented approximately 11% and the ten largest suppliers represented approximately 40% of the Company's aggregate purchases.

   At February 2, 2002 and February 3, 2001, the Company has provisions of $1,165 and $1,857, respectively, for certain merchandise which is to be discontinued from its ongoing inventory assortment, as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays.

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

  Deferred Rent Liabilities

   Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives, primarily construction allowances. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. In fiscal 2001 and 2000, deferred rent liabilities were reclassified to liabilities subject to compromise.

  Intangibles

   Certain software costs are capitalized and amortized on a straight line basis over three years. Unamortized software costs which are included in fixed assets, net were approximately $673 and $1,257 as of February 2, 2002 and February 3, 2001, respectively. Amortization of these software costs was approximately $759, $751 and $875 for fiscal 2001, 2000 and 1999, respectively.

  Revenue Recognition

   The Company records revenue at the point of sale for retail stores.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

  Advertising Expenses

   The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At February 2, 2002 and February 3, 2001, $858 and $839 of advertising production costs were included in prepaid expenses, respectively. In fiscal 2001, 2000 and 1999, advertising expense was $7,218, $8,157 and $7,897, respectively.

  Loss per Share

   Loss per share--basic and diluted was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Loss per share--diluted excludes the effect of stock options and warrants because their inclusion would have been anti-dilutive.

  Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method.

(3)  Fixed Assets

   The components of fixed assets, net are as follows:

                                                    February 2, February 3,
                                                       2002        2001
                                                    ----------- -----------
     Furniture and equipment.......................   $41,522     $44,370
     Leasehold improvements........................    13,383      12,888
                                                      -------     -------
            Total fixed assets.....................    54,905      57,258
     Less accumulated depreciation and amortization    36,491      32,197
                                                      -------     -------
        Fixed assets, net..........................   $18,414     $25,061
                                                      =======     =======

(4)  Debtor in Possession Facility

   Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement in March 1999 and subsequent amendments (the "DIP Loan Agreement") which provides up to $35,000 (including a $10,000 sublimit for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by inventory levels and have an interest rate of 1% over prime with a minimum threshold of 7.0% (7.0% at February 2, 2002). The DIP Loan Agreement expires on May 31, 2002. Borrowings under the DIP Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain inventory levels, achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met or waived.

   The Company anticipates that all amounts outstanding under the DIP Loan Agreement shall be repaid on the effective date of the Plan from the proceeds of a $40,000 secured revolving credit financing facility (including a $10,000 sublimit for letters of credit) that the Company intends to enter into with Wells Fargo Retail Finance, LLC (the "New Facility"). On February 15, 2002, the Company signed a financing commitment letter with Wells Fargo Retail Finance, LLC regarding the New Facility.

(5)  Lease Commitments

   The Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are obligations of the Company. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

   The cost of fixed assets held under capital leases included in fixed assets was $7,555 and $8,584 at February 2, 2002 and at February 3, 2001 respectively. Accumulated amortization related to such fixed assets was $4,467 and $6,131 at February 2, 2002 and February 3, 2001, respectively. Fixed assets held under capital leases consist principally of technology, office and warehouse equipment.

   The following is a schedule of future minimum lease payments for capital and operating leases with initial or remaining terms in excess of one year as of February 2, 2002.

                                                                   Capital Operating
                                                                   leases   leases
                                                                   ------- ---------
Fiscal year:
   2002...........................................................  $341   $ 23,436
   2003...........................................................   253     23,335
   2004...........................................................   105     22,146
   2005...........................................................     3     19,256
   Thereafter.....................................................    --     57,382
                                                                    ----   --------
Total minimum lease payments......................................   702   $145,555
                                                                           ========
Less amount representing interest.................................    59
                                                                    ----
Present value of minimum lease payments (including long-term lease obligations of $338)............................................  $643
                                                                    ====

   The Company currently has the right to assume or reject unexpired lease contracts. Pursuant to the Plan, the Company will assume all unexpired leases that it has not previously rejected upon the effective date of the Plan. Future minimum lease payments exclude payment for leases that have been rejected pursuant to Bankruptcy Court orders. Certain lessors of rejected leases have filed claims for damages and an estimate for such potential claims has been included in liabilities subject to compromise. The lease obligations described above are subject to possible adjustment under the Chapter 11 Cases.

   Rent expense charged to operations under operating leases was $23,955, $24,684 and $25,722 in fiscal 2001, 2000 and 1999, respectively.

(6)  Liabilities Subject to Compromise

   The components of liabilities subject to compromise at February 2, 2002 and February 3, 2001 are as follows:

                                                                      February 2, February 3,
                                                                         2002        2001
                                                                      ----------- -----------
Accounts payable.....................................................   $37,325     $37,325
Accrued expenses.....................................................     1,570       1,570
Capital lease obligations............................................     2,320       2,887
Potential claims related to rejection of certain real property leases     6,552       6,287
Deferred rent obligations............................................     6,793       6,987
                                                                        -------     -------
                                                                        $54,560     $55,056
                                                                        =======     =======

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

   In conjunction with the Chapter 11 Cases, differences between claims filed by potential creditors and amounts recorded by the Company are currently being identified and reconciled. Any differences will be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court. Additional claims may arise in conjunction with the termination of contractual obligations related to executory contracts. As a result, recorded amounts may be adjusted in the future. The Plan provides for the satisfaction of all prepetition liabilities, pursuant to the terms of the Plan, on or subsequent to the date that the Plan becomes effective.

(7)  Reorganization Items, net

   In January 2002 and July 2001, the Company closed and conducted closing sales at one and two stores, respectively, that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 2001, the Company recorded a provision for reorganization costs relating to these store closings of approximately $757. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, costs for professional fees and other costs related to the Company's reorganization were $5,199, of which $1,469 relates to retention bonus accruals for salaried associates in fiscal 2001. Furthermore, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company wrote off $697 of impaired long-lived assets that related to prior year store closings.

   In fiscal 2000, the Company closed and conducted closing sales at seven stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 2000, the Company recorded a provision for reorganization costs relating to these store closings of approximately $1,587. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, costs for professional fees and other costs related to the Company's reorganization were $6,411, of which $2,252 relates to retention bonus accruals for salaried associates in fiscal 2000.

   In fiscal 1999, the Company obtained approval from the Bankruptcy Court to close and conduct closing sales at 27 stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During fiscal 1999, the Company recorded a provision for reorganization costs relating to these store closings of approximately $10,837. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. In addition to the provision for the store closings, costs for professional fees and other costs related to the Company's reorganization were $8,245, of which $2,077 relates to retention bonus accruals for salaried associates in fiscal 1999.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

(8)  Income Taxes

   Income taxes (benefit) are as follows:

                                               Valuation
                             Current Deferred  Allowance Total
                             ------- --------  --------- -----
                Fiscal 2001:
                   Federal..  $ --   $   (649)  $   649  $  --
                   State....    --       (276)      276     --
                              ----   --------   -------  -----
                              $ --   $   (925)  $   925  $  --
                              ====   ========   =======  =====
                Fiscal 2000:
                   Federal..  $ --   $    634   $  (627) $   7
                   State....    --        581       574     (7)
                              ----   --------   -------  -----
                              $ --   $     53   $   (53) $  --
                              ====   ========   =======  =====
                Fiscal 1999:
                   Federal..  $ --   $ (8,893)  $ 8,530  $(363)
                   State....    --     (2,124)    2,487    363
                              ----   --------   -------  -----
                              $ --   $(11,017)  $11,017  $  --
                              ====   ========   =======  =====

   Income tax benefit differs from the amounts computed by applying the Federal income tax rate of 34% to loss before income tax benefit as a result of the following:

                                                              Fiscal  Fiscal  Fiscal
                                                               2001    2000    1999
                                                              ------  ------  ------
Computed "expected" income tax benefit....................... (34.0)% (34.0)% (34.0)%
Increase (decrease) in income taxes resulting from:
   Increase (decrease) in valuation allowance................  16.7    (0.6)   38.5
   State net operating loss carrybacks and carryforwards.....  (2.3)   (4.6)   (5.6)
   State and local income taxes, net of Federal income taxes.  (2.6)   (0.7)    1.1
   Reorganization costs, net.................................  21.9    39.2      --
   Other, net................................................   0.3     0.7      --
                                                              -----   -----   -----
Income tax benefit...........................................   --  %   --  %   --  %
                                                              =====   =====   =====

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

   Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     February 2, February 3,
                                                        2002        2001
                                                     ----------- -----------
    Deferred tax assets related to:
       Alternative minimum tax credit carryforward..  $    564    $    564
       Deferred rent liabilities....................     1,064       1,138
       Accrued expenses.............................     1,853       1,809
       Merchandise inventories......................       446         703
       Net operating loss carryforwards.............    20,226      20,498
                                                      --------    --------
              Total deferred tax assets.............    24,153      24,712
       Valuation allowance..........................   (23,205)    (22,280)
                                                      --------    --------
           Net deferred tax assets..................       948       2,432
    Deferred tax liabilities related to fixed assets       948       2,432
                                                      --------    --------
           Net deferred tax asset...................  $     --    $     --
                                                      ========    ========

   In assessing the realization of deferred tax assets, management considers the likelihood that those assets will be realized through future taxable income. Because the realization of the deferred tax assets may be limited by events involving the Chapter 11 Cases or other events related to the ownership of the Company, the Company has recorded a valuation allowance related to the net deferred tax assets at February 2, 2002 and February 3, 2001.

   At February 2, 2002, the Company had net operating loss ("NOL") carryforwards for Federal tax purposes of $50,795 which expire beginning in 2017. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

(9)  Employee Benefit Plans

  1989 Incentive Stock Option Plan

   A stock option plan was approved by the stockholders of the Company in July 1989 to provide additional incentives and opportunities through stock ownership to employees, outside directors and consultants of the Company. Under the plan, incentive stock options may be granted for the purchase of the Company's common stock at an exercise price not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but can not be more than ten years from the date of grant. Options are exercisable in accordance with the plan and generally vest at the rate of 20% to 25% per year from the date of grant. There have been no Incentive Stock Options granted subsequent to the bankruptcy filing on March 23, 1999. Pursuant to the terms of the Plan, all options will be cancelled upon the Effective Date of the Plan. In lieu thereof, the Plan provides for the board of directors of the reorganized Company to adopt a New Employee Stock Option Plan.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

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

   There have been no Outside Director Stock Options granted subsequent to the bankruptcy filing on March 23, 1999. Pursuant to the terms of the Plan, all options issued under the 1997 Outside Director Stock Option Plan will be cancelled upon the effective date of the Plan. The board of directors of the reorganized Company may consider implementing a new outside director stock option plan.

   Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net loss would not have been materially different.

   The number of stock options outstanding at the end of fiscal 2001, 2000 and 1999 were 386,340, 407,545 and 540,664, respectively. Stock options exercisable at the end of the same fiscal years were 379,590, 378,795 and 438,639, respectively. Additionally, the range of exercise prices for options outstanding at February 2, 2002 and at February 3, 2001 was $9.00 to $1.63.

  Incentive Savings Plan

   The Incentive Savings Plan (the "ISP Plan") is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service. The Company makes a discretionary matching contribution to the ISP Plan at the rate of 33% of the first 6% of the participant's contribution. For fiscal 2001, 2000 and 1999, the Company's discretionary matching contributions to the ISP Plan were $235, $199 and $193, respectively. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if it has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

  Employee Stock Purchase Plan

   In December 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP Plan") to provide eligible employees the opportunity to purchase shares of its common stock. Employees may purchase shares, through payroll deductions, up to 10% of the employee's compensation, not to exceed $5 per offering period, at a price per share equal to 90% of the fair market value of the common stock as of the last day of any offering. There were no withholdings from employees for purchases under the ESPP Plan in fiscal 2001, 2000 and 1999.

(10)  Fair Value of Financial Instruments

   The Company's financial instruments at February 2, 2002 and February 3, 2001 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument. Such fair values are subject to possible adjustment in conjunction with the bankruptcy proceedings discussed in Note 1.

                   FACTORY CARD OUTLET CORP. AND SUBSIDIARY

(11)  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002 and such adoption is not expected to have a material impact on the financial condition or results of operations of the Company.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 for the first quarter of fiscal 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of those obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practical for management to estimate the impact of adopting this Statement at the date of this report.

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

(12)  Subsequent Event

   On April 8, 2002, the Company has entered into a $40,000 secured financing facility with Wells Fargo Retail Finance, LLC, which will become effective concurrent with the Plan.

(13)  Quarterly Financial Information (unaudited)

   Following is a summary of unaudited quarterly information:

                                                    First   Second   Third   Fourth
                                                   Quarter  Quarter Quarter  Quarter
                                                   -------  ------- -------  -------
Fiscal 2001:
   Total sales.................................... $56,235  $57,013 $51,480  $63,215
   Gross profit...................................  25,821   27,590  23,784   28,886
   Income (loss) before reorganization items......    (956)   2,390  (1,420)   1,108
   Net income (loss)..............................  (2,360)   1,172  (3,131)  (1,212)
   Net income (loss) per share--basic and diluted.   (0.31)    0.16   (0.42)   (0.17)

                                                    First   Second   Third   Fourth
                                                   Quarter  Quarter Quarter  Quarter
                                                   -------  ------- -------  -------
Fiscal 2000:
   Total sales.................................... $54,442  $59,426 $50,778  $61,476
   Gross profit...................................  25,480   28,815  22,904   26,634
   Income (loss) before reorganization Items......    (727)   1,666  (2,625)     985
   Net income (loss)..............................  (2,738)     303  (5,488)    (776)
   Net income (loss) per share--basic and diluted.   (0.36)    0.04   (0.73)   (0.11)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Factory Card Outlet Corp.:

   Under date of March 22, 2002, except as to note 12, which is as of April 8, 2002, we reported on the consolidated balance sheets of Factory Card Outlet Corp. and subsidiary as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG LLP

Chicago, Illinois
March 22, 2002

                                                                     Schedule I

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                                BALANCE SHEETS
               (Dollar amounts in thousands, except share data)

                                                                                February 2, February 3,
                                                                                   2002        2001
                                                                                ----------- -----------
                                    ASSETS
Current assets:
   Due from subsidiary.........................................................  $ 12,179    $ 12,179
   Note receivable--subsidiary.................................................    61,913      54,379
                                                                                 --------    --------
       Total current assets....................................................    74,092      66,558
Investment in subsidiary.......................................................   (93,025)    (79,960)
                                                                                 --------    --------
       Total assets............................................................  $(18,933)   $(13,402)
                                                                                 ========    ========

                             STOCKHOLDERS' DEFICIT
Common stock--$.01 par value. Voting class--authorized 15,000,000 shares;
  7,503,098 shares issued and outstanding. Non-voting class--authorized 205,000
  shares, no shares issued or outstanding......................................        75          75
Additional paid-in capital.....................................................    52,021      52,021
Accumulated deficit............................................................   (71,029)    (65,498)
                                                                                 --------    --------
       Total stockholders' deficit.............................................  $(18,933)   $(13,402)
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

                                                                     Schedule I

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                            Fiscal year Fiscal year Fiscal year
                                               ended       ended       ended
                                            February 2, February 3, January 29,
                                               2002        2001        2000
                                            ----------- ----------- -----------
Royalty income.............................  $  3,420    $  3,392    $  3,265
Interest income--subsidiary note receivable     5,571       4,887       4,277
Equity in net loss of subsidiary...........   (13,065)    (15,430)    (34,787)
Operating expenses.........................     1,457       1,548       1,636
                                             --------    --------    --------
   Net loss................................  $ (5,531)   $ (8,699)   $(28,881)
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

                                                                     Schedule I

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

         CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.

                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                        Fiscal year Fiscal year Fiscal year
                                                                           ended       ended       ended
                                                                        February 2, February 3, January 29,
                                                                           2002        2001        2001
                                                                        ----------- ----------- -----------
Cash flows from operating activities:
   Net loss............................................................   $(5,531)    $(8,699)   $(28,881)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Equity in net loss of subsidiary................................    13,065      15,430      34,787
       Decrease in due from subsidiary.................................        --          --       1,537
                                                                          -------     -------    --------
   Net cash provided by operating activities...........................     7,534       6,731       7,443
                                                                          -------     -------    --------
Cash used in investing activities:
   Increase in note receivable from subsidiary.........................    (7,534)     (6,731)     (7,460)
                                                                          -------     -------    --------
Net decrease in cash...................................................        --          --         (17)
Cash at beginning of year..............................................        --          --          17
                                                                          -------     -------    --------
Cash at end of year....................................................   $    --     $    --    $     --
                                                                          =======     =======    ========


          See accompanying notes to condensed financial information.

                           FACTORY CARD OUTLET CORP.
                                AND SUBSIDIARY

     NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD OUTLET CORP.
                         (Dollar amounts in thousands)

(1)  Basis of Accounting

   The Condensed Financial Information of Factory Card Outlet Corp. ("the Company") has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto as of February 2, 2002 and February 3, 2001 and for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. The Condensed Financial Information of the Company has been prepared on an unconsolidated basis. The Company's investment in and amounts due from its subsidiary are recorded on the equity basis.

(2)  Chapter 11 Filing

   On March 23, 1999, the Company and its subsidiary, Factory Card Outlet of America, Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Code. The Company filed its plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002. The Company is currently operating its business and managing its properties as a debtor in possession pursuant to the Bankruptcy Code. See Note 1 to the Notes to Consolidated Financial Statements.

(3)  Guarantees

   The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

(4)  Notes Receivable--Subsidiary

   During fiscal 1997, the subsidiary issued a note to the Company. Interest is accrued quarterly based on the prime lending rate plus two percent per year (6.75% at February 2, 2002). The note and any accrued interest is due and payable on demand. Pursuant to the Plan, the current assets Note Receivable--Subsidiary of $61,913 and Due From Subsidiary of $12,179 shall be contributed to capital under the reorganized Company.

(5)  Royalty and Licensing Agreement

   In June 1997, the Company entered into a Royalty and Licensing Agreement ("Agreement") with its subsidiary. This Agreement grants its subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations.