Form 10-Q
period 2002-05-04
FACTORY CARD OUTLET CORP
filed 2002-06-18
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 4, 2002

                          Commission File Number: 21859

                        FACTORY CARD & PARTY OUTLET CORP.
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

                            Factory Card Outlet Corp.
                            -------------------------
                                  (Former Name)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No


The number of shares of the Registrant's Common Stock outstanding as of June 7, 2002 was 1,512,459.

                        Factory Card & Party Outlet Corp.

                                    Form 10-Q

                        For the Quarter Ended May 4, 2002
                                      Index

                                                                                                            Page
            Cautionary Statement Regarding Forward-Looking Statements                                        2

Part I      Financial Information

Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets - as of May 4, 2002 (Unaudited)                            3
              (Successor Company) and as of February 2, 2002 (Predecessor
              Company)

            Condensed Consolidated Statements of Operations (Unaudited) - one month ended May 4, 2002        4
            (Successor Company), two months ended April 6, 2002 and three months ended
              May 5, 2001 (Predecessor Company)

            Condensed Consolidated Statements of Cash Flows (Unaudited) - one month ended May 4, 2002        5
              (Successor Company), two months ended April 6, 2002 and three months ended
              May 5, 2001 (Predecessor Company)

            Notes to Consolidated Financial Statements - (Unaudited)                                       6-13

Item 2      Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                                   14-18

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                      18

Part II     Other Information
              Item 1.  Legal Proceedings                                                                    18
              Item 2.  Changes in Securities and Use of Proceeds                                            18
              Item 3.  Defaults Upon Senior Securities                                                      18
              Item 4.  Submission of Matters to a Vote of Security Holders                                  18
              Item 5.  Other Information                                                                    18
              Item 6.  Exhibits and Reports on Form 8-K                                                     19
              Exhibit Index                                                                                 19
              Signatures                                                                                    20

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used herein, unless the context otherwise requires, the "Company," "we," "our" or "us" refers to Factory Card & Party Outlet Corp. and its subsidiaries.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to, certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

     .   ability to meet sales plans;
     .   weather and economic conditions;
     .   dependence on key personnel;
     .   competition;
     .   ability to anticipate merchandise trends and consumer demand;
     .   ability to maintain relationships with suppliers;
     .   successful implementation of information systems;
     .   successful handling of merchandise logistics;
     .   inventory shrinkage;
     .   ability to meet future capital needs;
     .   seasonality of business;
     .   governmental regulations; and
     .   other factors both referenced and not referenced in this Form 10-Q.

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                           Successor       Predecessor
                                                                            Company          Company
                                                                        ----------------- ---------------
                                                                             May 4,        February 2,
                                                                              2002             2002
                                                                        ----------------- ---------------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash                                                                 $            191  $           182
   Merchandise inventories                                                        50,242           59,496
   Prepaid expenses and other                                                      2,846            2,949
                                                                        ----------------- ----------------
       Total current assets                                                       53,279           62,627

Fixed assets, net                                                                  5,916           18,414
Other assets                                                                         353              258
                                                                        ----------------- ----------------

       Total assets                                                     $         59,548  $        81,299
                                                                        ================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Debt                                                               $         23,273  $             -
     Debtor-in-possession financing                                                    -           27,260
     Accounts payable                                                              8,873            8,071
     Accrued expenses                                                              9,950            9,698
     Current portion of long term debt and capital lease obligations                 455              305
                                                                        ----------------- ----------------
       Total current liabilities                                                  42,551           45,334
                                                                        ----------------- ----------------

Long term debt and capital lease obligations                                       6,145              338
Deferred rent liabilities                                                            161                -
Liabilities subject to compromise                                                      -           54,560
                                                                        ----------------- ----------------

       Total liabilities                                                          48,857          100,232

       Stockholders' equity (deficit)                                             10,691          (18,933)
                                                                        ----------------- ----------------

       Total liabilities and stockholders' equity (deficit)             $         59,548  $        81,299
                                                                        ================= ================

See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)

                                                        Successor         Predecessor      Predecessor
                                                         Company            Company          Company
                                                    ----------------    --------------    --------------
                                                       One Month          Two Months        Three Months
                                                      Ended May 4,       Ended April 6,     Ended May 5,
                                                           2002              2002               2001
                                                    ----------------    --------------    --------------
                                                       (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                           $         18,187    $       40,837    $       56,235
Cost of sales                                                 11,597            26,991            37,542
                                                    ----------------    --------------    --------------
   Gross profit                                                6,590            13,846            18,693
Selling, general and administrative expenses                   5,697            12,212            17,073
Depreciation                                                     100             1,030             1,752
Reorganization items                                               -           (28,383)            1,404
Interest expense                                                 154               374               824
                                                    ----------------    --------------    --------------
  Income (loss) before income tax (benefit)                      639            28,613            (2,360)
Income tax expense (benefit)                                     249              (360)                -
                                                    ----------------    --------------    --------------
  Net income (loss)                                 $            390    $       28,973    $       (2,360)
                                                    ----------------    --------------    --------------

   Net income per share - basic & diluted           $           0.26
                                                    ================

Weighted average shares outstanding -
   Basic & diluted                                         1,499,559
                                                    ================

See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                Successor           Predecessor            Predecessor
                                                                 Company              Company                Company
                                                             ----------------     -----------------      -----------------
                                                               For the One          For the Two            For the Three
                                                               Month Ended          Months Ended           Months Ended
                                                               May 4, 2002          April 6, 2002          May 5, 2001
                                                             ----------------     -----------------      -----------------
                                                               (Unaudited)          (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                             $    390              $ 28,973              $ (2,360)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Plan of reorganization and fresh-start adjustments              -               (31,441)                    -
       Depreciation and amortization of fixed assets                 100                 1,030                 1,752
       Amortization of deferred bank costs                             6                    26                   171
       Amortization of deferred compensation                          12                     -                     -
       Non cash portion of reorganization items                        -                 1,275                   519
       Utilization of pre-confirmation net operating
            losses                                                   249                     -                     -
       Changes in assets and liabilities:
             Merchandise inventories                               1,349                 2,212                 2,573
             Prepaid expenses and other assets                     2,575                (2,594)                  164
             Accounts payable                                     (2,489)                3,336                  (464)
             Accrued expenses                                     (2,688)                2,020                   364
             Deferred rent obligation                                161                     -                     -
                                                                --------              --------              --------
Net cash provided by (used in) operating activities                 (335)                4,837                 2,719
                                                                --------              --------              --------
Net cash used in investing activities - purchase of
    fixed assets, net                                               (176)                 (257)                 (265)
                                                                --------              --------              --------
Cash flow provided by (used in) financing activities:
   Borrowings                                                     18,664                38,381                56,177
   Repayment of debt                                             (18,134)              (42,898)              (58,319)
   Payment of capital lease obligations                              (44)                  (56)                  (36)
   Increase in long term debt                                         27                     -                     -
                                                                --------              --------              --------
Net cash provided by (used in) financing activities                  513                (4,573)               (2,178)
                                                                --------              --------              --------
Net increase in cash                                                   2                     7                   276
Cash at beginning of period                                          189                   182                   281
                                                                --------              --------              --------
Cash at end of period                                           $    191              $    189              $    557
                                                                --------              --------              --------

Supplemental Cash Flow Information:
   Interest paid                                                $    129              $    334              $    644
Supplemental Non cash Information:
   Stock issued (successor company)                                    -               (10,040)                    -
   Fair value adjustments                                              -                10,406                     -
   Stock retired (predecessor company) and debt
         discharge                                                     -               (32,371)                    -
   Deferred compensation                                               -                   564                     -
  Capital lease obligations                                            -                    56                     -

See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

(1)  Chapter 11 Proceedings and Reorganization

     On March 23, 1999 (the "petition date"), Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") under case numbers 99-685(JCA) and 99-686(JCA) (the "Chapter 11 Cases"). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11.

     Certain of the principal provisions of the Plan of Reorganization are as follows:

          . The Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $.01 per share. The Company's amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

          . The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 74,553 shares of the Company's new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

          . The Company issued 1,350,006 shares of the new Common Stock to holders of unsecured claims against the Company, or "General Unsecured Creditors."

               The Company issued 75,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of the Company's new Common Stock at a purchase price of $7.52 per share. As of June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

          . The Company issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The Series C Warrants are exercisable anytime prior to April 9, 2010 at a price of $16.00 per share. The Series D Warrants are exercisable anytime prior to April 9, 2010 at a price of $34.00 per share.

          . The Company adopted an employee stock option plan, the 2002 Stock Option Plan, to provide the Company's eligible employees with the opportunity to purchase an aggregate

               166,667 shares of the Company's new Common Stock.

          . The Company agreed to pay $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments, which obligation is secured by a subordinated lien on certain of the Company's property.

          . The Company converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the "Trade Conversion Notes") to seven trade vendors and suppliers (the "Trade Participants"). The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan's effective date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by the Company.

          . The Company entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide the Company with payment terms, including extended payment terms and seasonal advances.

(2)  Business and Basis of Presentation

     The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of June 7, 2002, the Company operated 172 stores in 20 states.

     The consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended February 2, 2002 included in the Company's Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

     Fresh Start Accounting

     Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value of $42,500 is less than its post petition liabilities and allowed claims, as shown below:

          Post petition current liabilities                          $   47,612
          Liabilities deferred pursuant to plan of reorganization        54,056
                                                                     -----------
            Total post petition liabilities and allowed claims          101,668
          Reorganization value                                          (42,500)
                                                                     -----------
          Excess of liabilities over reorganization value            $   59,168
                                                                     ===========

     As a result of fresh-start reporting, the Company reflected the distributions under the Plan of Reorganization in its balance sheet as of April 6, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all consolidated financial statements for any period prior to April 6, 2002 are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

     Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations", for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. The reorganized enterprise value of the Company on the effective date was established at $42,500 based upon a calculation of discounted cash flows under the Company's financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on the Company's pre-confirmation consolidated balance sheet are as follows:

                                                   Predecessor          Plan of             Fresh Start          Successor
                                                  April 6, 2002     Reorganization          Adjustments        April 6, 2002
                                                  -------------     --------------          -----------     ----------------
ASSETS
Current assets:
   Cash                                             $       189        $                    $                  $         189
   Merchandise inventories                               56,987                                  (5,396)i             51,591
   Prepaid expenses and other                             5,251                                                        5,251
                                                    -----------        -----------          --------------------------------
       Total current assets                              62,427                                  (5,396)              57,031

Fixed assets, net                                        17,600                                 (11,760)a              5,840
Other assets                                                240                200 b                                     440
                                                    -----------        -----------          --------------------------------

       Total assets                                 $    80,267        $       200          $   (17,156)       $      63,311
                                                    ===========        ===========          ===========        =============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
   Debt                                             $                  $    22,743 c        $                  $      22,743
   Debtor-in- possession financing                       22,543            (22,543)c
   Accounts payable                                      11,407             (3,130)d                                   8,277
   Accrued expenses                                      12,534                                                       12,534
   Liabilities subject to settlement                                         3,085 e                                   3,085
                                                    -----------        -----------          --------------------------------
        Total current liabilities                        46,484                155                                    46,639
                                                    -----------        -----------          --------------------------------

Long term notes payable and capital leases                1,128              5,504 d,h                                 6,632
Liabilities subject to compromise                        54,056            (47,306)f             (6,750)f
                                                    -----------        -----------          --------------------------------

        Total liabilities                               101,668            (41,647)              (6,750)              53,271

         Stockholders' equity (deficit)                 (21,401)            41,847 g            (10,406)g             10,040
                                                    -----------        -----------          --------------------------------

      Total liabilities & stockholders' equity
           (deficit)                                $    80,267        $       200          $   (17,156)       $      63,311
                                                    ===========        ===========          ===========        =============

     (a)  To reduce the excess of book value over enterprise value.
     (b) To record $200 of deferred bank costs related to exit financing with Well Fargo Retail Finance LLP.
     (c) Borrowings under new credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.
     (d) To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.
     (e) To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts are to be paid within 60 days of the Effective Date.
     (f) To record elimination of pre-petition liabilities subject to compromise.
     (g) To write-off old equity upon emergence from chapter 11 and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.
     (h)  To record at fair value the $2,600 creditor agreement.
     (i) To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

     Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the one month ended May 4, 2002, the 2 months ended April 6, 2002 and the three fiscal month period ended May 5, 2001 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

     Change in Accounting Principle

     Prior to its emergence from bankruptcy, the Company capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, the Company discontinued this practice, recording all of the aforementioned costs in Cost of Sales. Going forward, the Company does not anticipate that the change will have a significant impact on periodic earnings.

     New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company has adopted the provision of SFAS No. 143 and it did not have a material impact of the Company's consolidated financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to fiscal 2002. In conjunction with fresh-start reporting, the Company recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value.
     Because of this fresh-start adjustment, the Company does not have an impairment value issue as it relates to SFAS No. 144.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Specifically, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and amendment of APB Opinion No. 30" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers, and amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30", because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. The Company is required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on the Company is that the net gain associated with the plan of reorganization and fresh-start adjustments are reported as a component of operations.


(3)  Long Tern Debt and Capital Lease Obligations

     Pursuant to the Plan of Reorganization, the Company converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, the Company recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors. Management intends to pay down the trade conversion note within three years of the Effecitve Date.

     The following table summarizes the components of Short and Long Term Debt and Capital Lease Obligations at May 4, 2002.

                                                              May 4, 2002
                                                             --------------
     Trade conversion note                                   $       3,130
     Discounted value of extended creditor payment                   2,386
     Financing agreements                                              896
     Capital leases                                                    188
                                                             --------------
       Total                                                 $       6,600
                                                             --------------


(4)  Debt

     On the Effective date, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR"). The interest rate on the Company's borrowings was 5.25% at May 4, 2002. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.


(5)  Stockholders' Equity

     The Company has 10,000,000 shares of authorized common stock, par value $0.01 per share, 1,499,559 of which were deemed issued and outstanding for accounting purposes at May 4, 2002. A total of 1,350,006 shares were distributed on May 29, 2002 in the initial distribution of stock to creditors and the remaining 149,553 shares were distributed on April 9, 2002 (74,553 to former equity interests and 75,000 to certain members of management which vest over a 4 year period).

     As provided in the Plan of Reorganization, the Company adopted a stock option plan, which authorized the grant of up to 166,667 stock options to employees of the Company - 132,400 options were granted with an exercise price of $7.52.

     The Company also issued four series of new Warrants, Series A through D, to tendering holders of thecanceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The 38,346 shares of Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The 46,256 shares of Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The 38,346 shares of Series C Warrants are exercisable anytime prior to April 9, 2010 at a price of $16.00 per share. The 30,519 shares of Series D Warrants are exercisable anytime prior to April 9, 2010 at a price of $34.00 per share.

     Warrants were issued to management to purchase an aggregate 31,000 shares of the Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

     As provided in the Plan of Reorganization, the Company entered into a Trade Conversion Agreement with certain trade creditors to convert $3,130 of Accounts payable into long term Trade Conversion Notes. Per the agreement, these notes will be payable on the fourth anniversary of the Effective Date and contain a conversion feature into common stock between the third and fourth anniversary of the Effective Date. Management intends to pay down principal in full prior to the third anniversary of the Effective Date.

     On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 150,000 common stock options to non-employee members of the Board of Directors - 70,000 were granted with an exercise price of $7.52.

     A separate Statement of Shareholders' Equity is not required to be presented for interim periods. However, comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" adjustments.

     For purposes of the calculation of basic and diluted earnings per share, 1,499,559 shares of common stock were deemed to be issued and outstanding as of May 4, 2002. Additionally, the above-mentioned stock options, warrants and convertible notes did not meet the criteria for inclusion in the diluted earnings per share calculation and thus were excluded. Per share and share information for the Predecessor Company for all periods presented in the Condensed Consolidated Statement of Operations have been omitted as such information is not deemed to be meaningful.


(6)  Reorganization Items

     Reorganization costs consisted of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization and employee retention bonuses. In addition, Reorganization Items include the write-off of old equity upon emergence from chapter 11 and the elimination of pre-petition obligations during the two-month period ended April 6, 2002. The components of Reorganization Items are as follows:


                                                               Predecessor        Predecessor
                                                                 Company            Company
                                                              --------------     --------------
                                                                Two Months        Three Months
                                                               ended April 6,     ended May 5,
                                                                    2002              2001
                                                              ---------------    --------------
     Professional fees                                        $        1,379     $          822
     Severance/retention bonus                                         1,026                519
     Closed store expense                                                311                 43
     Fresh start adjustments                                          10,406                  -
     Plan of reorganization - primarily related to debt
           forgiveness                                               (41,847)                 -
     Other                                                               342                 20
                                                              ---------------    --------------
        Total                                                 $      (28,383)    $        1,404
                                                              ---------------    --------------


(7)  Income Taxes

     Income tax expense of $249 for the one month ended May 4, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002.

     The results of operations prior to emergence have produced significant net operating losses. The Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at May 4, 2002. The reserve is necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS (Dollar amounts in thousands)


         The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap other special occasion merchandise at everyday value prices. As of June 7, 2002, the Company operated 172 stores in 20 states.

         On March 23, 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code under case numbers 99-685(JCA) and 99-686(JCA). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. See footnote (1) to the Notes to the Consolidated Financial Statements for a summary of the principal provisions of the Plan of Reorganization.

         Fresh-start Reporting; Factors Affecting Comparability of Financial Information

         Effective April 9, 2002, the Company emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre confirmation periods. However, for purposes of this discussion, the one month period ended May 4, 2002 (Successor Company) has been combined with the two month period ended April 6, 20002 (Predecessor Company) and then compared to the three months ended May 5, 2001. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

         The lack of comparability in the accompanying unaudited consolidated financial statements is most apparent in the Company's capital costs (lease, interest, depreciation and amortization), as well income taxes, debt restructuring and reorganization costs.

Results of Operations

         The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management's discussion and analysis.

                                                                   Two fiscal
                                                   One fiscal        months
                                                   month ended       ended            Three fiscal months ended
                                                  --------------  --------------   -------------------------------
                                                                     April 6,         May 4,            May 5,
                                                   May 4, 2002         2002            2002              2001
                                                  --------------  --------------   ------------     --------------
Net sales                                                 100.0%          100.0%         100.0%             100.0%
Cost of sales                                              63.8            66.1           65.4               66.8
                                                  --------------  --------------   ------------     --------------
   Gross profit                                            36.2            33.9           34.6               33.2
Selling, general and administrative expenses               31.3            29.9           30.3               30.4
Depreciation                                                0.5             2.5            1.9                3.1
Reorganization items                                          -           (69.5)         (48.1)               2.5
Interest expense                                            0.8             0.9            0.9                1.5
                                                  --------------  --------------   ------------     --------------
   Income (loss) before income tax (benefit)                3.6            70.1           49.6               (4.3)
Income tax expense (benefit)                                1.4            (0.9)          (0.2)                 -
                                                 ---------------  --------------   ------------     --------------
Net income (loss)                                           2.2%           71.0%          49.8%              (4.3)%
                                                 ===============  ==============   ============     ==============
Number of stores open at end of period                      172             172            172                175

Three Fiscal Months Ended May 4, 2002 (Fiscal 2002) and May 5, 2001 (Fiscal
2001)

         Net Sales. Net sales increased $2,789 or 5.0%, to $59,024 for the three fiscal month period ended May 4, 2002 from $56,235 for the three fiscal month period ended May 5, 2001. Comparable store sales increased $3,450 or 6.2%. The fluctuation can be attributable to increases in the basic party and gift categories. No new stores were opened in fiscal 2002 or fiscal 2001 and a closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes distribution and occupancy costs. Gross profit increased $1,743 or 9.3%, to $20,436 for the three fiscal month period ended May 4, 2002 from $18,693 for the three fiscal month period ended May 5, 2001. As a percentage of net sales, gross profit was 34.6% for the three fiscal month period ended May 4, 2002 compared to 33.2% in the same period in the prior year. The higher gross profit percentage resulted from a reduction in occupancy cost and from improved shrink experience, partially offset by higher distribution costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $836 or 4.9%, to $17,909 for the three fiscal month period ended May 4, 2002 from $17,073 for the three fiscal month period ended May 5, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 30.3% in the three fiscal month period ended May 4, 2002 from 30.4% in the three fiscal month period ended May 5, 2001.

         Depreciation expense. Depreciation expense was $1,130 in the three fiscal month period ended May 4, 2002 compared to $1,752 in the three fiscal period ended May 5, 2001. This decrease can be attributed to the fresh-start adjustment of $11,760 whereby the Company adjusted for the excess of book value over enterprise value.

         Interest Expense. Interest expense was $528 in the three fiscal month period ended May 4, 2002 compared to $824 in the three fiscal month period ended May 5, 2001. This decrease can be attributed to lower effective interest rates and a decrease in amortization of deferred bank costs.

         Reorganization Items, net. Reorganization items decreased $29,787 for the three fiscal month period ended May 4, 2002 from $1,404 for the three fiscal month period ended May 5, 2001. The decrease can be attributed primarily to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of Reorganization and fresh-start adjustments. The major components of Reorganization Items are as follows:

                                                                       Predecessor             Predecessor
                                                                         Company                 Company
                                                                    -------------------    --------------------
                                                                     Two Months ended      Three Months ended
                                                                         April 6,                May 5,
                                                                           2002                   2001
                                                                    -------------------    --------------------
              Professional fees                                   $              1,379   $                 822
              Severance/retention bonus                                          1,026                     519
              Closed store expense                                                 311                      43
              Fresh start adjustments                                           10,406                       -
              Plan of reorganization - primarily related to debt
                  forgiveness                                                  (41,847)                      -
              Other                                                                342                      20
                                                                    -------------------    --------------------
                  Total                                           $            (28,383)  $               1,404
                                                                    -------------------    --------------------


Income Taxes.

         Income tax expense of $249 for the one month ended May 4, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002.

         The results of operations prior to emergence have produced significant net operating losses. The Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at May 4, 2002 and May 5, 2001. The reserve was necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income.

Liquidity and Capital Resources

         The Company's uses of capital for the remainder of fiscal 2002 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, new store openings and interest payments on outstanding borrowings.

         On April 9, 2002, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR"). The interest rate on the Company's borrowings was 5.25% at May 4, 2002. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets.

         The New Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness.

         Pursuant to the Plan of Reorganization, the Company converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, the Company recorded at fair value the $2,600 extended creditor payment payable to the general unsecured creditors. Management intends to pay down the trade conversion note within three years of the Effective Date.

         As of May 4, 2002, the Company had $23,273 borrowings outstanding under the Loan Agreement and had utilized approximately $697 under the New Loan Agreement to issue letters of credit. Additionally, the Company has recorded a $1,088 liability that relates to amounts still to be paid pursuant to the Plan of Reorganization.

The following table sets forth certain consolidated statements of cash flows:

                                         Fiscal Year        Fiscal Year        Fiscal Year          Fiscal Year
                                         2002 - Post          2002 -             2002 -               2001 -
                                          Successor         Predecessor         Combined            Predecessor
                                           Company            Company            Results              Company
                                        --------------     --------------    ----------------     ----------------
                                          One month         Two months        Three months         Three months
                                        ended May 4,        ended April       ended May 4,         ended May 5,
                                            2002              6, 2002             2002                 2001
                                        --------------     --------------    ----------------     ----------------
Cash provided by (used for)
  Operating Activities ..............  $        (335)     $        4,837    $          4,502     $          2,719
                                        --------------     --------------    ----------------     ----------------
Cash (used for) Investing
 Activities .........................  $        (176)     $         (257)    $          (433)     $          (265)
                                        --------------     --------------    ----------------     ----------------
Cash provided by (used for)
Financing Activities ................  $         513      $       (4,573)    $        (4,060)     $        (2,178)
                                        --------------     --------------    ----------------     ----------------

         At May 4, 2002 the Company's working capital was $10,728. Net cash provided by operating activities for the three fiscal month period ended May 4, 2002 was $4,502 compared to $2,719 of net cash provided by operating activities during the three fiscal month period ended May 5, 2001.

         Net cash used in investing activities during the three fiscal month period ended May 4, 2002 and May 5, 2001 was $433 and $265, respectively. Net cash used in investing activities was primarily for capital expenditures for computer equipment, store remodeling and warehouse equipment for the distribution center.

         Net cash used in financing activities during the three fiscal month period ended May 4, 2002 was $4,060 compared to $2,178 of net cash used in financing activities during the three fiscal months ended May 5, 2001. Amounts are attributable to the level of borrowings and repayments.

         The Company does not intend to pay cash dividends in the foreseeable future and under its current Loan Agreement is restricted from paying dividends on its capital stock.

        The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. Based upon current level of operations and anticipated growth, the Company believes that future cash flow from operations, together with available borrowings under the New Loan Agreement, will be adequate to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service the Company's debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

Seasonality

        The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company historically experienced higher sales during the second and fourth quarters due to increased demand by customers for the Company's products attributable to special occasions and holiday seasons during these periods.


ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is subject to market risks from changes in interest rates. As of May 4, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based on the prime rate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company from time to time is involved in routine litigation incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits

        Exhibit 3.1 (1) Certificate on Incorporation of Factory Card & Party Outlet Corp.

        Exhibit 3.2 (1) Bylaws of Factory Card & Party Outlet Corp.

        Exhibit 4.1 (1) Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

        Exhibit 4.2 (1) Form of New Management Warrant, dated April 9, 2002.

        Exhibit 4.3 (1) Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

        Exhibit 4.4 (1) Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

        Exhibit 4.5 (1) Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

        Exhibit 4.6 (1) Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America. Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editioins Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

        Exhibit 10.1 (1) Loan and Security Agreement, dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

        Exhibit 10.2 (1) Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

        Exhibit 10.3 (1) Form of Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

        Exhibit 10.4 (1) Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd and Maryland Plastics.

        Exhibit 10.5 (1) Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

        Exhibit 10.6 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and James D. Constantine.

        Exhibit 10.7 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Timothy F. Gower.

        Exhibit 10.8 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Gary W. Rada.

        Exhibit 10.9 Form of Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

        Exhibit 10.10 First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

       Exhibit 10.11 Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

       Notes

(1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23,2002

       (b) Reports on 8-K

           Company's current Report on Form 8-K filed on February 7, 2002 - Factory Card Outlet announced the United States Bankruptcy Court for the District of Delaware had approved its disclosure statement relating to its amended plan of reorganization that it filed on February 5, 2002.

           Company's current Report on Form 8-K filed on March 25, 2002 - Factory Card Outlet announced the United States Bankruptcy Court for the District of Delaware had signed an order confirming the amended plan of reorganization.

           Company's current Report on Form 8-K filed on April 23, 2002 - Factory Card Outlet announced the amended plan of reorganization became effective.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FACTORY CARD & PARTY OUTLET CORP.

Dated: June 17, 2002       By: /s/ Gary W. Rada
                               ----------------
                                    Gary W. Rada
                                    President and Chief Operating Officer

Dated: June 17, 2002       By: /s/ James D. Constantine
                               -------------------------
                                    James D. Constantine
                                    Executive Vice President and Chief Financial
                                            and Administrative Officer
                                    [Principal Accounting Officer]