Form 10-Q
period 2002-08-03
FACTORY CARD OUTLET CORP
filed 2002-09-16
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended August 3, 2002

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of September 12, 2002 was 1,512,448.

                        Factory Card & Party Outlet Corp.

                                    Form 10-Q

                      For the Quarter Ended August 3, 2002
                                      Index

                                                                                                     Page

          Cautionary Statement Regarding Forward-Looking Statements                                   2

Part I    Financial Information

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets - as of August 3, 2002
              (Unaudited) (Successor Company) and as of February 2, 2002
              (Predecessor Company)                                                                    3

          Condensed Consolidated Statements of Operations (Unaudited) - three months ended August 3, 2002, four months ended August 3, 2002
              (Successor Company), three months ended August 4, 2001, two months ended
              April 6, 2002 and six months ended August 4, 2001 (Predecessor Company)                  4

          Condensed Consolidated Statements of Cash Flows (Unaudited) - four months ended
              August 3, 2002 (Successor Company), two months ended April 6, 2002 and
              six months ended August 4, 2001 (Predecessor Company)                                    5

          Notes to Consolidated Financial Statements - (Unaudited)                                   6-14

Item 2    Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                               15-20

Item 3    Quantitative and Qualitative Disclosures About Market Risk                                  21

Part II   Other Information

            Item 1.  Legal Proceedings                                                                21
            Item 2.  Changes in Securities and Use of Proceeds                                        21
            Item 3.  Defaults Upon Senior Securities                                                  21
            Item 4.  Submission of Matters to a Vote of Security Holders                              21
            Item 5.  Other Information                                                                21
            Item 6.  Exhibits and Reports on Form 8-K                                                21-22

            Signatures                                                                                23
            Certifications                                                                            24

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                    Successor  Predecessor
                                                                     Company     Company
                                                                   ----------- -----------
                                                                    August 3,  February 2,
                                                                      2002        2002
                                                                   ----------- -----------
         ASSETS                                                    (Unaudited)
         Current assets:
            Cash                                                    $     187   $     182
            Merchandise inventories                                    47,165      59,496
            Prepaid expenses and other                                  4,228       2,949
                                                                    ---------   ---------
                Total current assets                                   51,580      62,627

         Fixed assets, net                                              6,309      18,414
         Other assets                                                     414         258
                                                                    ---------   ---------
                Total assets                                        $  58,303   $  81,299
                                                                    =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Current liabilities:
              Debt                                                  $  17,090   $       -
              Debtor-in-possession financing                                -      27,260
              Accounts payable                                         12,401       8,071
              Accrued expenses                                          7,183       9,698
              Current portion of long term debt and capital lease
               obligations                                                431         305
                                                                    ---------   ---------
                Total current liabilities                              37,105      45,334
                                                                    ---------   ---------

         Long term debt and capital lease obligations                   6,070         338
         Deferred rent liabilities                                        726           -
         Liabilities subject to compromise                                  -      54,560
                                                                    ---------   ---------

                Total liabilities                                      43,901     100,232

                Stockholders' equity (deficit)                         14,402     (18,933)
                                                                    ---------   ---------

                Total liabilities and stockholders' equity          $  58,303   $  81,299
                                                                    =========   =========

See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                      Successor    Predecessor   Successor   Predecessor   Predecessor
                                                       Company       Company      Company      Company       Company
                                                      ----------   -----------  ----------   -----------   -----------
                                                        Three        Three        Four          Two           Six
                                                        Months       Months       Months       Months        Months
                                                        Ended        Ended        Ended        Ended         Ended
                                                       August 3,    August 4,    August 3,    April 6,      August 4,
                                                         2002         2001         2002         2002          2001
                                                      ----------   ----------   ----------   ----------    ----------
Net sales                                             $   59,733   $   57,013   $   77,920   $   40,837    $  113,249
Cost of sales                                             37,808       36,403       49,405       26,991        73,945
                                                      ----------   ----------   ----------   ----------    ----------
   Gross profit                                           21,925       20,610       28,515       13,846        39,304
Selling, general and administrative expenses              17,869       15,848       23,566       12,212        32,922
Depreciation                                                 356        1,745          456        1,030         3,497
Reorganization items                                           -        1,218            -      (28,383)        2,622
Interest expense                                             412          627          566          374         1,451
                                                      ----------   ----------   ----------   ----------    ----------
  Income (loss) before income tax expense (benefit)        3,288        1,172        3,927       28,613        (1,188)
Income tax expense (benefit)                               1,311            -        1,560         (360)            -
                                                      ----------   ----------   ----------   ----------    ----------
   Net income (loss)                                  $    1,977   $    1,172   $    2,367   $   28,973    $   (1,188)
                                                      ==========   ==========   ==========   ==========    ==========
   Net income per share - basic                       $     1.38                $     1.65
                                                      ----------                ----------
Weighted average shares outstanding - basic            1,432,486                 1,430,619
                                                      ----------                ----------
   Net income per share - diluted                     $     1.35                $     1.62
                                                      ----------                ----------
Weighted average shares outstanding - diluted          1,463,555                 1,461,688
                                                      ----------                ----------

See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                                                 Successor           Predecessor        Predecessor
                                                                                  Company              Company            Company
                                                                              ----------------    -----------------   --------------
                                                                                For the Four         For the Two        For the Six
                                                                                Months Ended         Months Ended      Months Ended
                                                                               August 3, 2002       April 6, 2002     August 4, 2001
                                                                              ----------------    -----------------   --------------
                                                                                 (Unaudited)         (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                               $   2,367           $  28,973           $  (1,188)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Plan of reorganization and fresh start adjustments                                 -             (31,441)                  -
       Depreciation and amortization of fixed assets                                    456               1,030               3,497
       Amortization of deferred bank costs                                               30                  26                 376
       Amortization of deferred compensation                                             47                   -                   -
       Non cash portion of reorganization items                                           -               1,275                 772
       Benefit of pre-confirmation net operating losses                               1,850                   -                   -
       Changes in assets and liabilities:
             Merchandise inventories                                                  4,425               2,212               2,025
             Prepaid expenses and other assets                                        1,019              (2,594)                651
             Accounts payable                                                         1,039               3,336               2,331
             Accrued expenses                                                        (5,351)              2,020              (1,315)
             Deferred rent obligation                                                   726                   -                   -
             Liabilities subject to compromise                                            -                   -                  99
                                                                                  ---------           ---------           ---------
Net cash provided by operating activities                                             6,608               4,837               7,248
                                                                                  ---------           ---------           ---------
Net cash used in investing activities - purchase of fixed assets, net                  (924)               (257)               (550)
                                                                                  ---------           ---------           ---------
Cash flow provided by (used in) financing activities:
   Borrowings                                                                        76,632              38,381             112,822
   Repayment of debt                                                                (82,285)            (42,898)           (119,524)
   Payment of capital lease obligations                                                (176)                (56)               (104)
   Increase in long term debt                                                            46                   -                   -
   Cash received from exercise of management stock warrants                              97                   -                   -
                                                                                  ---------           ---------           ---------
Net cash used in financing activities                                                (5,686)             (4,573)             (6,806)
                                                                                  ---------           ---------           ---------
Net increase (decrease) in cash                                                          (2)                  7                (108)
Cash at beginning of period                                                             189                 182                 281
                                                                                  ---------           ---------           ---------
Cash at end of period                                                             $     187           $     189           $     173
                                                                                  ---------           ---------           ---------

Supplemental Cash Flow Information:
   Interest paid                                                                  $     221           $     334           $   1,121
Supplemental non cash information:
   Stock issued (successor company)                                                       -             (10,040)                  -
   Fair value adjustments                                                                 -              10,406                   -
   Stock retired (predecessor company) and debt discharge                                 -             (32,371)                  -
   Deferred compensation                                                                517                 564                   -
   Capital lease obligations                                                              -                  56                   -

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

(1)   Chapter 11 Proceedings and Reorganization

      On March 23, 1999 (the "petition date"), Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") under case numbers 99-685(JCA) and 99-686(JCA) (the "Chapter 11 Cases"). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. Certain of the principal provisions of the Plan of Reorganization are as follows:

          . The Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. The Company's amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

          . The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 74,553 shares of the Company's new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

          . The Company issued 1,349,995 shares of the new Common Stock to holders of unsecured claims against the Company, or "General Unsecured Creditors."

          . The Company issued 75,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of the Company's new Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

          . The Company issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

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

(2)   Business and Basis of Presentation

      The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of September 12, 2002, the Company operated 171 stores in 20 states.

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

         Post petition current liabilities                           $   46,484
         Liabilities deferred pursuant to plan of reorganization         54,056
                                                                     -----------
           Total post petition liabilities and allowed claims           100,540
         Reorganization value                                           (42,500)
                                                                     -----------
         Excess of liabilities over reorganization value             $   58,040
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

                                                              Predecessor     Plan of       Fresh Start    Successor
                                                            April 6, 2002  Reorganization   Adjustments  April 6, 2002
                                                            -------------  --------------   ------------ -------------
ASSETS

Current assets:
   Cash                                                      $        189   $               $            $        189
   Merchandise inventories                                         56,987                      (5,396)i        51,591
   Prepaid expenses and other                                       5,251                                       5,251
                                                             -------------  ------------    -----------  --------------
       Total current assets                                        62,427                      (5,396)         57,031

Fixed assets, net                                                  17,600                     (11,760)a         5,840
Other assets                                                          240           200 b                         440
                                                             -------------  ------------    -----------  --------------
       Total assets                                          $     80,267   $       200     $ (17,156)   $     63,311
                                                             =============  ============    ===========  ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
     Debt                                                    $              $    22,743 c   $            $     22,743
     Debtor-in- possession financing                               22,543       (22,543)c
     Accounts payable                                              11,407        (3,130)d                       8,277
     Accrued expenses                                              12,534                                      12,534
     Liabilities subject to settlement                                            3,085 e                       3,085
                                                             -------------  ------------    -----------  --------------
       Total current liabilities                                   46,484           155                        46,639
                                                             -------------  ------------    -----------  --------------

Long term notes payable and capital leases                          1,128         5,504 d,h                     6,632
Liabilities subject to compromise                                  54,056       (47,306)f      (6,750)f
                                                             -------------  ------------    -----------  --------------
       Total liabilities                                          101,668       (41,647)       (6,750)         53,271
         Stockholders' equity(deficit)                            (21,401)       41,847 g     (10,406)g        10,040
                                                             -------------  ------------    -----------  --------------
       Total liabilities & stockholders' equity
        (deficit)                                            $     80,267   $       200     $ (17,156)a  $     63,311
                                                             =============  ============    ===========  ==============

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

         Management Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and four fiscal months ended August 3, 2002, the two fiscal months ended April 6, 2002 and the three and six fiscal month period ended August 4, 2001 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

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

         New Accounting Pronouncements

         In June 2001, the FASB ("Financial Accounting Standards Board") issued SFAS ("Statement of Financial Accounting Standards") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

(3)      Long Term Debt and Capital Lease Obligations

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

         The following table summarizes the components of Short and Long Term Debt and Capital Lease Obligations at August 3, 2002.

                                                                 August 3,
                                                                   2002
                                                               -------------

        Trade conversion note                                  $      3,130
        Discounted value of extended creditor payment                 2,420
        Financing agreements                                            803
        Capital leases                                                  148
                                                               -------------
            Total                                              $      6,501
                                                               -------------


(4)     Debt

        On the Effective Date, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.00%. The interest rate on the Company's borrowings was 5.00% at August 4, 2002. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(5)      Stockholders' Equity

         The Company has 10,000,000 shares of authorized common stock, par value $0.01 per share, 1,512,448 of which were deemed issued and outstanding for accounting purposes at August 3, 2002. A total of 1,349,995 shares were distributed in the initial distribution of stock to creditors, 75,000 shares were distributed to certain members of management which vest over a 4 year period and 74,553 shares were distributed to former equity interests.

         As provided in the Plan of Reorganization, the Company adopted a stock option plan, which authorized the grant of up to 166,667 stock options to employees of the Company - 124,900 options with an exercise price of $7.52 were outstanding at August 3, 2002.

         The Company also issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The 38,346 shares of Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The 46,256 shares of Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The 38,346 shares of Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The 30,519 shares of Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

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

(6)      Earnings Per Share

         In accordance with SFAS No. 128, earnings per share - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted assumes, in addition to above, a dilutive effect of common share equivalents during the period.

     The reconciliation of earnings per share basic to earnings per share diluted is as follows:

                                                                     Income              Shares           Per share
                                                                     ------              ------           ---------
     For the three fiscal months ended August 3, 2002:
     Earnings per share - basic:
        Net income                                                 $   1,977            1,432,486        $      1.38

     Effect of dilutive securities:
        Stock options and warrants                                                         31,069
     Earnings per share - diluted:
        Net income                                                 $   1,977            1,463,555        $      1.35
                                                                   =========          ===========        ===========

                                                                     Income              Shares           Per share
                                                                     ------              ------           ---------
     For the four fiscal months ended August 3, 2002:
     Earnings per share - basic:
        Net income                                                 $   2,367            1,430,619        $      1.65

     Effect of dilutive securities:
        Stock options and warrants                                                         31,069
     Earnings per share - diluted:
        Net income                                                 $   2,367            1,461,688        $      1.62
                                                                   =========          ===========        ===========

     The dilutive impact of stock options and warrants was calculated using the treasury method. The 153,467 warrants issued to old equity and the shares related to the trade conversion notes did not meet the criteria for inclusion in the diluted earning per share calculation and thus were excluded.

     Per share and share information for the Predecessor Company for all periods presented in the Condensed Consolidated Statements of Operations have been omitted as such information is not deemed to be meaningful.

(7)  Reorganization Items

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

                                                          Predecessor      Predecessor       Predecessor
                                                            Company          Company           Company
                                                         -------------    -------------    --------------
                                                                              Three
                                                          Two months          months
                                                          ended April         ended          Six months
                                                              6,            August 4,       ended August
                                                             2002              2001            4, 2001
                                                         -------------    -------------    --------------
       Professional fees                                $        1,379    $         597    $        1,419
       Severance/retention bonus                                 1,026              200               718
       Closed store expense                                        311              363               406
       Fresh start adjustments                                  10,406                -                 -
       Plan of reorganization - primarily related to
           debt forgiveness                                    (41,847)               -                 -
       Other                                                       342               58                79
                                                         -------------    -------------    --------------
          Total                                         $      (28,383)   $       1,218    $        2,622
                                                         -------------    -------------    --------------

     The Successor Company has not recorded any Reorganization costs in the four month period ended August 3, 2002.

(8)  Income Taxes

     Since the Company utilized fresh start accounting upon emerging from bankruptcy, income tax expense of $1,560 for the four months ended August 3, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. Until the benefits of the net operating loss carry forwards are fully utilized, the Company does not expect to pay federal income tax. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

     The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income. In the four month period ended August 3, 2002, the Company has recorded a $290 new deferred tax asset related to deferred rent liabilities which is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The Company believes they will realize the benefit of the new deferred tax asset in future periods and therefore has not recorded a valuation allowance at this time.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

         The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. As of September 12, 2002, the Company operated 171 stores in 20 states.

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

         Fresh-start Reporting; Factors Affecting Comparability of Financial Information

         Effective April 9, 2002, the Company emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre confirmation periods. However, for purposes of this discussion, the four month period ended August 3, 2002 (Successor Company) has been combined with the two month period ended April 6, 2002 (Predecessor Company) and then compared to the six months ended August 4, 2001. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

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

                                                 Three fiscal     Three fiscal
                                                 months ended     months ended         Six fiscal months ended
                                                --------------    -------------    --------------------------------
                                                                                    Combined
                                                                                     results
                                                   August 3,       August 4,        August 3,         August 4,
                                                    2002              2001            2002              2001
                                                --------------    -------------    -----------      -------------
Net sales                                                100.0 %          100.0 %        100.0 %            100.0 %
Cost of sales                                             63.3             63.9           64.3               65.3
                                                --------------    -------------    -----------      -------------
   Gross profit                                           36.7             36.1           35.7               34.7
Selling, general and administrative expenses              29.9             27.8           30.1               29.1
Depreciation                                               0.6              3.0            1.3                3.0
Reorganization items                                         -              2.1          (23.9)               2.3
Interest expense                                           0.7              1.1            0.8                1.3
                                                --------------    -------------    -----------      -------------
   Income (loss) before income tax expense                 5.5              2.1           27.4               (1.0)
Income tax expense                                         2.2                -            1.0                  -
                                                --------------    -------------    -----------      -------------
Net income (loss)                                          3.3 %            2.1 %         26.4 %             (1.0)%
                                                ==============    =============    ===========      =============
Number of stores open at end of period                     171              173            171                173

Three Fiscal Months Ended August 3, 2002 and August 4, 2001

         Net Sales. Net sales increased $2,720 or 4.8%, to $59,733 for the three fiscal month period ended August 3, 2002 ("second quarter of fiscal 2002") from $57,013 for the three fiscal month period ended August 4, 2001 ("second quarter of fiscal 2001"). Comparable store sales increased $3,182 or 5.6%. The fluctuation relates to a strong demand for merchandise in the Company's basic party and gift categories. No new stores opened in either period and one store closed in the second quarter of fiscal 2002 and two stores closed in the second quarter of 2001. A closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $1,315 or 6.4%, to $21,925 for the second quarter of fiscal 2002 from $20,610 for the second quarter of fiscal 2001. As a percentage of net sales, gross profit was 36.7% for the second quarter of fiscal 2002 compared to 36.1% in the same period in the prior year. The higher gross profit percentage was the result of improved markdown experience coupled with leveraged freight costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,021 or 12.8% to $17,869 for the second quarter of fiscal 2002 from $15,848 for the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 29.9% in the second quarter of fiscal 2002 from 27.8% in the second quarter of fiscal 2001. This increase primarily relates to a $425 increase in insurance costs, $560 increase in advertising costs and $240 of severance costs.

         Depreciation expense. Depreciation expense was $356 in the three fiscal month period ended August

3, 2002 compared to $1,745 in the three fiscal period ended August 4, 2001. This decrease relates to the fresh-start adjustment on fixed assets of $11,760 whereby the Company adjusted for the excess of book value over enterprise value.

         Interest Expense. Interest expense was $412 in the second quarter of fiscal 2002 compared to $627 in the second quarter of fiscal 2001. This decrease relates to lower borrowing levels coupled with lower effective interest rates.

         Reorganization Items, net. The Company did not record any Reorganization costs in the second quarter of fiscal 2002. As previously discussed, the Company successfully emerged from bankruptcy on April 9, 2002. Reorganization costs in the second quarter of fiscal 2001 totaled $1,218. These costs include professional fees and other costs related to the Company's reorganization.

         Income taxes. Income tax expense of $1,311 for the second quarter of fiscal 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits.

Six Fiscal Months Ended August 3, 2002 and August 4, 2001

         Net Sales. Net sales increased $5,508 or 4.9%, to $118,757 for the six fiscal month period ended August 3, 2002 ("first half of fiscal 2002") from $113,249 for the six fiscal month period ended August 4, 2001 ("first half of fiscal 2001"). Comparable store sales increased $6,631 or 5.9%. The fluctuation relates to increases in the basic party and gift categories. No new stores opened in either period, one store closed in the first half of fiscal 2002 and two stores closed in the first half of fiscal 2001. A closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $3,057 or 7.8%, to $42,361 for the first half of fiscal 2002 from $39,304 for the first half of fiscal 2001. As a percentage of net sales, gross profit was 35.7% for the first half of fiscal 2002 compared to 34.7% in the same period in the prior year. The higher gross profit percentage relates to improved shrink experience coupled with leveraged freight and distribution costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,856 or 8.7%, to $35,778 for the first half of fiscal 2002 from $32,922 for the first half of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 30.1% in the first half of fiscal 2002 from 29.1% in the first half of fiscal 2001. This increase relates primarily to a $758 increase in insurance costs and $381 of remodel costs.

         Depreciation expense. Depreciation expense was $1,486 in the first half of fiscal 2002 compared to $3,497 in the first half of fiscal 2001. This decrease relates to the fresh-start adjustment of $11,760 on fixed assets whereby the Company adjusted for the excess of book value over enterprise value.

         Interest Expense. Interest expense was $940 in the first half of fiscal 2002 compared to $1,451 in the first half of fiscal 2001. This decrease relates to lower effective interest rates and decreases in borrowing levels.

         Reorganization Items, net. Reorganization costs decreased $31,005 for the first half of fiscal 2002 from $2,622 for the first half of fiscal 2001. The decrease relates to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of

Reorganization and fresh-start adjustments. The major components of Reorganization costs are as follows:

                                                                     FiscalYear 2002           Fiscal 2001
                                                                     Combined Results          Predecessor
                                                                                                 Company
                                                                    -------------------    --------------------
                                                                     Six Months ended       Six Months Ended
                                                                      August 3, 2002         August 4, 2001
                                                                    -------------------    --------------------
              Professional fees                                   $              1,379   $               1,419
              Severance/retention bonus                                          1,026                     718
              Closed store expense                                                 311                     406
              Fresh start adjustments                                           10,406                       -
              Plan of reorganization - primarily related to debt
                  Forgiveness                                                  (41,847)                      -
              Other                                                                342                      79
                                                                    -------------------    --------------------
                  Total                                           $            (28,383)  $               2,622
                                                                    -------------------    --------------------

The Successor Company has not recorded any Reorganization costs in the four month period ended August 3, 2002.

         Income Taxes. Income tax expense of $1,560 for the four fiscal months ended August 4, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

         The Company's uses of capital for the remainder of fiscal 2002 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores and interest payments on outstanding borrowings.

         On April 9, 2002, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.00%. The interest rate on the Company's borrowings was 5.00% at August 3, 2002. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets.

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

         As of August 3, 2002, the Company had $17,090 borrowings outstanding under the New Loan Agreement and had utilized approximately $2,420 under the New Loan Agreement to issue letters of credit. The following table sets forth certain consolidated statements of cash flows:

                                                Fiscal Year         Fiscal Year
                                                    2002               2001
                                                  Combined          Predecessor
                                                  Results             Company
                                              ----------------   -----------------
                                                 Six months         Six months
                                                ended August       ended August
                                                  3, 2002             4, 2001
                                               ---------------    ----------------
Cash provided by operating activities         $        11,445    $          7,248
                                               ---------------    ----------------
Cash used in investing activities             $        (1,181)   $           (550)
                                               ---------------    ----------------
Cash used in financing activities             $       (10,259)   $         (6,806)
                                               ---------------    ----------------

         At August 3, 2002 the Company's working capital was $14,475. Net cash provided by operating activities for the first half of fiscal 2002 was $11,445 compared to $7,248 of net cash provided by operating activities during the first half of fiscal 2001. The fluctuation is related to changes in inventory and accounts payable coupled with the Company utilizing pre-confirmation net operating losses in the 4 month period ended August 3, 2002.

         Net cash used in investing activities during the first half of fiscal 2002 and 2001 was $1,181 and $550, respectively. Net cash used in investing activities was primarily for capital expenditures for computer equipment, store remodeling and warehouse equipment for the distribution center.

         Net cash used in financing activities during the first half of fiscal 2002 was $10,259 compared to $6,806 of net cash used in financing activities during the first half of fiscal 2001. Amounts are attributable to the level of borrowings and repayments.

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

Seasonality

         The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company historically experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for the Company's products attributable to special occasions and holiday seasons during these periods. The Company's fiscal 2002 quarters are as defined as follows: first fiscal quarter is February 3, 2002 to May 4, 2002, second fiscal quarter is May 5, 2002 to August 3, 2002, third fiscal quarter is August 4, 2002 to November 2, 2002 and fourth fiscal quarter is November 3, 2002 to February 1, 2003.

New Accounting Pronouncements

         In June 2001, the FASB ("Financial Accounting Standards Board") issued SFAS ("Statement of Financial Accounting Standards") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when the Company commits to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to market risks from changes in interest rates. As of August 3, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based upon earnings performance and the London Interbank Offered Rate ("LIBOR").

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

Item 2.  Changes in Securities

         On June 7, 2002, the Company issued 12,900 shares of Common Stock upon exercise of warrants previously issued to management. The Company received the exercise price of $7.52 per share. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, no public sale having been involved.

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

         Exhibit 4.5 (1) Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

         Exhibit 4.6 (1) Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America. Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

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

         Exhibit 10.5 (1) Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

         Exhibit 10.6 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and James D. Constantine.

         Exhibit 10.7 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Timothy F. Gower.

         Exhibit 10.8 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Gary W. Rada.

         Exhibit 10.9 (2) Form of Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

         Exhibit 10.10 (2) First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

         Exhibit 10.11 (2) Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

         Exhibit 99.1  Independent Accountants' Report from Deloitte & Touche,
         LLP.

         Exhibit 99.2 Acknowledgement of Awareness Letter from Deloitte & Touche, LLP dated September 16, 2002 Concerning Unaudited Interim Financial Information.

         Exhibit 99.3 Press Release of the Company Announcing Second Quarter Results.

         Notes

         (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23,2002

         (2) Incorporated by reference to the Company's Current Report on Form 10Q as filed on June 18, 2002.

         (b) Reports on 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FACTORY CARD & PARTY OUTLET CORP.

Dated:  September 12, 2002       By: /s/ Gary W. Rada
                                     -----------------
                                 Gary W. Rada
                                 President and Chief Operating Officer

Dated:  September 12, 2002       By: /s/  James D. Constantine
                                     -------------------------
                                 James D. Constantine
                                 Executive Vice President and Chief Financial
                                         and Administrative Officer
                                 [Principal Accounting Officer]

CERTIFICATIONS

I, Gary W. Rada, President and Chief Operating Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002

                                        /s/ Gary W. Rada
                                        ----------------
                                        Gary W. Rada
                                        President and Chief Operating Officer

I, James D. Constantine, Executive Vice President and Chief Financial and Administrative Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002

                                        /s/ James D. Constantine
                                        ----------------------------
                                        James D. Constantine
                                        Executive Vice President and Chief
                                            Financial and Administrative Officer