Form 10-Q
period 2002-11-02
FACTORY CARD OUTLET CORP
filed 2002-12-12
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended November 2, 2002

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The number of shares of the Registrant's Common Stock outstanding as of December 12, 2002 was 1,512,448.

                        Factory Card & Party Outlet Corp.

                                    Form 10-Q

                     For the Quarter Ended November 2, 2002
                                      Index

                                                                                                           Page
            Cautionary Statement Regarding Forward-Looking Statements                                        2

Part I      Financial Information

Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets - as of November 2, 2002 (Unaudited)
                (Successor Company) and as of February 2, 2002 (Predecessor Company)                         3

            Condensed Consolidated Statements of Operations (Unaudited) - three months ended November 2, 2002, seven months ended November 2, 2002 (Successor Company), three months ended November 3, 2001, two months ended April 6, 2002 and nine
                months ended November 3, 2001 (Predecessor Company)                                          4

            Condensed Consolidated Statements of Cash Flows (Unaudited) - seven months ended
                November 2, 2002 (Successor Company), two months ended April 6, 2002 and
                nine months ended November 3, 2001 (Predecessor Company)                                     5

            Notes to Consolidated Financial Statements - (Unaudited)                                       6-14

Item 2      Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                                                  15-21

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                      21

Item 4      Controls and Procedures                                                                         21

Part II     Other Information
              Item 1.  Legal Proceedings                                                                    21
              Item 2.  Changes in Securities and Use of Proceeds                                            21
              Item 3.  Defaults Upon Senior Securities                                                      21
              Item 4.  Submission of Matters to a Vote of Security Holders                                  21
              Item 5.  Other Information                                                                    21
              Item 6.  Exhibits and Reports on Form 8-K                                                   22-23
              Signatures                                                                                    24
              Certifications                                                                              25-27

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                               Successor      Predecessor
                                                                                Company         Company
                                                                            --------------  --------------
                                                                              November 2,     February 2,
                                                                                 2002            2002
                                                                            --------------  --------------
     ASSETS                                                                    (Unaudited)

     Current assets:
      Cash                                                                  $          191  $         182
      Merchandise inventories                                                       52,832         59,496
      Prepaid expenses and other                                                     4,116          2,949
                                                                            --------------  --------------
        Total current assets                                                        57,139         62,627

     Fixed assets, net                                                               6,548         18,414
     Other assets                                                                      383            258
                                                                            --------------  -------------

        Total assets                                                        $       64,070  $      81,299
                                                                            ==============  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
      Debt                                                                  $       18,875  $           -
      Debtor-in-possession financing                                                     -         27,260
      Accounts payable                                                              15,407          8,071
      Accrued expenses                                                               7,741          9,698
      Current portion of long term debt and capital lease obligations                  407            305

        Total current liabilities                                           --------------  -------------
                                                                                    42,430         45,334
                                                                            --------------  -------------
     Long term debt and capital lease obligations
     Deferred rent liabilities                                                       5,991            338
     Liabilities subject to compromise                                               1,308              -
                                                                                         -         54,560
                                                                            --------------  -------------
        Total liabilities
                                                                                    49,729        100,232
        Stockholders' equity (deficit)
                                                                                    14,341        (18,933)
                                                                            --------------  -------------
        Total liabilities and stockholders' equity
                                                                            $       64,070  $      81,299
                                                                            ==============  =============

     See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                        Successor      Predecessor     Successor      Predecessor    Predecessor
                                                         Company        Company         Company         Company        Company
                                                      --------------  -------------  --------------  --------------  -------------
                                                                                         Seven            Two
                                                      Three Months     Three Months      Months          Months      Nine  Months
                                                         Ended           Ended           Ended           Ended           Ended
                                                       November 2,     November 3,     November 2,      April 6,      November 3,
                                                           2002            2001           2002            2002            2001
                                                      --------------  -------------  --------------  --------------  -------------
Net sales                                             $      48,942   $     51,480         126,862   $      40,837   $    164,729
Cost of sales                                                32,540         34,665          81,945          26,991        108,609
                                                      --------------  -------------  --------------  --------------  -------------
   Gross profit                                              16,402         16,815          44,917          13,846         56,120
Selling, general and administrative expenses                 15,919         15,872          39,485          12,212         48,794
Depreciation                                                    393          1,697             849           1,030          5,194
Reorganization items                                              -          1,711               -         (28,383)         4,334
Interest expense                                                419            666             985             374          2,117
                                                      --------------  -------------  --------------  --------------  -------------
 Income (loss) before income tax expense (benefit)             (329)        (3,131)          3,598          28,613         (4,319)
Income tax expense (benefit)                                   (132)             -           1,428            (360)             -
                                                      --------------  -------------  --------------  --------------  -------------
   Net income (loss)                                  $        (197)  $     (3,131)          2,170   $      28,973   $     (4,319)
                                                      ==============  =============  ==============  ==============  =============
   Net income (loss) per share - basic                $       (0.14)                 $        1.51
                                                      --------------                 --------------
Weighted average shares outstanding - basic               1,437,448                      1,433,578
                                                      --------------                 --------------
   Net income (loss) per share - diluted              $       (0.14)                 $        1.44
                                                      --------------                 --------------
Weighted average shares outstanding - diluted             1,437,448                      1,501,830
                                                      --------------                 --------------

          See accompanying notes to consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)

                                                           Successor         Predecessor         Predecessor
                                                            Company            Company             Company
                                                        ----------------  -----------------   ----------------
                                                         For the Seven
                                                         Months Ended       For the Two        For the Nine
                                                          November 2,      Months Ended        Months Ended
                                                             2002          April 6, 2002      November 3, 2001
                                                        ----------------  -----------------   ----------------
                                                          (Unaudited)        (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                     $          2,170  $          28,973   $         (4,319)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Plan of reorganization and fresh start
         adjustments                                                   -            (31,441)                 -
       Depreciation and amortization of fixed assets                 849              1,030              5,194
       Amortization of deferred bank costs                            57                 26                508
       Amortization of deferred compensation                          82                  -                  -
       Non cash portion of reorganization items                        -              1,275              1,447
       Benefit of pre-confirmation net operating
         losses                                                    1,952                  -                  -
       Changes in assets and liabilities:
          Merchandise inventories                                 (1,241)             2,212             (6,097)
          Prepaid expenses and other assets                        1,135             (2,594)              (967)
          Accounts payable                                         4,045              3,336              3,810
          Accrued expenses                                        (4,793)             2,020                 61
          Deferred rent obligation                                 1,308                  -                  -
          Liabilities subject to compromise                            -                  -                 40
                                                        ----------------  -----------------   ----------------
Net cash provided by (used in) operating activities                5,564              4,837               (323)
                                                        ----------------  -----------------   ----------------
Net cash used in investing activities - purchase of
    fixed assets, net                                             (1,557)              (257)              (883)
                                                        ----------------  -----------------   ----------------
Cash flow provided by (used in) financing activities:
   Borrowings                                                    129,827             38,381            174,874
   Repayment of debt                                            (133,695)           (42,898)          (173,569)
   Payment of capital lease obligations                             (311)               (56)              (184)
   Increase in long term debt                                         77                  -                  -
   Cash received from exercise of management stock
     warrants                                                         97                  -                  -
                                                        ----------------  -----------------   ----------------
Net cash provided by (used in) financing activities               (4,005)            (4,573)             1,121
                                                        ----------------  -----------------   ----------------
Net increase (decrease) in cash                                        2                  7                (85)
Cash at beginning of period                                          189                182                281
                                                        ----------------  -----------------   ----------------
Cash at end of period                                   $            191  $             189   $            196
                                                        ----------------  -----------------   ----------------

Supplemental Cash Flow Information:
   Interest paid                                        $            707  $             334   $          1,689
Supplemental non cash information:
   Stock issued (successor company)                                    -            (10,040)                 -
   Fair value adjustments                                              -             10,406                  -
   Stock retired (predecessor company) and debt
     discharge                                                         -            (32,371)                 -
   Deferred compensation                                             482                564                  -
   Capital lease obligations                                           -                 56                  -

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

(2)      Business and Basis of Presentation

         The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of November 2, 2002, the Company operated 171 stores in 20 states.

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

          Post petition current liabilities                           $  46,484
          Liabilities deferred pursuant to plan of reorganization        54,056
                                                                      ---------
            Total post petition liabilities and allowed claims          100,540
          Reorganization value                                          (42,500)
                                                                      ---------
          Excess of liabilities over reorganization value             $  58,040
                                                                      =========

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

                                                         Predecessor          Plan of             Fresh Start         Successor
                                                        April 6, 2002      Reorganization         Adjustments        April 6, 2002
                                                     ------------------    --------------         ------------      ---------------
ASSETS
Current assets:
   Cash                                              $              189   $                      $                  $          189
   Merchandise inventories                                       56,987                                (5,396)i             51,591
   Prepaid expenses and other                                     5,251                                                      5,251
                                                     ------------------   -----------------      ------------       --------------
       Total current assets                                      62,427                                (5,396)              57,031
Fixed assets, net                                                17,600                               (11,760)a              5,840
Other assets                                                        240                200 b                                   440
                                                     ------------------   ----------------       ------------       --------------
       Total assets                                  $           80,267   $            200       $    (17,156)      $       63,311
                                                     ==================   ================       ============       ==============
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
     Debt                                            $                    $         22,743 c     $                  $       22,743
     Debtor-in-possession financing                              22,543            (22,543)c
     Accounts payable                                            11,407             (3,130)d                                 8,277
     Accrued expenses                                            12,534                                                     12,534
     Liabilities subject to settlement                                               3,085 e                                 3,085
                                                     ------------------  -----------------       ------------       --------------
        Total current liabilities                                46,484                155                                  46,639
                                                     ------------------  -----------------       ------------       --------------
Long term notes payable and capital leases                        1,128              5,504 d,h                               6,632
Liabilities subject to compromise                                54,056            (47,306)f           (6,750)f
                                                     ------------------  -----------------       ------------       --------------
        Total liabilities                                       101,668            (41,647)            (6,750)              53,271
         Stockholders' equity (deficit)                         (21,401)            41,847 g          (10,406)g             10,040
                                                     ------------------  -----------------       ------------       --------------
      Total liabilities & stockholders' equity
         (deficit)                                   $           80,267   $            200       $    (17,156)a     $       63,311
                                                     ==================  =================       ============       ==============

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

     Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and seven fiscal month period ended November 2, 2002, the two fiscal month period ended April 6, 2002 and the three and nine fiscal month period ended November 3, 2001 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

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

     New Accounting Pronouncements

     In June 2001, the FASB ("Financial Accounting Standards Board") issued SFAS No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

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

     The following table summarizes the components of Long Term Debt and Capital Lease Obligations including its current portion at November 2, 2002.

                                                                November 2,
                                                                   2002
                                                              ---------------
     Trade conversion note                                    $         3,130
     Discounted value of extended creditor payment                      2,451
     Financing agreements                                                 710
     Capital leases                                                       107
                                                              ----------------
         Total                                                $         6,398
                                                              ================

(4)  Debt

     On the Effective Date, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.00%. The interest rate on the Company's borrowings was 5.1% at November 2, 2002. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(5)  Stockholders' Equity

     The Company has 10,000,000 shares of authorized common stock, par value $0.01 per share, 1,512,448 of which were deemed issued and outstanding for accounting purposes at November 2, 2002. A total of 1,349,995 shares were distributed in the initial distribution of stock to creditors, 75,000 shares were distributed to certain members of management which vest over a 4 year period and 74,553 shares were distributed to former equity interests.

     As provided in the Plan of Reorganization, the Company adopted a stock option plan, which authorized the grant of up to 166,667 stock options to employees of the Company - 124,900 options with an exercise price of $7.52 were outstanding at November 2, 2002.

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

     The reconciliation of earnings per share basic to earnings per share diluted is as follows:

                                                                 Income (loss)     Shares         Per share
                                                                 -------------     ------         ---------
     For the three fiscal months ended November 2, 2002:
     Earnings per share - basic:
        Net loss                                                 $       (197)    1,437,448     $      (0.14)
     Effect of dilutive securities:
        Stock options and warrants                                                        -
     Earnings per share - diluted:
                                                                 ------------    ----------    -------------
        Net loss                                                 $       (197)    1,437,448     $      (0.14)
                                                                 ============    ==========    =============

                                                                    Income         Shares         Per share
                                                                    ------         ------         ---------
     For the seven fiscal months ended November 2, 2002:
     Earnings per share - basic:
        Net income                                               $      2,170     1,433,578     $       1.51
     Effect of dilutive securities:
        Stock options and warrants                                                   68,252
     Earnings per share - diluted:
                                                                 ------------    ----------    -------------
             Net income                                          $      2,170     1,501,830     $       1.45
                                                                 ============    ==========    =============

     The dilutive impact of stock options and warrants was calculated using the treasury method. Had the Company reported a profit in the third fiscal quarter ended November 2, 2002, the number of average shares diluted would have been increased by 67,811 shares. The 153,467 warrants issued to old equity and the shares related to the trade conversion notes did not meet the criteria for inclusion in the diluted earning per share calculation and thus were excluded.

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

                                        Successor      Predecessor       Successor     Predecessor      Predecessor
                                         Company         Company          Company        Company          Company
                                       ------------   ------------    -------------   --------------    --------------
                                          Three          Three
                                          months         months       Seven months                      Nine months
                                          ended          ended            ended        Two months         ended
                                        November 2,    November 3,     November 2,    ended April 6,      November 3,
                                           2002           2001            2002            2002              2001
                                       ------------   ------------    -------------   --------------    --------------
          Professional fees            $          -   $      1,090    $           -   $        1,379    $        2,509
          Severance/retention bonus               -            675                -            1,026             1,394
          Closed store expense                    -              -                -              311               344
          Fresh start adjustments                 -              -                -           10,406                 -
          Plan of reorganization -
          primarily related to
              debt forgiveness                    -              -                -          (41,847)                -
          Other                                   -             54                -              342                87
                                       ------------   ------------    -------------   --------------    --------------
             Total                     $          -   $      1,711    $           -   $      (28,383)   $        4,334
                                       ============   ============    =============   ==============    ==============

         The Successor Company has not recorded any Reorganization costs.

(8)      Income Taxes

         Since the Company utilized fresh start accounting upon emerging from bankruptcy, income tax expense of $1,428 for the seven months ended November 2, 2002 results in a direct increase in stockholders' equity due to the Company's ability to utilize pre-emergence net operating loss benefits. Until the benefits of the net operating loss carry forwards are fully utilized, the Company does not expect to pay federal income tax. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

         The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income which is not reasonably assured. In the seven month period ended November 2, 2002, the Company has recorded $523 in new deferred tax assets related to deferred rent liabilities which results in a direct increase in stockholders' equity due to the Company's ability to utilize pre-emergence net operating loss benefits. The Company believes they will realize the benefit of the new deferred tax asset in future periods and therefore has not recorded a valuation allowance at this time.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS (Dollar amounts in thousands)


         The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. As of November 2, 2002, the Company operated 171 stores in 20 states.

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

         Fresh-start Reporting; Factors Affecting Comparability of Financial Information

         Effective April 9, 2002, the Company emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the seven month period ended November 2, 2002 (Successor Company) has been combined with the two month period ended April 6, 2002 (Predecessor Company) and then compared to the nine months ended November 3, 2001. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

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

                                                 Three fiscal     Three fiscal
                                                 months ended     months ended       Nine fiscal months ended
                                                -------------     -------------   -----------------------------
                                                                                    Combined
                                                                                     results
                                                 November 2,       November 3,      November 2,    November 3,
                                                     2002             2001            2002            2001
                                                -------------     -------------   -----------     -------------
Net sales                                               100.0 %           100.0 %        100.0 %         100.0 %
Cost of sales                                            66.5              67.3           65.0            65.9
                                                -------------     -------------   ------------    ------------
   Gross profit                                          33.5              32.7           35.0            34.1
Selling, general and administrative expenses             32.5              30.9           30.8            29.6
Depreciation                                              0.8               3.3            1.1             3.2
Reorganization items                                        -               3.3          (16.9)            2.6
Interest expense                                          0.9               1.3            0.8             1.3
                                                -------------     -------------   ------------    ------------
   Income (loss) before income tax expense               (0.7)             (6.1)          19.2            (2.6)
Income tax expense (benefit)                             (0.3)                -            0.6               -
                                                -------------     -------------   ------------    ------------
Net income (loss)                                        (0.4)%            (6.1)%         18.6 %          (2.6)%
                                                =============     =============   ============    ============
Number of stores open at end of period                    171               173            171             173

Three Fiscal Months Ended November 2, 2002 and November 3, 2001

         Net Sales. Net sales decreased $2,538 or 4.9% to $48,942 for the three fiscal month period ended November 2, 2002 ("third quarter of fiscal 2002") from $51,480 for the three fiscal month period ended November 3, 2001 ("third quarter of fiscal 2001"). Comparable store sales decreased $2,058 or 4.0% as a result of a challenging retail environment and weakening consumer confidence. No new stores opened or closed in either period. However, one store closed in January 2002 and one store closed in June 2002. A closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit decreased $413 or 2.5%, to $16,402 for the third quarter of fiscal 2002 from $16,815 for the third quarter of fiscal 2001. As a percentage of net sales, gross profit was 33.5% for the third quarter of fiscal 2002 compared to 32.7% in the same period in the prior year. The higher gross profit percentage was the result of improved markdown and inventory shrinkage offset by increases in occupancy costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $47 or 0.3% to $15,919 for the third quarter of fiscal 2002 from $15,872 for the third quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 32.5% in the third quarter of fiscal 2002 from 30.9% in the third quarter of fiscal 2001. This fluctuation primarily relates to increases in insurance, repairs and maintenance and store remodel expenses and the impact of not leveraging store payroll against decreased sales volume.

         Depreciation expense. Depreciation expense was $393 in the third quarter of fiscal 2002 compared to

$1,697 in the third quarter of fiscal 2001. This decrease relates to the fresh-start adjustment on fixed assets of $11,760 whereby the Company adjusted for the excess of book value over enterprise value.

         Interest Expense. Interest expense was $419 in the third quarter of fiscal 2002 compared to $666 in the third quarter of fiscal 2001. This decrease relates to lower borrowing levels coupled with lower effective interest rates.

         Reorganization Items, net. The Company did not record any Reorganization costs in the third quarter of fiscal 2002. As previously discussed, the Company successfully emerged from bankruptcy on April 9, 2002. Reorganization costs in the third quarter of fiscal 2001 totaled $1,711. These costs include professional fees and other costs related to the Company's reorganization.

         Income taxes. Income tax benefit of $132 for the third quarter of fiscal 2002 represents a reduction of the expense for the seven month period. This reduction in expense results in a direct decrease to stockholders' equity due to a reduction in the utilization of pre-emergence net operating losses.

Nine Fiscal Months Ended November 2, 2002 and November 3, 2001

         Net Sales. Net sales increased $2,970 or 1.8%, to $167,699 for the nine fiscal month period ended November 2, 2002 from $164,729 for the nine fiscal month period ended November 3, 2001. Comparable store sales increased $4,573 or 2.8%. A better merchandise assortment in the basic party and gift categories translated into improved sales. No new stores opened in either period, one store closed in the nine fiscal month period ended November 2, 2002 and two stores closed in the nine fiscal month period ended November 3, 2001. A closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

         Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $2,643 or 4.7%, to $58,763 for the nine fiscal month period ended November 2, 2002 from $56,120 for the nine fiscal month period ended November 3, 2001. As a percentage of net sales, gross profit was 35.0% for the nine fiscal month period ended November 2, 2002 compared to 34.1% in the same period in the prior year. The higher gross profit percentage relates to improved inventory shrinkage and markdown experience.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,903 or 5.9%, to $51,697 for the nine fiscal month period ended November 2, 2002 from $48,794 for the nine fiscal month period ended November 3, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 30.8% in the nine fiscal month period ended November 2, 2002 from 29.6% in the nine fiscal month period ended November 3, 2001. This fluctuation relates primarily to increases in store payroll, insurance and advertising of $782, $1,085 and $148, respectively.

         Depreciation expense. Depreciation expense was $1,879 in the nine fiscal month period ended November 2, 2002 compared to $5,194 in the nine fiscal month period ended November 3, 2001. This decrease relates to the fresh-start adjustment of $11,760 on fixed assets whereby the Company adjusted for the excess of book value over enterprise value.

         Interest Expense. Interest expense was $1,359 in the nine fiscal month period ended November 2, 2002 compared to $2,117 in the nine fiscal month period ended November 3, 2001. This decrease relates to lower effective interest rates and decreases in borrowing levels.

         Reorganization Items, net. Reorganization costs decreased $32,717 for the nine fiscal month period ended November 2, 2002 from $4,334 for the nine fiscal month period ended November 3, 2001. The decrease relates to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of Reorganization offset by fresh-start adjustments. The major components of Reorganization costs are as follows:

                                                                     FiscalYear 2002           Fiscal 2001
                                                                     Combined Results          Predecessor
                                                                                                 Company
                                                                    -------------------    --------------------
                                                                     Nine Months ended       Nine Months Ended
                                                                      November 2, 2002        November 3, 2001
                                                                    -------------------    --------------------
              Professional fees                                     $            1,379     $             2,509
              Severance/retention bonus                                          1,026                   1,394
              Closed store expense                                                 311                     344
              Fresh start adjustments                                           10,406                       -
              Plan of reorganization - primarily related to debt
                  forgiveness                                                  (41,847)                      -
              Other                                                                342                      87
                                                                    -------------------    --------------------
                 Total                                              $          (28,383)    $             4,334
                                                                    ===================    ====================

         Income Taxes. Income tax expense of $1,428 for the seven fiscal month period ended November 2, 2002 results in a direct increase in stockholders' equity due to the Company's ability to utilize pre-emergence net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

         The Company's uses of capital for the remainder of fiscal 2002 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores and interest payments on outstanding borrowings.

         On April 9, 2002, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.00%. The interest rate on the Company's borrowings was 5.1% at November 2, 2002. Borrowings under the New Loan Agreement are secured by substantially all of the Company's assets.

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

         As of November 2, 2002, the Company had $18,875 in borrowings outstanding under the New Loan

Agreement and had utilized approximately $1,626 under the New Loan Agreement to issue letters of credit.

The following table sets forth certain consolidated statements of cash flows:

                                                         Fiscal Year     Fiscal Year
                                                            2002            2001
                                                          Combined       Predecessor
                                                           Results         Company
                                                        ------------    -------------
                                                         Nine months     Nine months
                                                            ended           ended
                                                         November 2,     November 3,
                                                            2002            2001
                                                        ------------    -------------
Cash provided by (used in) operating activities         $     10,401    $        (323)
                                                        ------------    -------------
Cash used in investing activities                       $     (1,814)   $        (883)
                                                        ------------    -------------
Cash provided by (used in) financing activities         $     (8,578)   $       1,121
                                                        ------------    -------------

         At November 2, 2002 the Company's working capital was $14,709. Net cash provided by operating activities for the nine fiscal month period ended November 2, 2002 was $10,401 compared to $323 of net cash used in operating activities during the nine fiscal month period ended November 3, 2001. The fluctuation is related improved operating results and to decreases in inventory and increases in accounts payable coupled with the Company's ability to utilize pre-confirmation net operating losses in the 7 fiscal month period ended November 2, 2002.

         Net cash used in investing activities during the nine fiscal month period ended November 2, 2002 and the nine fiscal month period ended November 3, 2001 $1,814 and $883, respectively. Net cash used in investing activities was primarily for capital expenditures for computer equipment, store remodeling and warehouse equipment for the distribution center.

         Net cash used in financing activities during the nine fiscal month period ended November 2, 2002 was $8,578 compared to $1,121 net cash provided by financing activities during the nine fiscal month period ended November 3, 2001. Amounts are attributable to the level of borrowings and repayments.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to market risks from changes in interest rates. As of November 2, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based upon earnings performance, the London Interbank Offered Rate ("LIBOR") and the prime rate.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Exhibit 99.3 Press Release of the Company dated December 12, 2002 Announcing Third Quarter Results.

         Notes

         (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23,2002

         (2) Incorporated by reference to the Company's Current Report on Form 10Q as filed on June 18, 2002.

         (b)  Reports on 8-K

         Current Report on Form 8-K filed on September 16, 2002 to report the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, of the President and Chief Operating Officer and Executive Vice President and Chief Financial and Administrative Officer for Factory Card & Party Outlet's quarterly period ended August 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FACTORY CARD & PARTY OUTLET CORP.

Dated:  December 12, 2002           By: /s/ Gary W. Rada
                                        ------------------
                                    Gary W. Rada
                                    President and Chief Executive Officer

Dated:  December 12, 2002           By: /s/  James D. Constantine
                                        --------------------------
                                    James D. Constantine
                                    Executive Vice President and Chief Financial
                                            and Administrative Officer
                                    [Principal Accounting Officer]

CERTIFICATIONS

I, Gary W. Rada, President and Chief Executive Officer of Factory Card & Party Outlet Corp., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

                                           /s/ Gary W. Rada
                                           ------------------
                                           Gary W. Rada
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

                                /s/ James D. Constantine
                                ------------------------
                                James D. Constantine
                                Executive Vice President and Chief Financial and
                                     Administrative Officer

                                [Correspondence]

        CERTIFICATION UNDER SECTION 906 of the SARBANES-OXLEY ACT OF 2002

I, Gary W. Rada, President and Chief Executive Officer of Factory Card & Party Outlet Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended November 2, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated:  December 12, 2002                  /s/ Gary W. Rada
                                           ------------------
                                           Gary W. Rada
                                           President and Chief Executive Officer

                                [Correspondence]

        CERTIFICATION UNDER SECTION 906 of the SARBANES-OXLEY ACT OF 2002

I, James D. Constantine, Executive Vice President and Chief Financial and Administrative Officer of Factory Card & Party Outlet Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended November 2, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated:  December 12, 2002                   /s/ James D. Constantine
                                            ------------------------
                                            James D. Constantine
                                            Executive Vice President and Chief
                                            Financial and Administrative Officer