Form 10-Q/A
period 2002-05-04
FACTORY CARD OUTLET CORP
filed 2003-04-30
CIK 1024441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

The number of shares of the Registrant's Common Stock outstanding as of June 7, 2002 was 1,512,459.

                        FACTORY CARD & PARTY OUTLET CORP.

                                   FORM 10-Q/A

                        FOR THE QUARTER ENDED MAY 4, 2002
                                      INDEX

                                                                                                 Page
            Explanatory Note                                                                       3

            Cautionary Statement Regarding Forward-Looking Statements                              4

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets (Unaudited) - as of May 4, 2002
              (Successor Company) and as of February 2, 2002 (Predecessor Company)                 5

            Condensed Consolidated Statements of Operations (Unaudited) - one month ended
              May 4, 2002 (Successor Company), two months ended April 6, 2002 (as restated)
              and three months ended May 5, 2001 (Predecessor Company)                             6

            Condensed Consolidated Statements of Cash Flows (Unaudited) - one month ended
              May 4, 2002 (Successor Company), two months ended April 6, 2002 (as restated)
              and three months ended May 5, 2001 (Predecessor Company)                             7

            Notes to Condensed Consolidated Financial Statements - (Unaudited)                    8-17

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                          18-24

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            24

PART II     OTHER INFORMATION
             Item 1.  Legal Proceedings                                                           24
             Item 2.  Changes in Securities and Use of Proceeds                                   24
             Item 3.  Defaults Upon Senior Securities                                             24
             Item 4.  Submission of Matters to a Vote of Security Holders                         24
             Item 5.  Other Information                                                           24
             Item 6.  Exhibits and Reports on Form 8-K                                           24-26
             Signatures                                                                           27
             Certifications                                                                       28

                        FACTORY CARD & PARTY OUTLET CORP.

                                EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q is to amend and restate the reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) as previously filed in our Quarterly Report on Form 10-Q on June 18, 2002.

Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 4, 2002, we determined that our reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) need to be restated. In connection with the reorganization, we issued 1,349,995 shares of our new common stock to certain of the unsecured creditors. The fair value of these shares was $9.5 million. We initially recorded the issuance of these shares as a charge to stockholders' equity. We have determined that the fair value of the shares issued should have also been recorded as a reorganization item in the Condensed Consolidated Statement of Operations in the two months ended April 6, 2002. As a result, we have restated our Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company). The Condensed Consolidated Statements of Operations and Cash Flows for the one month ended May 4, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at May 4, 2002 (Successor Company) are not affected by the aforementioned restatement. Additionally, the restatement has no effect on our liquidity or cash position. See note (9) in the Notes to Condensed Consolidated Financial Statements for summary of the significant effects of the restatement.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002, or materially modify or update those disclosures, except as discussed above.

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

        .       ability to meet sales plans;
        .       weather and economic conditions;
        .       dependence on key personnel;
        .       competition;
        .       ability to anticipate merchandise trends and consumer demand;
        .       ability to maintain relationships with suppliers;
        .       successful implementation of information systems;
        .       successful handling of merchandise logistics;
        .       inventory shrinkage;
        .       ability to meet future capital needs;
        .       seasonality of business;
        .       governmental regulations; and
        .       other factors both referenced and not referenced in this Form
                10-Q/A.

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                        SUCCESSOR      PREDECESSOR
                                                                         COMPANY         COMPANY
                                                                       ------------   ------------
                                                                           MAY 4,      FEBRUARY 2,
                                                                           2002           2002
                                                                       ------------   ------------
        ASSETS

        Current assets:
           Cash                                                        $        191   $        182
           Merchandise inventories                                           50,242         59,496
           Prepaid expenses and other                                         2,846          2,949
                                                                       ------------   ------------
               Total current assets                                          53,279         62,627

        Fixed assets, net                                                     5,916         18,414
        Other assets                                                            353            258
                                                                       ------------   ------------

               Total assets                                            $     59,548   $     81,299
                                                                       ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        Current liabilities:
           Debt                                                        $     23,273   $          -
           Debtor-in-possession financing                                         -         27,260
           Accounts payable                                                   8,873          8,071
           Accrued expenses                                                   9,950          9,698
           Current portion of long term debt and capital lease
            obligations                                                         455            305
                                                                       ------------   ------------
               Total current liabilities                                     42,551         45,334
                                                                       ------------   ------------

        Long term debt and capital lease obligations                          6,145            338
        Deferred rent liabilities                                               161              -
        Liabilities subject to compromise                                         -         54,560
                                                                       ------------   ------------

               Total liabilities                                             48,857        100,232

        Stockholders' equity (deficit)                                       10,691        (18,933)
                                                                       ------------   ------------

               Total liabilities and stockholders' equity (deficit)    $     59,548   $     81,299
                                                                       ============   ============

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                                SUCCESSOR       PREDECESSOR       PREDECESSOR
                                                                 COMPANY          COMPANY           COMPANY
                                                             --------------   --------------    --------------
                                                                ONE MONTH       TWO MONTHS       THREE MONTHS
                                                                ENDED MAY       ENDED APRIL        ENDED MAY
                                                                   4,               6,                5,
                                                                  2002             2002              2001
                                                             --------------   --------------    --------------
                                                                               [AS RESTATED
                                                                               -SEE NOTE (9)]
        Net sales                                            $       18,187   $       40,837    $       56,235
        Cost of sales                                                11,597           26,991            37,542
                                                             --------------   --------------    --------------
           Gross profit                                               6,590           13,846            18,693
        Selling, general and administrative expenses                  5,697           12,212            17,073
        Depreciation                                                    100            1,030             1,752
        Reorganization items                                              -          (18,840)            1,404
        Interest expense                                                154              374               824
                                                             --------------   --------------    --------------
           Income (loss) before income tax (benefit)                    639           19,070            (2,360)
        Income tax expense (benefit)                                    249             (360)                -
                                                             --------------   --------------    --------------
           Net income (loss)                                 $          390   $       19,430    $       (2,360)
                                                             ==============   ==============    ==============

        Net income per share - basic & diluted               $         0.26
                                                             ==============

        Weighted average shares outstanding -
         Basic & diluted                                          1,499,548
                                                             ==============

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                             SUCCESSOR       PREDECESSOR      PREDECESSOR
                                                              COMPANY          COMPANY          COMPANY
                                                          --------------   --------------   --------------
                                                            FOR THE ONE      FOR THE TWO    FOR THE THREE
                                                            MONTH ENDED     MONTHS ENDED     MONTHS ENDED
                                                            MAY 4, 2002     APRIL 6, 2002     MAY 5, 2001
                                                          --------------   --------------   --------------
                                                                            [AS RESTATED
                                                                            -SEE NOTE (9)]
Cash flows from operating activities:
  Net income (loss)                                       $          390   $       19,430   $       (2,360)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Plan of reorganization and fresh-start
        adjustments                                                    -          (21,898)               -
       Deprecation and amortization of fixed assets                  100            1,030            1,752
       Amortization of deferred financing costs                        6               26              171
       Amortization of deferred compensation                          12                -
       Non cash portion of reorganization items                        -            1,275              519
       Utilization of pre-confirmation net operating
        losses                                                       249                -                -
      Changes in assets and liabilities:
             Merchandise inventories                               1,349            2,212            2,573
             Prepaid expenses and other assets                     2,575           (2,594)             164
             Accounts payable                                     (2,489)           3,336             (464)
             Accrued expenses                                     (2,688)           2,020              364
             Deferred rent obligation                                161                -                -
                                                          --------------   --------------   --------------
Net cash provided by (used in) operating activities                 (335)           4,837            2,719
                                                          --------------   --------------   --------------
Net cash used in investing activities - purchase of
 fixed assets, net                                                  (176)            (257)            (265)
                                                          --------------   --------------   --------------
Cash flow from financing activities:
   Borrowings                                                     18,664           38,381           56,177
   Repayment of debt                                             (18,134)         (42,898)         (58,319)
   Payment of capital lease obligations                              (44)             (56)             (36)
   Increase in long term debt                                         27                -                -
                                                          --------------   --------------   --------------
Net cash provided by (used in) financing activities                  513           (4,573)          (2,178)
                                                          --------------   --------------   --------------
Net increase in cash                                                   2                7              276
Cash at beginning of period                                          189              182              281
                                                          --------------   --------------   --------------
Cash at end of period                                     $          191   $          189   $          557
                                                          --------------   --------------   --------------
Supplemental cash flow information:
  Interest Paid                                           $          129   $          334   $          644
  Cash paid for reorganization items                                 358            1,055            1,785
Supplemental non cash information:
  Stock issued (Successor Company)                                     -          (10,040)               -
  Fair value adjustments                                               -           10,406                -
  Stock retired (Predecessor Company) and debt
   Discharge                                                           -          (22,828)               -
  Deferred Compensation                                              552              564                -
  Capital lease obligations                                            -               56                -

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

(1)     Chapter 11 Proceedings and Reorganization

        On March 23, 1999 (the "petition date"), Factory Card & Party Outlet Corp. and its wholly owned subsidiary Factory Card Outlet of America Ltd, (collectively the "Company") filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") under case numbers 99-685(JCA) and 99-686(JCA) (the "Chapter 11 Cases"). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11.

        Certain of the principal provisions of the Plan of Reorganization are as follows:

                . The Company authorized an aggregate of 10,000,000 shares of our new Common Stock, par value $.01 per share. The Company's amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

                . The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 74,553 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

                . The Company issued 1,349,995 shares of the new Common Stock to holders of unsecured claims against us, or "General Unsecured Creditors."

                . The Company issued 75,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of our new Common Stock at a purchase price of $7.52 per share. As of June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 expired.

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

                . The Company paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors three years from emergence an aggregate of $2,600, less any prepayments, which obligation is secured by a subordinated lien on certain of the Company's property.

                . The Company issued an aggregate of $3,130 of long-term convertible secured subordinated notes (the "Trade Conversion Notes") to seven trade vendors and suppliers (the "Trade Participants"). The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan's effective date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by the Company.

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

        Fresh Start Accounting

        Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims.

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

                                        Predecessor         Plan of          Fresh Start         Successor
                                       April 6, 2002     Reorganization      Adjustments       April 6, 2002
                                      ---------------   ---------------    ---------------    ---------------
ASSETS

Current assets:
   Cash                               $           189   $                  $                  $           189
   Merchandise inventories                     56,987                               (5,396)i           51,591
   Prepaid expenses and other                   5,251                                                   5,251
                                      ---------------   ---------------    ---------------    ---------------
       Total current assets                    62,427                               (5,396)            57,031

Fixed assets, net                              17,600                              (11,760)a            5,840
Other assets                                      240               200b                                  440
                                      ---------------   ---------------    ---------------    ---------------
       Total assets                   $        80,267   $           200    $       (17,156)   $        63,311
                                      ===============   ===============    ===============    ===============
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
     Debt                             $                 $        22,743c   $                  $        22,743
     Debtor-in- possession
      financing                                22,543           (22,543)c
     Accounts payable                          11,407            (3,130)d                               8,277
     Accrued expenses                          12,534                                                  12,534
     Liabilities subject to
      settlement                                                  3,085e                                3,085
                                      ---------------   ---------------    ---------------    ---------------
        Total current liabilities              46,484               155                                46,639
                                      ---------------   ---------------    ---------------    ---------------
Long term notes payable and
 capital leases                                 1,128             5,504d,h                              6,632
Deferred rent liabilities                           -             6,750f            (6,750)a                -
Liabilities subject to compromise              54,056           (54,056)f                                   -
                                      ---------------   ---------------    ---------------    ---------------
        Total liabilities                     101,668           (41,647)            (6,750)            53,271
  Stockholders' equity (deficit)              (21,401)           41,847g           (10,406)g           10,040
                                      ---------------   ---------------    ---------------    ---------------
      Total liabilities &
       stockholders' equity
        (deficit)                     $        80,267   $           200    $       (17,156)a  $        63,311
                                      ===============   ===============    ===============    ===============

        (a)     To reduce the excess of book value over enterprise value.
        (b) To record $200 of deferred financing costs related to exit financing with Wells Fargo Retail Finance LLP.
        (c) Borrowings under new line of credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.
        (d) To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.
        (e) To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts are to be paid within 60 days of the Effective Date.
        (f) To record elimination of pre-petition liabilities subject to compromise. Pre-petition liabilities subject to compromise included deferred rent liabilities that were not extinguished by the Bankruptcy Court.
        (g) To write-off old equity upon emergence from chapter 11 and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.
        (h)     To record at fair value the $2,600 creditor agreement.
        (i) To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

        Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the one month ended May 4, 2002, the 2 months ended April 6, 2002 and the three fiscal month period ended May 5, 2001 include accruals for reorganization items, provision for shrinkage, capitalized overhead costs related to inventory and the carrying values of inventories. Actual results could differ from those estimates.

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

        New Accounting Pronouncements

        In June 2001, the FASB ("Financial Accounting Standards Board") issued SFAS ("Statement of Financial Accounting Standards") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company has adopted the provisions of SFAS No. 143 and it did not have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to fiscal 2002. In conjunction with fresh-start reporting, the Company recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have a material impact on our consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Specifically, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30", because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. The Company is required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on the Company is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

(3)     Long Term Debt and Capital Lease Obligations

        Pursuant to the Plan of Reorganization, the Company converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, the Company recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors.

        The following table summarizes the components of Short and Long Term Debt and Capital Lease Obligations at May 4, 2002.

                                                        May 4, 2002
                                                        -----------
        Trade conversion note                           $     3,130
        Discounted value of extended creditor payment         2,386
        Financing agreements                                    896
        Capital leases                                          188
                                                        -----------
            Total                                       $     6,600
                                                        ===========

(4)     Debt

        On the Effective date, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR"). The interest rate on the Company's borrowings was 5.25% at May 4, 2002. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(5)     Stockholders' Equity

        The Company has 10,000,000 shares of authorized common stock, par value $0.01 per share, 1,499,548 of which were deemed issued and outstanding for accounting purposes at May 4, 2002. A total of 1,349,995 shares were distributed on May 29, 2002 in the initial distribution of stock to creditors and the remaining 149,553 shares were distributed on April 9, 2002 (74,553 to former equity interests and 75,000 to certain members of management which vest over a 4 year period).

        As provided in the Plan of Reorganization, the Company adopted a stock option plan, which authorizes the grant of up to 166,667 stock options to employees of the Company - 132,400 options were granted with an exercise price of $7.52.

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

        Warrants were issued to management to purchase an aggregate 31,000 shares of the new Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

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

        A separate Statement of Stockholders' Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" adjustments.

        For purposes of the calculation of basic and diluted earnings per share, 1,499,559 shares of common stock were deemed to be issued and outstanding as of May 4, 2002. Additionally, the above-mentioned stock options, warrants and convertible notes did not meet the criteria for inclusion in the diluted earnings per share calculation and thus were excluded. Per share and share information for the Predecessor Company for all periods presented in the Consolidated Statement of Operations have been omitted as such information is not deemed to be meaningful.

(6)     Reorganization Items

        Reorganization Items consisted of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization and employee retention bonuses. In addition, Reorganization Items include the write-off of old equity upon emergence from chapter 11 and the elimination of pre-petition obligations during the two month period ended April 6, 2002. The components of Reorganization Items are as follows:

                                                         Predecessor           Predecessor
                                                           Company               Company
                                                     -------------------   -------------------
                                                          Two months           Three months
                                                     ended April 6, 2002    ended May 5, 2001
                                                     -------------------   --------------------
          Professional fees                          $             1,379   $               822
          Severance/retention bonus                                1,026                   519
          Closed store expense                                       311                    43
          Fresh start adjustments                                 10,406                     -
          Forgiveness of debt                                    (41,847)                    -
          Unsecured creditors' ownership share of
           reorganized  Company                                    9,543                     -
          Other                                                      342                    20
                                                     -------------------   -------------------
             Total                                   $           (18,840)  $             1,404
                                                     -------------------   -------------------

        The Successor Company has not recorded any Reorganization Items in the one month period ended May 4, 2002.

(7)     Income Taxes

        Income tax expense of $249 for the one month ended May 4, 2002 is offset by a direct increase in stockholders' equity due the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carrybacks due the enactment of the Job Creation and Workers Assistance Act of 2002.

        The results of operations prior to emergence have produced significant net operating losses. The Company has recorded a valuation allowance to fully reserve for the value of the net deferred tax assets at May 4, 2002. The reserve was necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income.

(8)     Related Party Transactions

        As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and five percent was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. There were no purchases from that entity during the quarterly period ended May 4, 2002 and no amounts were owed at May 4, 2002. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed to be consummated on terms equivalent to those prevailing in an arm's length transaction.

(9)     Restatement of Reorganization Items

        Subsequent to the issuance of the condensed consolidated financial statements for the quarterly period ended May 4, 2002, the Company determined that reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) need to be restated. In connection with the reorganization, 1,349,995 shares of new common stock were issued to certain of the unsecured creditors. The fair value of these shares was $9,543. The Company initially recorded the issuance of these shares as a charge to stockholders' equity. The Company has determined that the fair value of the shares issued should have also been recorded as a reorganization item in the Condensed Consolidated Statement of Operations in the two months ended April 6, 2002. As a result, the Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company) have been restated from the amounts previously recorded. A summary of the effects of the restatement is as follows:

                                                                Predecessor          Predecessor
                                                                2002 Company        2002 Company
                                                            -------------------  ------------------
                                                             Two months ended
                                                               April 6, 2002      Two months ended
                                                              [as previously       April 6, 2002
                                                                reported]           [as restated]
                                                            -------------------  ------------------
                      Net sales                             $            40,837  $           40,837
                      Cost of sales                                      26,991              26,991
                                                            -------------------  ------------------
                        Gross profit                                     13,846              13,846
                      Selling, general and administrative
                       expenses                                          12,212              12,212
                      Depreciation                                        1,030               1,030
                      Reorganization items                              (28,383)            (18,840)
                      Interest expense                                      374                 374
                                                            -------------------  ------------------
                        Income before income tax expense                 28,613              19,070
                      Income tax expense (benefit)                         (360)               (360)
                                                            -------------------  ------------------
                      Net income                            $            28,973  $           19,430
                                                            ===================  ==================

        The Condensed Consolidated Statements of Operations and Cash Flows for the one month ended May 4, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at May 4, 2002 (Successor Company) are not affected by the aforementioned restatement. Additionally, the restatement has no effect on the Company's liquidity or cash position.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

        The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. As of June 7, 2002, the Company operated 172 stores in 20 states.

        On March 23, 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code under case numbers 99-685(JCA) and 99-686(JCA). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. See Note (1) to the Notes to the Condensed Consolidated Financial Statements for a summary of the principle provisions of the Plan of Reorganization.

Critical Accounting Policies

        Critical Accounting Policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies utilized in the preparation of these financial statements.

Fresh Start Accounting

        As is more fully discussed in Note 2 - "Business and Basis of Presentation" in our Notes to Condensed Consolidated Financial Statements, the Company adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, the Company's financial statements before and after the Effective Date are not comparable. The operating results for the two months ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, the Company's total assets and total liabilities and stockholders' equity were adjusted downward by approximately $17,000.

Fresh Start Reporting; Factors Affecting Comparability of Financial Information

        Effective April 9, 2002, the Company emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre confirmation periods. However, for purposes of this discussion, the one month period ended May 4, 2002 (Successor Company) has been combined with the two month period ended April 6, 20002 (Predecessor Company) and then compared to the 3 months ended May 5, 2001. Differences between periods due to fresh start accounting adjustments are explained when necessary.

        The lack of comparability in the accompanying unaudited consolidated financial statements is most apparent in the Company's capital costs (lease, interest, depreciation and amortization), as well as income taxes, debt restructuring and reorganization costs.

        As discussed in Note (9) to the Company's Condensed Consolidated Financial Statements, the Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company) have been restated. The following discussion and analysis gives effect to the restatement.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management's discussion and analysis.

                                                                     TWO FISCAL
                                                   ONE FISCAL          MONTHS
                                                  MONTH ENDED           ENDED           THREE FISCAL MONTHS ENDED
                                                ---------------   ---------------   ---------------------------------
                                                  MAY 4, 2002      APRIL 6, 2002      MAY 4, 2002       MAY 5, 2001
                                                ---------------   ---------------   ---------------   ---------------
Net sales                                                 100.0%            100.0%            100.0%            100.0%
Cost of sales                                              63.8              66.1              65.4              66.8
                                                ---------------   ---------------   ---------------   ---------------
  Gross profit                                             36.2              33.9              34.6              33.2
Selling, general and administrative expenses               31.3              29.9              30.3              30.4
Depreciation                                                0.5               2.5               1.9               3.1
Reorganization items                                          -             (46.1)            (31.9)              2.5
Interest expense                                            0.8               0.9               0.9               1.5
                                                ---------------   ---------------   ---------------   ---------------
  Income (loss) before income tax expense
    (benefit)                                               3.6              46.7              33.4              (4.3)
Income tax expense (benefit)                                1.4              (0.9)             (0.2)                -
                                                ---------------   ---------------   ---------------   ---------------
Net income (loss)                                           2.2%             47.6%             33.6%             (4.3)%
                                                ===============   ===============   ===============   ===============
Number of stores open at end of period                      172               172               172               175

THREE FISCAL MONTHS ENDED MAY 4, 2002 (FISCAL 2002) AND MAY 5, 2001 (FISCAL
2001)

        Net Sales. Net sales increased $2,789 or 5.0%, to $59,024 for the three fiscal month period ended May 4, 2002 from $56,235 for the three fiscal month period ended May 5, 2001. Comparable store sales increased $3,450 or 6.2%. The fluctuation can be attributable to increases in the basic party and gift categories. No new stores were opened in fiscal 2002 or fiscal 2001. Closed store's sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

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

        Depreciation expense. Depreciation expense was $1,130 in the three fiscal month period ended May 4, 2002 compared to $1,752 in the three fiscal period ended May 5, 2001. This decrease relates to the fresh-start adjustment of $11,760 whereby the Company adjusted for the excess of book value over enterprise value.

        Interest Expense. Interest expense was $528 in the three fiscal month period ended May 4, 2002 compared to $824 in the three fiscal month period ended May 5, 2002. This decrease can be attributable to lower effective interest rates and a decrease in amortization of deferred bank costs.

        Reorganization Items, net. Reorganization items fluctuated $20,244 for the three fiscal month period ended May 4, 2002 from $1,404 for the three fiscal month period ended May 5, 2001. The change can be attributed to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of Reorganization and fresh-start adjustments. The major components of Reorganization Items are as follows:

                                                        PREDECESSOR   PREDECESSOR
                                                          COMPANY       COMPANY
                                                        -----------   -----------
                                                                         THREE
                                                         TWO MONTHS      MONTHS
                                                           ENDED         ENDED
                                                          APRIL 6,       MAY 5,
                                                            2002          2001
                                                        -----------   -----------
              Professional fees                         $     1,379   $       822
              Severance/retention bonus                       1,026           519
              Closed store expense                              311            43
              Fresh start adjustments                        10,406             -
              Forgiveness of debt                           (41,847)            -
              Unsecured creditors' ownership share of
               reorganized  Company                           9,543             -
              Other                                             342            20
                                                        -----------   -----------
                 Total                                  $   (18,840)  $     1,404
                                                        -----------   -----------

        The Successor Company has not recorded any Reorganization Items in the one month period ended May 4, 2002.

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

        On April 9, 2002, obligations relating to the Company's debtor-in-possession financing facility were paid in full and the Company's secured financing facility with Wells Fargo Retail finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by inventory levels and shall have excess availability not less than $3,000. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company's option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR"). The interest rate on the Company's borrowings was 5.25% at May 4, 2002. Borrowings under the Loan Agreement are secured by substantially all of the Company's assets.

        The Loan Agreement contains certain restrictive covenants, which, among other things, require the Company to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit the Company's capital expenditures, asset sales and dividends and the ability of the Company to grant liens and incur additional indebtedness.

        Pursuant to the amended plan of reorganization, the Reorganized Company termed $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, the Reorganized Company recorded a $2,600 extended creditor payment payable to the general unsecured creditors, which will be paid within 3 years of the Effective Date.

        As of May 4, 2002, the Company had $23,273 borrowings outstanding under the Loan Agreement and had utilized approximately $697 under the Loan Agreement to issue letters of credit. Additionally, the Company has recorded $1,088 that relates to amounts still to be paid pursuant to the Plan of Reorganization.

The following table sets forth certain consolidated statements of cash flows:

                                FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                                    2002              2002             2002           FISCAL YEAR
                                    POST              PRE             COMBINED         2001 PRE
                                 EMERGENCE         EMERGENCE           RESULTS         EMERGENCE
                              ---------------   ---------------   ---------------   ---------------
                                 ONE MONTH         TWO MONTHS       THREE MONTHS      THREE MONTHS
                                ENDED MAY 4,     ENDED APRIL 6,     ENDED MAY 4,      ENDED MAY 5,
                                    2002              2002             2002               2001
                              ---------------   ---------------   ---------------   ---------------
Cash provided by (used for)
 Operating activities ......  $          (335)  $         4,837   $         4,502   $         2,719
                              ---------------   ---------------   ---------------   ---------------
Cash (used for) investing
 Activities ................  $          (176)  $          (257)  $          (433)  $          (265)
                              ---------------   ---------------   ---------------   ---------------
Cash provided by (used for)
 Financing activities ......  $           513   $        (4,573)  $        (4,060)  $        (2,178)
                              ---------------   ---------------   ---------------   ---------------

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

        The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. Based upon current levels of operation and anticipated growth, the Company believes that future cash flow from operations, together with available borrowings under the New Loan Agreement, will be adequate to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that the Company's business will continue to generate sufficient cash flow from operations in the future to service the Company's debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

Seasonality

        The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company historically experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for the Company's products attributable to special occasions and holiday seasons during these periods.

New Accounting Pronouncements

        In June 2001, the FASB ("Financial Accounting Standards Board") issued SFAS ("Statement of Financial Accounting Standards") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As the Company does not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on the financial condition or results of operations of the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company has adopted the provisions of SFAS No. 143 and it did not have a material impact on the Company's consolidated financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to fiscal 2002. In conjunction with fresh-start reporting, the Company recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have a material impact on our consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Specifically, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30", because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. The Company is required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on the Company is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is subject to market risks from changes in interest rates. As of May 4, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based on the prime rate. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the two months ended April 6, 2002 and the one month ended May 4, 2002 would not have had a material impact on our financial position or results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company is not aware of any material existing or threatened litigation to which it is or may be a party.

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

        Exhibit 10.5 (1) Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

        Exhibit 10.6 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and James D. Constantine.

        Exhibit 10.7 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Timothy F. Gower.

        Exhibit 10.8 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Gary Rada.

        Exhibit 10.9 Form of Factory Card & Party Outlet Corp. 2002 Non-employee Directors Stock Option Plan.

        Exhibit 10.10 First Amendment to the Factory Card & Party Outlet Corp. Stock Incentive Plan.

        Exhibit 10.11 Second Amendment to the Factory Card & Party Outlet Corp 2002 Stock Option Plan.

        Exhibit 99.1 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

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

                        FACTORY CARD & PARTY OUTLET CORP.

Dated:  April 30, 2003              By: /s/ Gary W. Rada
                                        -----------------
                                           Gary W. Rada
                                           President and Chief Executive Officer

Dated:  April 30, 2003              By: /s/  James D. Constantine
                                        -------------------------
                                           James D. Constantine
                                           Executive Vice President and Chief
                                           Financial and Accounting Officer

Exhibit 99.1 Certifications.

CERTIFICATIONS

I, Gary W. Rada, President and Chief Executive Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report, as amended, on Form 10-Q/A of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report, as amended, is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, as amended, (the "Evaluation Date"); and

        c) presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003

                                           /s/ Gary W. Rada
                                           ----------------
                                           Gary W. Rada
                                           President and Chief Operating Officer

I, James D. Constantine, Executive Vice President and Chief Financial and Administrative Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report, as amended, on Form 10-Q/A of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended, and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report, as amended, is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, as amended (the "Evaluation Date"); and

        c) presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003

                                /s/ James D. Constantine
                                ------------------------
                                James D. Constantine
                                Executive Vice President and Chief Financial and
                                           Administrative Officer