Form 10-Q/A
period 2002-08-03
FACTORY CARD OUTLET CORP
filed 2003-04-30
CIK 1024441

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

The number of shares of the Registrant's Common Stock outstanding as of September 12, 2002 was 1,512,448.

                        Factory Card & Party Outlet Corp.

                                   Form 10-Q/A

                      For the Quarter Ended August 3, 2002
                                      Index

                                                                                                      Page

            Explanatory Note                                                                            2

            Cautionary Statement Regarding Forward-Looking Statements                                   3

Part I      Financial Information

Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited) - as of August 3, 2002 (Successor
             Company) and as of February 2, 2002 (Predecessor Company)                                  4

            Condensed Consolidated Statements of Operations (Unaudited) - three months ended
             August 3, 2002, four months ended August 3, 2002 (Successor Company), three months ended August 4, 2001, two months ended April 6, 2002 (as restated) and
             six months ended August 4, 2001 (Predecessor Company)                                      5

            Condensed Consolidated Statements of Cash Flows (Unaudited) - four months ended
             August 3, 2002 (Successor Company), two months ended April 6, 2002 (as
             restated) and six months ended August 4, 2001 (Predecessor Company)                        6

            Notes to Condensed Consolidated Financial Statements - (Unaudited)                         7-16

Item 2      Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                                17-24

Item 3      Quantitative and Qualitative Disclosures About Market Risk                                 24

Part II     Other Information
             Item 1.  Legal Proceedings                                                                24
             Item 2.  Changes in Securities and Use of Proceeds                                        24
             Item 3.  Defaults Upon Senior Securities                                                  24
             Item 4.  Submission of Matters to a Vote of Security Holders                              25
             Item 5.  Other Information                                                                25
             Item 6.  Exhibits and Reports on Form 8-K                                                25-26
             Signatures                                                                                27
             Certifications                                                                            28

                        FACTORY CARD & PARTY OUTLET CORP.

                                EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q is to amend and restate the reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) as previously filed in our Quarterly Report on Form 10-Q on September 16, 2002.

Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 4, 2002, we determined that our reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) need to be restated. In connection with the reorganization, we issued 1,349,995 shares of our new common stock to certain of the unsecured creditors. The fair value of these shares was $9.5 million. We initially recorded the issuance of these shares as a charge to stockholders' equity. We have determined that the fair value of the shares issued should have also been recorded as a reorganization item in the Condensed Consolidated Statement of Operations in the two months ended April 6, 2002. As a result, we have restated our Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company). The Condensed Consolidated Statements of Operations and Cash Flows for the four months ended August 3, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at August 3, 2002 (Successor Company) are not affected by the aforementioned restatement. Additionally, the restatement has no effect on our liquidity or cash position. See note (10) in the Notes to Condensed Consolidated Financial Statements for summary of the significant effects of the restatement.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002, or materially modify or update those disclosures, except as discussed above.

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                         Successor         Predecessor
                                                                          Company            Company
                                                                      ----------------    ---------------
                                                                         August 3,         February 2,
                                                                            2002               2002
                                                                      ----------------    ---------------
    ASSETS

    Current assets:
      Cash                                                            $            187    $           182
      Merchandise inventories                                                   47,165             59,496
      Prepaid expenses and other                                                 4,228              2,949
                                                                      ----------------    ---------------
        Total current assets                                                    51,580             62,627

    Fixed assets, net                                                            6,309             18,414
    Other assets                                                                   414                258
                                                                      ----------------    ---------------
        Total assets                                                  $         58,303    $        81,299
                                                                      ================    ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities:
      Debt                                                            $         17,090    $             -
      Debtor-in-possession financing                                                 -             27,260
      Accounts payable                                                          12,401              8,071
      Accrued expenses                                                           7,183              9,698
      Current portion of long term debt and capital lease
       obligations                                                                 431                305
                                                                      ----------------    ---------------
        Total current liabilities                                               37,105             45,334
                                                                      ----------------    ---------------
    Long term debt and capital lease obligations                                 6,070                338
    Deferred rent liabilities                                                      726                  -
    Liabilities subject to compromise                                                -             54,560
                                                                      ----------------    ---------------
        Total liabilities                                                       43,901            100,232

    Stockholders' equity (deficit)                                              14,402            (18,933)
                                                                      ----------------    ---------------
        Total liabilities and stockholders' equity (deficit)          $         58,303    $        81,299
                                                                      ================    ===============

     See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                 Successor        Predecessor      Successor     Predecessor     Predecessor
                                                  Company           Company         Company        Company         Company
                                               -------------     -------------   -------------  -------------    ------------
                                                   Three             Three            Four           Two             Six
                                                  Months            Months           Months         Months          Months
                                                   Ended             Ended           Ended          Ended           Ended
                                                 August 3,         August 4,        August 3,      April 6,        August 4,
                                                   2002              2001             2002          2002             2001
                                               -------------     -------------   -------------  -------------    ------------
                                                                                               [as restated -
                                                                                               see note (10)]
Net sales                                      $      59,733     $      57,013   $      77,920  $      40,837    $      113,249
Cost of sales                                         37,808            36,403          49,405         26,991            73,945
                                               -------------     -------------   -------------  -------------    --------------
   Gross profit                                       21,925            20,610          28,515         13,846            39,304
Selling, general and administrative expenses          17,869            15,848          23,566         12,212            32,922
Depreciation                                             356             1,745             456          1,030             3,497
Reorganization items                                       -             1,218               -        (18,840)            2,622
Interest expense                                         412               627             566            374             1,451
                                               -------------     -------------   -------------  -------------    --------------
   Income (loss) before income tax expense
    (benefit)                                          3,288             1,172           3,927         19,070            (1,188)
Income tax expense (benefit)                           1,311                 -           1,560           (360)                -
                                               -------------     -------------   -------------  -------------    --------------
   Net income (loss)                           $       1,977     $       1,172   $       2,367  $      19,430    $       (1,188)
                                               =============     =============   =============  =============    ==============

   Net income per share - basic                $        1.38                     $        1.65
                                               -------------                     -------------
Weighted average shares outstanding - basic        1,432,486                         1,430,619
                                               -------------                     -------------

   Net income per share - diluted              $        1.35                     $        1.62
                                               -------------                     -------------

Weighted average shares outstanding -
 diluted                                           1,463,555                         1,461,688
                                               -------------                     -------------

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                        Successor       Predecessor        Predecessor
                                                         Company          Company            Company
                                                     --------------    --------------    --------------
                                                      For the Four       For the Two      For the Six
                                                      Months Ended      Months Ended      Months Ended
                                                     August 3, 2002    April 6, 2002     August 4, 2001
                                                     --------------    --------------    --------------
                                                                       [as restated -
                                                                       see note (10)]
Cash flows from operating activities:
  Net income (loss)                                  $        2,367    $       19,430    $       (1,188)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Plan of reorganization and fresh start
    adjustments                                                   -           (21,898)                -
      Depreciation and amortization of fixed
       assets                                                   456             1,030             3,497
      Amortization of deferred financing costs                   30                26               376
      Amortization of deferred compensation                      47                 -                 -
      Non cash portion of reorganization items                    -             1,275               772
      Benefit of pre-confirmation net operating
       losses                                                 1,850                 -                 -
      Changes in assets and liabilities:
        Merchandise inventories                               4,425             2,212             2,025
        Prepaid expenses and other assets                     1,019            (2,594)              651
        Accounts payable                                      1,039             3,336             2,331
        Accrued expenses                                     (5,351)            2,020            (1,315)
        Deferred rent obligation                                726                 -                 -
        Liabilities subject to compromise                         -                 -                99
                                                     --------------    --------------    --------------
Net cash provided by operating activities                     6,608             4,837             7,248
                                                     --------------    --------------    --------------
Net cash used in investing activities - purchase
 of fixed assets, net                                          (924)             (257)             (550)
                                                     --------------    --------------    --------------
Cash flow provided by (used in) financing activities:
  Borrowings                                                 76,632            38,381           112,822
  Repayment of debt                                         (82,285)          (42,898)         (119,524)
  Payment of capital lease obligations                         (176)              (56)             (104)
  Increase in long term debt                                     46                 -                 -
  Cash received from exercise of management stock
   warrants                                                      97                 -                 -
                                                     --------------    --------------    --------------
Net cash used in financing activities                        (5,686)           (4,573)           (6,806)
                                                     --------------    --------------    --------------
Net increase (decrease) in cash                                  (2)                7              (108)
Cash at beginning of period                                     189               182               281
                                                     --------------    --------------    --------------
Cash at end of period                                $          187    $          189    $          173
                                                     --------------    --------------    --------------

Supplemental cash flow information:
  Interest paid                                      $          221    $          334    $        1,121
  Cash paid for reorganization items                          5,233             1,055             1,497
Supplemental non cash information:
  Stock issued (successor company)                                -           (10,040)                -
  Fair value adjustments                                          -            10,406                 -
  Stock retired (predecessor company) and debt
   discharge                                                      -           (22,828)                -
  Deferred compensation                                         517               564                 -
  Capital lease obligations                                       -                56                 -

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

                                        Predecessor       Plan of              Fresh Start           Successor
                                       April 6, 2002   Reorganization          Adjustments         April 6, 2002
                                       --------------  --------------        --------------       ----------------
ASSETS

Current assets:
  Cash                                 $         189   $                     $                    $           189
  Merchandise inventories                     56,987                                 (5,396)i              51,591
  Prepaid expenses and other                   5,251                                                        5,251
                                       -------------   --------------        --------------       ---------------
    Total current assets                      62,427                                 (5,396)               57,031

Fixed assets, net                             17,600                                (11,760)a               5,840
Other assets                                     240              200b                                        440
                                       -------------   --------------        --------------       ---------------

    Total assets                       $      80,267   $          200        $      (17,156)      $        63,311
                                       =============   ==============        ==============       ===============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)

Current liabilities:
  Debt                                 $               $       22,743 c      $                    $        22,743
  Debtor-in-possession financing              22,543          (22,543)c
  Accounts payable                            11,407           (3,130)d                                     8,277
  Accrued expenses                            12,534                                                       12,534
  Liabilities subject to settlement                             3,085e                                      3,085
                                       -------------   --------------        --------------       ---------------
    Total current liabilities                 46,484              155                                      46,639
                                       -------------   --------------        --------------       ---------------
Long term notes payable and
 capital leases                                1,128            5,504d,h                                    6,632
Deferred rent liabilities                          -            6,750f               (6,750)a                   -
Liabilities subject to compromise             54,056          (54,056)f                                         -
                                       -------------   --------------        --------------       ---------------
    Total liabilities                        101,668          (41,647)               (6,750)               53,271

  Stockholders' equity (deficit)             (21,401)          41,847g              (10,406)g              10,040
                                       -------------   --------------        --------------       ---------------
    Total liabilities &
     stockholders' equity (deficit)    $      80,267   $          200        $      (17,156)a    $         63,311
                                       =============   ==============        ==============       ===============

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

        The following table summarizes the components of Short and Long Term Debt and Capital Lease Obligations at August 3, 2002.

                                                                    August 3,
                                                                      2002
                                                                ---------------
        Trade conversion note                                   $         3,130
        Discounted value of extended creditor payment                     2,420
        Financing agreements                                                803
        Capital leases                                                      148
                                                                ---------------
          Total                                                 $         6,501
                                                                ===============

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

(6)     Earnings Per Share

        In accordance with SFAS No. 128 "Earnings per Share", earnings per share
        - basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share - diluted includes, in addition to the above, the effect of potentially dilutive securities, if dilutive.

        The reconciliation of earnings per share basic to earnings per share diluted is as follows:

                                                                      Income            Shares          Per share
                                                                  --------------    --------------    --------------
        For the three fiscal months ended August 3, 2002:
        Earnings per share - basic:
          Net income                                              $        1,977         1,432,486    $         1.38

        Effect of dilutive securities:
           Stock options and warrants                                                       31,069
        Earnings per share - diluted:
           Net income                                             $        1,977         1,463,555    $         1.35
                                                                  ==============    ==============    ==============

                                                                      Income            Shares          Per share
                                                                  --------------    --------------    --------------
        For the four fiscal months ended August 3, 2002:
        Earnings per share - basic:
          Net income                                              $        2,367         1,430,619    $         1.65

        Effect of dilutive securities:
          Stock options and warrants                                                        31,069
        Earnings per share - diluted:
          Net income                                              $        2,367         1,461,688    $         1.62
                                                                  ==============    ==============    ==============

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

                                                         Predecessor        Predecessor     Predecessor
                                                           Company           Company          Company
                                                        ---------------    -------------    -------------
                                                             Two              Three             Six
                                                            months            months          months
                                                            ended             ended            ended
                                                           April 6,         August 4,        August 4,
                                                             2002              2001            2001
                                                        ---------------    -------------    -------------
           Professional fees                            $         1,379    $         597    $       1,419
           Severance/retention bonus                              1,026              200              718
           Closed store expense                                     311              363              406
           Fresh start adjustments                               10,406                -                -
           Forgiveness of debt                                  (41,847)               -                -
           Unsecured creditors' ownership share
            of reorganized Company                                9,543                -                -
           Other                                                    342               58               79
                                                        ---------------    -------------    -------------
             Total                                      $       (18,840)   $       1,218    $       2,622
                                                        ---------------    -------------    -------------

        The Successor Company has not recorded any Reorganization Items in the four month period ended August 3, 2002.

(8)     Income Taxes

        Since the Company utilized fresh start accounting upon emerging from bankruptcy, income tax expense of $1,560 for the four months ended August 3, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. Because the Company utilized net operating loss carryforwards, we did not pay federal income taxes in the four months ended August 3, 2002. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

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

(9)     Related Party Transactions

        As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and five percent was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. There were no purchases from that entity during the quarterly period ended August 3, 2002 and no amounts were owed at August 3, 2002. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed to be consummated on terms equivalent to those prevailing in an arm's length transaction.

(10)    Restatement of Reorganization Items

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

                                                              Predecessor             Predecessor
                                                              2002 Company           2002 Company
                                                        ------------------------    ------------------
                                                            Two months ended        Two months ended
                                                             April 6, 2002            April 6, 2002
                                                        [as previously reported]     [as restated]
                                                        ------------------------    ------------------
              Net sales                                 $                 40,837    $          40,837
              Cost of sales                                               26,991               26,991
                                                        ------------------------    -----------------
                Gross profit                                              13,846               13,846
              Selling, general and administrative
               expenses                                                   12,212               12,212
              Depreciation                                                 1,030                1,030
              Reorganization items                                       (28,383)             (18,840)
              Interest expense                                               374                  374
                                                        ------------------------    -----------------
                  Income before income tax expense                        28,613               19,070
              Income tax expense (benefit)                                  (360)                (360)
                                                        ------------------------    -----------------
              Net income                                $                 28,973    $          19,430
                                                        ========================    =================

        The Condensed Consolidated Statements of Operations and Cash Flows for the four months ended August 3, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at August 3, 2002 (Successor Company) are not affected by the aforementioned restatement. Additionally, the restatement has no effect on the Company's liquidity or cash position.

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

        On March 23, 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code under case numbers 99-685(JCA) and 99-686(JCA). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Company's Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. See Note (1) to the Notes to the Condensed Consolidated Financial Statements for a summary of the principal provisions of the Plan of Reorganization.

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

        As discussed in Note (10) to the Company's Condensed Consolidated Financial Statements, the Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company) have been restated. The following discussion and analysis gives effect to the restatement.

Results of Operations

        The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management's discussion and analysis.

                                                                  Three fiscal
                                                 Three fiscal        months
                                                 months ended        ended            Six fiscal months ended
                                                --------------    -------------    ------------------------------
                                                                                     Combined
                                                                                     results
                                                  August 3,         August 4,        August 3,        August 4,
                                                    2002              2001             2002             2001
                                                --------------    -------------    ------------     -------------
Net sales                                                100.0%           100.0%          100.0%            100.0%
Cost of sales                                             63.3             63.9            64.3              65.3
                                                --------------    -------------    ------------     -------------
  Gross profit                                            36.7             36.1            35.7              34.7
Selling, general and administrative expenses              29.9             27.8            30.1              29.1
Depreciation                                               0.6              3.0             1.3               3.0
Reorganization items                                         -              2.1           (15.9)              2.3
Interest expense                                           0.7              1.1             0.8               1.3
                                                --------------    -------------    ------------     -------------
  Income (loss) before income tax expense                  5.5              2.1            19.4              (1.0)
Income tax expense                                         2.2                -             1.0                 -
                                                --------------    -------------    ------------     -------------
Net income (loss)                                          3.3%             2.1%           18.4%             (1.0)%
                                                ==============    =============    ============     =============
Number of stores open at end of period                     171              173             171               173

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

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,021 or 12.8% to $17,869 for the second quarter of fiscal 2002 from $15,848 for the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 29.9% in the second quarter of fiscal 2002 from 27.8% in the second quarter of fiscal 2001. This increase primarily relates to a $425 increase in insurance costs, $560 increase in advertising costs and $240 of severance costs.

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

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,856 or 8.7%, to $35,778 for the first half of fiscal 2002 from $32,922 for the first half of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 30.1% in the first half of fiscal 2002 from 29.1% in the first half of fiscal 2001. This increase relates primarily to a $758 increase in insurance costs and $381 of remodel costs.

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

        Reorganization Items, net. Reorganization Items fluctuated $21,462 for the first half of fiscal 2002 from $2,622 for the first half of fiscal 2001. The change relates to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of Reorganization and fresh-start adjustments. The major components of Reorganization Items are as follows:

                                                     Six Months ended     Six Months Ended
                                                      August 3, 2002       August 4, 2001
                                                     ----------------     ----------------
   Professional fees                                 $          1,379     $          1,419
   Severance/retention bonus                                    1,026                  718
   Closed store expense                                           311                  406
   Fresh start adjustments                                     10,406                    -
   Forgiveness of debt                                        (41,847)                   -
   Unsecured creditors' ownership share of
    reorganized Company                                         9,543                    -
   Other                                                          342                   79
                                                     ----------------     ----------------
    Total                                            $        (18,840)     $         2,622
                                                     ----------------     ----------------

The Successor Company has not recorded any Reorganization Items in the four month period ended August 3, 2002.

        Income Taxes. Income tax expense of $1,560 for the four fiscal months ended August 3, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

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

        As of August 3, 2002, the Company had $17,090 borrowings outstanding under the New Loan Agreement and had utilized approximately $2,420 under the New Loan Agreement to issue letters of credit. The following table sets forth certain consolidated statements of cash flows:

                                              Six months        Six months
                                             ended August      ended August
                                              3, 2002            4, 2001
                                            -------------     -------------
Cash provided by operating activities       $      11,445     $       7,248
                                            -------------     -------------
Cash used in investing activities           $      (1,181)    $        (550)
                                            -------------     -------------
Cash used in financing activities           $     (10,259)    $      (6,806)
                                            -------------     -------------

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

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company has adopted the provisions of SFAS No. 143 and it did not have a material impact of the Company's consolidated financial position or results of operations.

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

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is subject to market risks from changes in interest rates. As of August 3, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based upon earnings performance and the London Interbank Offered Rate ("LIBOR"). A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the two months ended April 6, 2002 and the four months ended August 3, 2002 would not have had a material impact on our financial position or results of operations.

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

        Exhibit 10.9 (2) Form of Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

        Exhibit 10.10 (2) First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

        Exhibit 10.11 (2) Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

        Exhibit 99.1 Independent Accountants' Report from Deloitte & Touche,
        LLP.

        Exhibit 99.2 Acknowledgement of Awareness Letter from Deloitte & Touche, LLP dated September 16, 2002 (March 5, 2003 as to the effect of the restatement described in Note 10) Concerning Unaudited Interim Financial Information.

        Exhibit 99.3 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

        NOTES

        (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23,2002

        (2) Incorporated by reference to the Company's Current Report on Form 10-Q as filed on June 18, 2002.

        (b) Reports on 8-K

        Company's current Report on Form 8-K filed on June 13, 2002 - Changes in Registrant's Certifying Accountant.

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

Date:  April 30, 2003

                                           /s/ Gary W. Rada
                                           -------------------------------------
                                           Gary W. Rada
                                           President and Chief Operating Officer

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