Form 10-Q/A
period 2002-11-02
FACTORY CARD OUTLET CORP
filed 2003-04-30
CIK 1024441

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

                          Commission File Number: 21859

                        FACTORY CARD & PARTY OUTLET CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-3652087
 -------------------------------         --------------------------------------
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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

The number of shares of the Registrant's Common Stock outstanding as of December 10, 2002 was 1,512,448.

                        Factory Card & Party Outlet Corp.

                                   Form 10-Q/A

                     For the Quarter Ended November 2, 2002
                                      Index

                                                                                                  Page
            Explanatory Note                                                                       2

            Cautionary Statement Regarding Forward-Looking Statements                              3

Part I      Financial Information

Item 1      Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited) - as of November 2, 2002
             (Successor Company) and as of February 2, 2002 (Predecessor Company)                  4

            Condensed Consolidated Statements of Operations (Unaudited) - three months ended November 2, 2002, seven months ended November 2, 2002 (Successor
              Company), three months ended November 3, 2001, two months ended April 6, 2002
              (as restated) and nine months ended November 3, 2001 (Predecessor Company)           5

            Condensed Consolidated Statements of Cash Flows (Unaudited) - seven months ended
              November 2, 2002 (Successor Company), two months ended April 6, 2002 (as
              restated) and nine months ended November 3, 2001 (Predecessor Company)               6

            Notes to Condensed Consolidated Financial Statements - (Unaudited)                    7-17

Item 2      Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                           17-23

Item 3      Quantitative and Qualitative Disclosures About Market Risk                            23

Item 4      Controls and Procedures                                                               24

Part II     Other Information
              Item 1.  Legal Proceedings                                                          24
              Item 2.  Changes in Securities and Use of Proceeds                                  24
              Item 3.  Defaults Upon Senior Securities                                            24
              Item 4.  Submission of Matters to a Vote of Security Holders                        24
              Item 5.  Other Information                                                          24
              Item 6.  Exhibits and Reports on Form 8-K                                          24-26
              Signatures                                                                          27
              Certifications                                                                      28

                        FACTORY CARD & PARTY OUTLET CORP.

                                EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q is to amend and restate the reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) as previously filed in our Quarterly Report on Form 10-Q on December 12, 2002.

Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended May 4, 2002, we determined that our reorganization items recorded in the two months ended April 6, 2002 (Predecessor Company) need to be restated. In connection with the reorganization, we issued 1,349,995 shares of our new common stock to certain of the unsecured creditors. The fair value of these shares was $9.5 million. We initially recorded the issuance of these shares as a charge to stockholders' equity. We have determined that the fair value of the shares issued should have also been recorded as a reorganization item in the Condensed Consolidated Statement of Operations in the two months ended April 6, 2002. As a result, we have restated our Condensed Consolidated Statements of Operations and Cash Flows for the two months ended April 6, 2002 (Predecessor Company). The Condensed Consolidated Statements of Operations and Cash Flows for the seven months ended November 2, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at November 2, 2002 (Successor Company) are not affected by the aforementioned restatement. Additionally, the restatement has no effect on our liquidity or cash position. See note (10) in the Notes to Condensed Consolidated Financial Statements for summary of the significant effects of the restatement.

This Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002, or materially modify or update those disclosures, except as discussed above.

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                             Successor        Predecessor
                                                                              Company           Company
                                                                          ----------------   ----------------
                                                                            November 2,        February 2,
                                                                                2002              2002
                                                                          ----------------   ----------------
          ASSETS

          Current assets:
           Cash                                                           $            191   $            182
           Merchandise inventories                                                  52,832             59,496
           Prepaid expenses and other                                                4,116              2,949
                                                                          ----------------   ----------------
            Total current assets                                                    57,139             62,627

          Fixed assets, net                                                          6,548             18,414
          Other assets                                                                 383                258
                                                                          ----------------   ----------------

            Total assets                                                  $         64,070   $         81,299
                                                                          ================   ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

          Current liabilities:
            Debt                                                          $         18,875   $              -
            Debtor-in-possession financing                                               -             27,260
            Accounts payable                                                        15,407              8,071
            Accrued expenses                                                         7,741              9,698
            Current portion of long term debt and capital lease
             obligations                                                               407                305
                                                                          ----------------   ----------------
            Total current liabilities                                               42,430             45,334
                                                                          ----------------   ----------------

          Long term debt and capital lease obligations                               5,991                338
          Deferred rent liabilities                                                  1,308                  -
          Liabilities subject to compromise                                              -             54,560
                                                                          ----------------   ----------------

            Total liabilities                                                       49,729            100,232

            Stockholders' equity (deficit)                                          14,341            (18,933)
                                                                          ----------------   ----------------

            Total liabilities and stockholders' equity (deficit)          $         64,070   $         81,299
                                                                          ================   ================

        See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                   Successor     Predecessor    Successor     Predecessor    Predecessor
                                                    Company        Company       Company        Company        Company
                                                  -----------   ------------   -----------   ------------   ------------
                                                     Three         Three         Seven           Two            Nine
                                                    Months        Months        Months         Months          Months
                                                     Ended         Ended         Ended          Ended          Ended
                                                   November       November      November       April 6,       November
                                                   2, 2002        3, 2001       2, 2002          2002          3, 2001
                                                  -----------   ------------   -----------   ------------   ------------
                                                                                                 [as
                                                                                             restated -
                                                                                              see note
                                                                                                (10)]
Net sales                                         $    48,942   $     51,480       126,862   $     40,837   $    164,729
Cost of sales                                          32,540         34,665        81,945         26,991        108,609
                                                  -----------   ------------   -----------   ------------   ------------
 Gross profit                                          16,402         16,815        44,917         13,846         56,120

Selling, general and administrative
 expenses                                              15,919         15,872        39,485         12,212         48,794
Depreciation                                              393          1,697           849          1,030          5,194
Reorganization items                                        -          1,711             -        (18,840)         4,334
Interest expense                                          419            666           985            374          2,117
                                                  -----------   ------------   -----------   ------------   ------------
 Income (loss) before income tax expense
  (benefit)                                              (329)        (3,131)        3,598         19,070         (4,319)
Income tax expense (benefit)                             (132)             -         1,428           (360)             -
                                                  -----------   ------------   -----------   ------------   ------------
 Net income (loss)                                $      (197)  $     (3,131)        2,170   $     19,430   $     (4,319)
                                                  ===========   ============   ===========   ============   ============

 Net income (loss) per share - basic              $     (0.14)                 $      1.51
                                                  -----------                  -----------

Weighted average shares outstanding - basic         1,437,448                    1,433,578
                                                  -----------                  -----------

 Net income (loss) per share - diluted            $     (0.14)                 $      1.44
                                                  -----------                  -----------

Weighted average shares outstanding -  diluted      1,437,448                    1,501,830
                                                  -----------                  -----------

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                           Successor           Predecessor         Predecessor
                                                            Company              Company             Company
                                                        ---------------     -----------------     ---------------
                                                         For the Seven         For the Two         For the Nine
                                                         Months Ended          Months Ended        Months Ended
                                                          November 2,            April 6,           November 3,
                                                             2002                  2002                2001
                                                        ---------------     -----------------     ---------------
                                                                              [as restated -
                                                                              see note (10)]
Cash flows from operating activities:
 Net income (loss)                                      $         2,170     $          19,430     $        (4,319)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Plan of reorganization and fresh start
    adjustments                                                       -               (21,898)                  -
   Depreciation and amortization of fixed assets                    849                 1,030               5,194
   Amortization of deferred financing costs                          57                    26                 508
   Amortization of deferred compensation                             82                     -                   -
   Non cash portion of reorganization items                           -                 1,275               1,447
   Benefit of pre-confirmation net operating
    losses                                                        1,952                     -                   -
   Changes in assets and liabilities:
      Merchandise inventories                                    (1,241)                2,212              (6,097)
      Prepaid expenses and other assets                           1,135                (2,594)               (967)
      Accounts payable                                            4,045                 3,336               3,810
      Accrued expenses                                           (4,793)                2,020                  61
      Deferred rent obligation                                    1,308                     -                   -
      Liabilities subject to compromise                               -                     -                  40
                                                        ---------------     -----------------     ---------------
Net cash provided by (used in) operating activities               5,564                 4,837                (323)
                                                        ---------------     -----------------     ---------------
Net cash used in investing activities - purchase
 of fixed assets, net                                            (1,557)                 (257)               (883)
                                                        ---------------     -----------------     ---------------
Cash flow provided by (used in) financing activities:
 Borrowings                                                     129,827                38,381             174,874
 Repayment of debt                                             (133,695)              (42,898)           (173,569)
 Payment of capital lease obligations                              (311)                  (56)               (184)
 Increase in long term debt                                          77                     -                   -
 Cash received from exercise of management stock
  warrants                                                           97                     -                   -
                                                        ---------------     -----------------     ---------------
Net cash provided by (used in) financing activities              (4,005)               (4,573)              1,121
                                                        ---------------     -----------------     ---------------
Net increase (decrease) in cash                                       2                     7                 (85)
Cash at beginning of period                                         189                   182                 281
                                                        ---------------     -----------------     ---------------
Cash at end of period                                   $           191     $             189     $           196
                                                        ---------------     -----------------     ---------------
Supplemental cash flow information:
 Interest paid                                          $           707     $             334     $         1,689
 Alternative minimum taxes paid                                      37                     -                   -
 Cash paid for reorganization items                               5,582                 1,055               1,472
Supplemental non cash information:
 Stock issued (successor company)                                     -               (10,040)                  -
 Fair value adjustments                                               -                10,406                   -
 Stock retired (predecessor company) and debt
  discharge                                                           -               (22,828)                  -
 Deferred compensation                                              482                   564                   -
 Capital lease obligations                                            -                    56                   -

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

                                                                                        Fresh
                                                Predecessor         Plan of             Start           Successor
                                               April 6, 2002     Reorganization      Adjustments      April 6, 2002
                                               --------------    --------------     --------------    --------------
ASSETS

Current assets:
  Cash                                         $          189    $                  $                 $          189
  Merchandise inventories                              56,987                               (5,396)i          51,591
  Prepaid expenses and other                            5,251                                                  5,251
                                               --------------    --------------     --------------    --------------
    Total current assets                               62,427                               (5,396)           57,031

Fixed assets, net                                      17,600                              (11,760)a           5,840
Other assets                                              240               200b                                 440
                                               --------------    --------------     --------------    --------------
    Total assets                               $       80,267    $          200     $      (17,156)   $       63,311
                                               ==============    ==============     ==============    ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
   Debt                                        $                 $       22,743c    $                 $       22,743
   Debtor-in- possession financing                     22,543           (22,543)c
   Accounts payable                                    11,407            (3,130)d                              8,277
   Accrued expenses                                    12,534                                                 12,534
   Liabilities subject to settlement                                      3,085e                               3,085
                                               --------------    --------------     --------------    --------------
    Total current liabilities                          46,484               155                               46,639
                                               --------------    --------------     --------------    --------------

Long term notes payable and capital leases              1,128             5,504d,h                             6,632
Deferred rent liabilities                                   -             6,750f            (6,750)a               -
Liabilities subject to compromise                      54,056           (54,056)f                                  -
                                               --------------    --------------     --------------    --------------

    Total liabilities                                 101,668           (41,647)            (6,750)           53,271

  Stockholders' equity (deficit)                      (21,401)           41,847g           (10,406)g          10,040
                                               --------------    --------------     --------------    --------------

    Total liabilities & stockholders' equity
     (deficit)                                 $       80,267    $          200     $      (17,156)a  $       63,311
                                               ==============    ==============     ==============    ==============

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

        In September 2002, the FASB issued Emerging Issues Task Force ("EITF") 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. The Company's accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

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

                                                          November 2,
                                                             2002
                                                        --------------
        Trade conversion note                           $        3,130
        Discounted value of extended creditor payment            2,451
        Financing agreements                                       710
        Capital leases                                             107
                                                        --------------
          Total                                         $        6,398
                                                        ==============

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

        The reconciliation of earnings per share basic to earnings per share diluted is as follows:

                                                              Income (loss)        Shares        Per share
                                                             ---------------    ------------    -----------
        For the three fiscal months ended November 2, 2002:
        Earnings per share - basic:
           Net loss                                          $          (197)      1,437,448    $     (0.14)

        Effect of dilutive securities:
           Stock options and warrants                                                      -
        Earnings per share - diluted:
                                                             ---------------    ------------    -----------
           Net loss                                          $          (197)      1,437,448    $     (0.14)
                                                             ===============    ============    ===========

                                                                 Income            Shares        Per share
                                                             ---------------    ------------    -----------
        For the seven fiscal months ended November 2, 2002:
        Earnings per share - basic:
           Net income                                        $         2,170       1,433,578    $      1.51

        Effect of dilutive securities:
           Stock options and warrants                                                 68,252
        Earnings per share - diluted:
                                                             ---------------    ------------    -----------
           Net income                                        $         2,170       1,501,830    $      1.44
                                                             ===============    ============    ===========

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

                                           Predecessor        Predecessor        Predecessor
                                             Company            Company            Company
                                         ----------------   ----------------   ---------------
                                            Two months        Three months       Nine months
                                              ended              ended              ended
                                             April 6,          November 3,        November 3,
                                               2002               2001               2001
                                         ----------------   ----------------   ---------------
        Professional fees                $          1,379   $          1,090   $         2,509
        Severance/retention bonus                   1,026                675             1,394
        Closed store expense                          311                (62)              344
        Fresh start adjustments                    10,406                  -                 -
        Forgiveness of debt                       (41,847)                 -                 -
        Unsecured creditors' ownership
         share of reorganized company               9,543                  -                 -
        Other                                         342                  8                87
                                         ----------------   ----------------   ---------------
          Total                          $        (18,840)  $          1,711   $         4,334
                                         ================   ================   ===============

        The Successor Company has not recorded any Reorganization Items in the seven month period ended November 2, 2002.

(8)     Income Taxes

        Since the Company utilized fresh start accounting upon emerging from bankruptcy, income tax expense of $1,428 for the seven months ended November 2, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. Because the Company utilized net operating loss carryforwards, we did not pay federal income taxes in the seven months ended November 2, 2002. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

        The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income. In the seven month period ended November 2, 2002, the Company has recorded $523 in new deferred tax assets related to deferred rent liabilities which is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The Company believes they will realize the benefit of the new deferred tax asset in future periods and therefore has not recorded a valuation allowance at this time.

(9)     Related Party Transactions

        As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and five percent was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. There were no purchases from that entity during the quarterly period ended November 2, 2002 and no amounts were owed at November 2, 2002. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed to be consummated on terms equivalent to those prevailing in an arm's length transaction.

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

                                                        Predecessor        Predecessor
                                                        2002 Company       2002 Company
                                                      ----------------   ----------------
                                                      Two months ended
                                                        April 6, 2002    Two months ended
                                                       [as previously     April 6, 2002
                                                          reported]        [as restated]
                                                      ----------------   ----------------
               Net sales                              $         40,837   $         40,837

               Cost of sales                                    26,991             26,991
                                                      ----------------   ----------------
                  Gross profit                                  13,846             13,846
               Selling, general and administrative
                expenses                                        12,212             12,212
               Depreciation                                      1,030              1,030
               Reorganization items                            (28,383)           (18,840)
               Interest expense                                    374                374
                                                      ----------------   ----------------
                  Income before income tax expense              28,613             19,070
               Income tax expense (benefit)                       (360)              (360)
                                                      ----------------   ----------------
               Net income                             $         28,973   $         19,430
                                                      ================   ================

        The Condensed Consolidated Statements of Operations and Cash Flows for the seven months ended November 2, 2002 (Successor Company) as well as the Condensed Consolidated Balance Sheet at November 2, 2002 (Successor Company) are not affected by the aforementioned restatement.

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

                                                                 Three fiscal
                                                Three fiscal        months
                                                months ended        ended          Nine fiscal months ended
                                               --------------   --------------   ----------------------------
                                                                                   Combined
                                                                                   results
                                                 November 2,       November3,      November      November 3,
                                                    2002             2001           2, 2002         2001
                                               --------------   --------------   ------------   -------------
Net sales                                               100.0%           100.0%         100.0%          100.0%
Cost of sales                                            66.5             67.3           65.0            65.9
                                               --------------   --------------   ------------   -------------
   Gross profit                                          33.5             32.7           35.0            34.1
Selling, general and administrative expenses             32.5             30.9           30.8            29.6
Depreciation                                              0.8              3.3            1.1             3.2
Reorganization items                                        -              3.3          (11.2)            2.6
Interest expense                                          0.9              1.3            0.8             1.3
                                               --------------   --------------   ------------   -------------
    Income (loss) before income tax expense              (0.7)            (6.1)          13.5            (2.6)
Income tax expense (benefit)                             (0.3)               -            0.6               -
                                               --------------   --------------   ------------   -------------
Net income (loss)                                        (0.4)%           (6.1)%         12.9%           (2.6)%
                                               ==============   ==============   ============   =============
Number of stores open at end of period                    171              173            171             173

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

        Income taxes. Income tax benefit of $132 for the third quarter of fiscal 2002 is offset by a direct decrease to stockholders' equity.

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

        Reorganization Items, net. Reorganization Items fluctuated $23,174 for the nine fiscal month period ended November 2, 2002 from $4,334 for the nine fiscal month period ended November 3, 2001. The change relates to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities in accordance with the Company's Plan of Reorganization and fresh-start adjustments. The major components of Reorganization Items are as follows:

                                                   Nine Months      Nine Months
                                                 ended November   Ended November
                                                     2, 2002         3, 2001
                                                 --------------   --------------
        Professional fees                        $        1,379   $        2,509
        Severance/retention bonus                         1,026            1,394
        Closed store expense                                311              344
        Fresh start adjustments                          10,406                -
        Forgiveness of debt                             (41,847)               -

        Unsecured creditors' ownership share of
         reorganized Company                              9,543                -
        Other                                               342               87
                                                 --------------   --------------
         Total                                   $      (18,840)  $        4,334
                                                 ==============   ==============

The Successor Company has not recorded any Reorganization Items in the seven month period ended November 2, 2002.

        Income Taxes. Income tax expense of $1,428 for the seven fiscal month period ended November 2, 2002 is offset by a direct increase in stockholders' equity due to the Company's ability to utilize prior period net operating loss benefits. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

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

The following table sets forth certain consolidated statements of cash flows:

                                                  Nine months ended   Nine months ended
                                                   November 2, 2002    November 3, 2001
                                                  -----------------   -----------------
Cash provided by (used in) operating activities   $          10,401   $            (323)
                                                  -----------------   -----------------
Cash used in investing activities                 $          (1,814)  $            (883)
                                                  -----------------   -----------------
Cash provided by (used in) financing activities   $          (8,578)  $           1,121
                                                  -----------------   -----------------

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

        Net cash used in investing activities during the nine fiscal month period ended November 2, 2002 and the nine fiscal month period ended November 3, 2001 was $1,814 and $883, respectively. Net cash used in investing activities was primarily for capital expenditures for computer equipment, store remodeling and warehouse equipment for the distribution center.

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

        In September 2002, the FASB issued Emerging Issues Task Force ("EITF") 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. The Company's accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company is subject to market risks from changes in interest rates. As of November 2, 2002, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based upon earnings performance, the London Interbank Offered Rate ("LIBOR") and the prime rate. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the two months ended April 6, 2002 and the seven months ended November 2, 2002 would not have had a material impact on our financial position or results of operations.

ITEM 4.         CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Exhibit 10.9 (2) Form of Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

        Exhibit 10.10 (2) First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

        Exhibit 10.11 (2) Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

        Exhibit 99.1 Independent Accountants' Report from Deloitte & Touche,
        LLP.

        Exhibit 99.2 Acknowledgement of Awareness Letter from Deloitte & Touche, LLP dated December 9, 2002 (March 5, 2003 as to the effect of the restatement described in Note 10) Concerning Unaudited Interim Financial Information.

        Exhibit 99.3 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

        NOTES

        (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23, 2002

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

                        FACTORY CARD & PARTY OUTLET CORP.

Dated: April 30, 2002       By: /s/ Gary W. Rada
                                ------------------------------------------
                                     Gary W. Rada
                                     President and Chief Executive Officer

Dated: April 30, 2002       By: /s/ James D. Constantine
                                ------------------------------------------
                                     James D. Constantine
                                     Executive Vice President and Chief
                                      Financial and Administrative Officer
                                     [Principal Accounting Officer]

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

Date:  April 30, 2003

                                        /s/ James D. Constantine
                                        -------------------------------------
                                        James D. Constantine
                                        Executive Vice President and Chief
                                         Financial and Administrative Officer