Form 10-K
period 2003-02-01
FACTORY CARD OUTLET CORP
filed 2003-05-02
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended February 1, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                               to

Commission File Number: 21859

FACTORY CARD & PARTY OUTLET CORP.

(Exact name of registrant as specified in our charter)

DELAWARE	36-3652087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 Diehl Road, Naperville, IL 60563-2371

(Address of principal executive offices) (Zip Code)

(630) 579-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.01 par value

Series A Warrants to purchase Common Stock, $.01 par value, exercisable until April 9, 2006

Series B Warrants to purchase Common Stock, $.01 par value, exercisable until April 9, 2008

Series C Warrants to purchase Common Stock, $.01 par value, exercisable until April 9, 2010

Series D Warrants to purchase Common Stock, $.01 par value, exercisable until April 9, 2010

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 3, 2002 was approximately $8,894,000 computed on the basis of the last reported bid price per share $6.25 of such stock on the Over the Counter Bulletin Board system.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 22, 2003 was 1,512,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Factory Card & Party Outlet Corp.’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10K.

Factory Card & Party Outlet Corp.

Annual Report on Form 10-K

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

As used herein, unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Factory Card & Party Outlet Corp. and our subsidiary. As used herein, the term “fiscal year” refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st, unless otherwise noted.

Statements made in this Form 10-K, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are only good at time made and are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	dependence on key personnel;

•	competition;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	consumer confidence and consumer spending;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd. are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of April 22, 2003, we operated 171 stores in 20 states. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card, and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. We currently have plans to open up to seven additional stores in fiscal 2003. We closed one store in fiscal 2002, three stores in fiscal 2001 and seven stores in fiscal 2000.

Our stores provide customers with a value-oriented, “one-stop” shopping destination for party supply, greeting card and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings and baby showers as well as seasonal events including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Fourth of July, Halloween, Thanksgiving, Christmas and New Year’s Day and other family, religious and special occasions. Our stores average approximately 12,000 square feet, with approximately 80% of the space devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

Industry Overview

Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from party supply stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift-wrap, and related items, was estimated at $12 billion in sales in 2001.

Proceedings Under Chapter 11 of the Bankruptcy Code and Reorganization

On March 23, 1999, we filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On March 20, 2002, the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan”) that was filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

Certain of the principal provisions of the Plan are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% or higher shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was cancelled and 74,553 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of cancelled common stock.

•	We issued 1,349,995 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 75,000 shares of the new Common Stock to certain members of our management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of our new Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 166,667 shares of our new Common Stock.

•	We agreed to pay $1 million to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2.6 million, less any prepayments.

•	We converted an aggregate of $3.13 million post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on certain of our property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

We entered into a $40 million secured financing facility with Wells Fargo Retail Finance, LLC, which became effective concurrent with the Plan, to repay the outstanding amounts owed under our debtor in possession revolving financing agreement and fund our obligations under the Plan and our ongoing operations following emergence from bankruptcy.

Copies of the Disclosure Statement of our Amended Joint Plan of Reorganization is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Business Strategy

Our goal is to become a leading national specialty retailer in the party supply, greeting card, and special occasion industry.

The key elements of our current strategy are as follows:

Merchandise Offering.    We offer a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of our stores, our stores provide a single destination for a customer’s special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine’s Day, St. Patrick’s Day, Passover, Easter, Administrative Assistant’s Day, Mother’s Day, Father’s Day, Grandparent’s Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah, Kwanzaa and New Year’s; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise our merchandise offering:

•	Party Supplies—We stock a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, piñatas, banners, decorations, candles, decor and other related party items.

•	Greeting Cards—Our stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all sold at an everyday low price of 59 cents. Boxed everyday and holiday cards are regularly sold at substantial discounts.

•	Giftwrap—We believe our stores have become a destination for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sell most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

•	Balloons—Balloons are increasingly popular for all occasions. Our stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion.

•	Other Special Occasion Merchandise—We complement our major product lines by offering many other special occasion items in order to provide a “one-stop” shopping destination for customers. These items include candy, birthday and wedding items, candles and candleholders, stationery, gifts, novelty items and seasonal products.

Everyday Value Pricing.    Our strategy of everyday value pricing is designed to provide customers with consistent value on purchases. Our stores feature a “power aisle” offering a wide selection of opportunistic buys and manufacturers’ seasonal over-runs, all priced at deep discounts and frequently changed to create continued customer interest.

Attractive, Spacious and Festive Superstore Format.    We have an attractive and festive atmosphere within a spacious “easy to shop” store. The superstores are designed to provide a comfortable and convenient shopping experience, with bright lights and fixtures that offer customers easy access to merchandise. Our average store size is approximately 12,000 square feet.

Targeted Advertising.    We utilize a storewide direct mail program to reach targeted customers and highlight the breadth and value of our merchandise. The direct mail pieces are printed in color and range from four to twelve pages depending on the season. We plan to continue this direct mail program and support all holidays and special events.

Distribution Center and Office Complex.    Our three-story office building and 300,000 square-foot distribution center is on 39 acres. The lease agreement provides for the expansion of the warehouse to 600,000 square feet, as needed. We believe we are one of a few special occasion store chains to have a distribution facility. We believe the distribution facility can provide us with purchasing, inventory management, store operating and distribution efficiencies.

Growth Strategy

Our current growth strategy is to:

•	Expand our juvenile birthday selection mainly in the licensed area to respond to our customers and drive comparable store sales;

•	Open new stores mainly in current regional markets to increase penetration and leverage regional advertising, distribution and operating efficiencies; and

•	Leverage our distribution capabilities through our distribution facility to improve service to our stores, reduce distribution expenses and lower inventory levels.

Store Locations.

As of April 22, 2003, we operated 171 stores in 20 states, all of which are leased. Our store leases typically have an average initial term of 10 years with two five-year renewal options. We currently have plans to open up to seven additional stores in fiscal 2003. As of April 22, 2003, we executed three lease agreements to open new stores in Indiana and Illinois during fiscal 2003.

Set forth below is a list of our store locations by state as of April 22, 2003:

Location	Number of Stores
Delaware (1)
Wilmington	1
Florida (9)
Gainesville	1
Jacksonville	1
Cape Coral	1
Port Orange	1
Ormond Beach	1
Tampa	1
Altamonte Springs	1
Bradenton	1
Lakeland	1
Illinois (34)
Chicago Metro	26
Bloomington	1
Champaign	1
DeKalb	1
Fairview Heights	1
Moline	1
Peoria	1
Rockford	1
Springfield	1
Indiana (18)
Indianapolis Metro	5
Anderson	1
Bloomington	1
Clarksville	1
Evansville	2
Fort Wayne	1
Highland	1
Lafayette	1
Merrillville	1
Michigan City	1
Mishawaka	1
Muncie	1
Richmond	1
Iowa (7)
Des Moines Metro	3
Cedar Rapids	1
Davenport	1
Dubuque	1
Waterloo	1

Location	Number of Stores
Kentucky (5)
Louisville Metro	3
Florence	1
Owensboro	1
Maryland (12)
Baltimore Metro	7
Washington, D.C. Metro (MD)	4
Salisbury	1
Michigan (1)
Benton Harbor	1
Minnesota (6)
Minneapolis St. Paul Metro	4
Mankato	1
Rochester	1
Missouri (9)
St. Louis Metro	5
Cape Girardeau	1
Columbia	1
Joplin	1
Springfield	1
Nebraska (5)
Omaha Metro	3
Lincoln	1
Grand Island	1
New York (9)
Buffalo Metro	3
Albany	1
Olean	1
Rochester	3
Syracuse	1
North Carolina (3)
Charlotte	1
Raleigh	1
Winston Salem	1

Location	Number of Stores
Ohio (19)
Cincinnati Metro	3
Cleveland Metro	4
Columbus Metro	5
Akron	2
Dayton	1
Lancaster	1
Mansfield	1
St. Clairsville	1
Wooster	1
Pennsylvania (5)
Erie	1
Hanover	1
State College	1
Wilkes Barre-Scranton	2
South Carolina (2)
Charleston	1
Greenville	1
Tennessee (5)
Chattanooga	2
Memphis	1
Nashville	2
Virginia (6)
Washington D.C. Metro (VA)	1
Fredericksburg	1
Lynchburg	1
Norfolk-Newport News	2
Richmond	1
West Virginia (1)
Clarksburg	1
Wisconsin (14)
Milwaukee Metro	6
Appleton	1
Eau Claire	1
Green Bay	1
Janesville	1
Madison	2
Oshkosh	1
Wausau	1

Total	171

New store sites are selected on the basis of several factors, including physical location, demographic characteristics of the local market, co-tenants, visibility, population density, traffic counts, proximity to superstore competitors, access to highway and other major roadways and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market.

Product Sourcing

We have historically been able to take advantage of volume purchase discounts due to our size and the use of our distribution center. We purchase our inventory from more than 300 vendors worldwide, with the largest supplier, Amscan, Inc., representing approximately 12% and the ten largest suppliers representing approximately 43% of our aggregate purchases for the fiscal year ended February 1, 2003. Approximately 11% of our merchandise is imported from foreign manufacturers or their agents, principally from the Far East and England. As is customary in our industry, we generally do not have long-term contracts with any suppliers, however, pursuant to the Plan, we entered into agreements with certain trade vendors to provide us with payment terms, including extended payment terms and seasonal advances.

We believe our well-established relationships with overseas suppliers have historically provided us with an advantage over many of our competitors by enabling us to offer an extensive selection of distinctive products at higher gross margins.

Management Information Systems

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past three years, we have invested significant resources in systems and infrastructure to support our business and make us more efficient. We use a management information and control system, which is based on the JDA Merchandise Management System software package (“JDA”) and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to our headquarters through personal computers, which interface with an IBM AS/400 and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. These personal computers are also tied into our point-of-sale system (“POS system”). The POS system provides sales information to our stores and central office and is used to enhance merchandise planning and buying programs.

Competition

The greeting card, party supply and special occasion industry is highly competitive. We currently compete against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. Major chain competitors in our markets include Party City, Paper Warehouse and Party Concepts. In addition, a trend toward discounting the cost of party supplies and greeting cards is developing and we may encounter additional competition from new entrants or internet vendors in the future. Our stores compete, among other things, on the basis of convenience of location and store layout, product mix, selection, customer convenience and price. Some of our competitors have substantially greater financial resources and experience than us.

Trademarks

We have registered trademarks under the name of “Factory Card & Party Outlet”®, “Factory Card Outlet”® and “Partymania”® and the “Factory Card & Party Outlet”® design and the “Partymania”® design on the Principal Register of the United States Patent and Trademark Office.

Government Regulation

Each of our stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent, the opening of a new store. In addition, we must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We also must comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

We have approximately 2,600 employees as of March 1, 2003, comprising approximately 1,100 full-time and approximately 1,500 part-time employees. The number of store employees increases during peak selling seasons. Our employees are not covered by a collective bargaining agreement. We believe relations with our employees are generally good.

Reorganization

On April 9, 2002, we consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a February 5, 2002 order entered by the U.S. Bankruptcy Court for the District of Delaware approving our joint plan of reorganization. We have been operating out of bankruptcy since April 9, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.     PROPERTIES

In addition to our stores, all of which are leased, we also lease a distribution center in Naperville, Illinois, with the initial lease term expiring in February 2008. We have the option to renew the initial term of the lease for two additional periods of 5 years. This facility consists of a three-story office building and 300,000 square-foot distribution center that sits on 39 acres of land.

The initial term of our store leases range from 5 to 15 years and generally allow us to renew for up to two additional five-year terms. The terms of a majority of the leases, including renewal terms, extend beyond year 2007.

ITEM 3.     LEGAL PROCEEDINGS

We are from time to time involved in routine litigation incidental to the conduct of our business. As of the date of this Annual Report on Form 10-K, we are not aware of any material existing or threatening litigation to which we are or may be a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

We emerged from bankruptcy on April 9, 2002. Pursuant to our plan of reorganization, all of our pre-petition common stock was cancelled and we issued new common stock. Our new common stock began trading on the OTC Bulletin Board, an electronic quotation service for NASDAQ Market Makers on May 30, 2002 under the symbol “FCPO.OB.” The following table sets forth the high and low closing sale prices of our common stock since it began trading on the OTC Bulletin Board on May 30, 2002:

Period	High	Low
May 30, 2002 to August 3, 2002 [first trade on May 30, 2002 which was in our second fiscal quarter]	$13.45	$5.00
August 4, 2002 to November 2, 2002 [third fiscal quarter]	12.00	6.25
November 3, 2002 to February 1, 2003 [fourth fiscal quarter]	8.50	5.50

On April 22, 2003, the number of holders of record of the common stock was approximately 517.

Dividends

We have never paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We expect earnings will be retained for the continued development of our business. In addition, our financing facility prohibits us from paying dividends on our capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources.”

Unregistered Securities

On April 9, 2002 we emerged from bankruptcy. In connection with our plan of reorganization, we issued the following securities without registration under the Securities Act of 1933 in reliance on Section 1 of the Bankruptcy Code and the Bankruptcy Court order confirming our plan of reorganization:

•	74,553 shares of our common stock to holders of our cancelled common stock;

•	1,349,995 shares of our common stock to holders of unsecured claims against us;

•	75,000 shares of our common stock to certain members of management, vesting ratably over a four-year period, and warrants to purchase an aggregate of 31,000 shares of our common stock at a purchase price of $7.52 per share;

•	and four series of warrants, Series A through D, to holders of our cancelled common stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of our common stock as follows: Series A warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share; Series B warrants are exercisable any time prior to April 9, 2008 at a price of $16.00 per share; Series C warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share; and Series D warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

In addition, prior to expiration in June 2002 of the warrants to purchase 31,000 shares of our common stock granted to management, certain members of management acquired an aggregate of 12,900 shares of our common stock upon exercise of such warrants. This issuance of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans under which our equity securities were authorized for issuance as of February 1, 2003.

Equity Compensation Plans

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by Board of Directors(1)	—		—	250,000
Equity compensation plans not approved by stockholders(2)	235,000	(3)	$7.26	81,667	(4)

Total	235,000		$7.26	331,667

(1)	Consists of our 2003 Equity Incentive Plan, which was approved by the Board of Directors on January 27, 2003 and will be submitted to stockholders for approval at our 2003 Annual Meeting of Stockholders. A description of the 2003 Equity Incentive Plan is contained in Note 11 to the consolidated financial statements located herein.
(2)	Consists of our 2002 Stock Option Plan (the “Employee Plan”), which was approved pursuant to the Plan of Reorganization, and the 2002 Non-Employee Director Stock Option Plan (the “Director Plan”), which was approved by the Board of Directors on April 23, 2002. A description of the Employee Plan and the Director Plan is contained in Note 11 to the consolidated financial statements located herein.
(3)	Includes 165,000 outstanding options for our common stock pursuant to the Employee Plan and 70,000 outstanding options for our common stock pursuant to the Director Plan.
(4)	1,667 options remain available for issuance pursuant to the Employee Plan and 80,000 options remain available for issuance pursuant to the Director Plan.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from the consolidated financial statements of the Company. The selected financial data presented on the next page under the captions “Statement of Operations Data” and “Balance Sheet Data” as of January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002 and for the 52-weeks ended January 30, 1999, the 52-weeks ended January 29, 2000, the 53-weeks ended February 3, 2001 and the 52-weeks ended February 2, 2002 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants.

The fiscal 2002 data has been separated into the Successor Company 2002 43-weeks ended February 1, 2003 and the Predecessor Company 2002 nine weeks ended April 6, 2002 and is derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent certified public accountants. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(Dollar amounts in thousands, except per share data)

	43-Weeks ended February 1, 2003	Nine Weeks ended April 6, 2002	52-Weeks ended Feb. 2, 2002	53-Weeks ended Feb. 3, 2001	52-Weeks ended Jan. 29, 2000	52-Weeks ended Jan. 30, 1999
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
Statement of Operations Data:
Net sales	$185,699	$40,837	$227,943	$226,122	$217,658	$226,499
Cost of sales	122,435	26,991	149,871	150,686	150,755	166,508

Gross profit	63,264	13,846	78,072	75,436	66,903	59,991
Selling, general and administrative expenses	55,872	12,212	67,311	65,597	64,632	75,285
Depreciation	1,501	1,030	6,826	7,196	7,729	8,039
Reorganization items(1)	—	(18,840)	6,653	7,998	20,374	—
Interest expense	1,368	374	2,813	3,344	3,049	4,572

Income (loss) before income taxes (benefit)	4,523	19,070	(5,531)	(8,699)	(28,881)	(27,905)
Income tax expense (benefit)	1,981	(360)	—	—	—	451

Net income (loss)	$2,542	$19,430	$(5,531)	$(8,699)	$(28,881)	$(28,356)

Earnings per share—basic(2)	$1.77

Weighted average shares outstanding	1,433,210

Earnings per share—diluted(2)	$1.72

Weighted average shares outstanding	1,478,758

Operating Data: (Unaudited)
Number of stores:
Opened during period	0	0	0	0	0	33
Closed/relocated during period	1	0	3	7	28	3
Open at end of period	171	172	172	175	182	210
Comparable store sales increase (decrease)(3)	(1.3%)	8.6%	5.1%	5.0%	0.7%	0.8%
Average sales per store(4)	$1,084	$237	$1,316	$1,264	$1,175	$1,129
Balance Sheet Data (end of period):
Working capital	$15,076	$10,392	$17,293	$16,362	$18,969	$22,977
Total assets	60,040	63,311	81,299	83,712	90,803	107,571
Total debt(5)	23,857	32,460	27,903	26,017	22,869	34,153
Total long term debt obligations	5,889	6,632	338	—	—	31,992
Total stockholders’ equity (deficit)	15,154	10,040	(18,933)	(13,402)	(4,703)	24,178

(1)	The extraordinary item of $1,292 previously recorded in the 52-weeks ended January 29, 2000 has been reclassified to Reorganization items in accordance with SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
(2)	The per share and share information for the Predecessor Company has been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.
(3)	Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store’s sales are excluded from the calculation of comparable sales in the fiscal month of the store closing.
(4)	Includes only stores open during the entire period.
(5)	Total debt is defined as total current and long-term debt, including capital lease obligations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, and other special occasion merchandise at everyday value prices. As of April 22, 2003, we operated 171 stores in 20 states. We currently have plans to open up to seven additional stores in fiscal 2003.

Chapter 11 Proceedings and Reorganization

On March 23, 1999, we filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On March 20, 2002, the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan”) that was filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

Juvenile Party Expansion

We have entered into agreements with Party Express by Hallmark and Designware by American Greetings to sell licensed party tableware and accessories. This new assortment will increase the selection of our juvenile party patterns by approximately 30% and increase the selection of licensed party patterns and accessories by more than 150%. We expect to implement this initiative in the first quarter of fiscal year 2003. Additionally, the expected costs of this program will adversely impact our first quarter 2003 results.

Critical Accounting Policies

Critical Accounting Policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies utilized in the preparation of these financial statements.

Fresh Start Accounting

As is more fully discussed in Note 2—“Fresh Start Accounting” in our Notes to Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the nine weeks ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders’ equity were adjusted downward by approximately $17 million.

Merchandise Inventories

As discussed in Note 3 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At February 1, 2003 and February 2, 2002, we had provisions of $1.5 million and $1.2 million, respectively, for certain merchandise, which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

Prior to our emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in cost of sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price over the incentive period and result in a reduction of cost of sales. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against incremental expenses incurred and the remainder, if any, over the contract period. In September 2002, the Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which addressed the accounting for cash retailers receive from vendors. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the 43-weeks ended February 1, 2003 (Successor Company) has been combined with the nine weeks ended April 6, 2002 (Predecessor Company) and then compared to the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as income taxes, debt restructuring and reorganization costs. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Successor 2002 Company	Predecessor 2002 Company	Combined Fiscal 2002	Fiscal Year 2001	Fiscal Year 2000
	43-weeks ended February 1, 2003	Nine weeks ended April 6, 2002	52-weeks ended February 1, 2003	52-weeks ended February 2, 2002	53-weeks ended February 3, 2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	66.1	66.0	65.8	66.6

Gross profit	34.1	33.9	34.0	34.2	33.4
Selling, general and administrative expenses	30.1	30.0	30.0	29.5	29.0
Depreciation	0.8	2.5	1.1	3.0	3.2
Reorganization items	—	(46.1)	(8.3)	2.9	3.5
Interest expense	0.7	0.9	0.8	1.2	1.5

Income (loss) before income tax expense	2.5	46.6	10.4	(2.4)	(3.8)
Income tax expense (benefit)	1.1	(0.9)	0.7	—	—

Net income (loss)	1.4%	47.5%	9.7%	(2.4)%	(3.8)%

Number of stores open at end of period	171	172	171	172	175

52-Weeks Ended February 1, 2003 (Combined Fiscal 2002) Compared to 52-Weeks Ended February 2, 2002 (Fiscal 2001)

Net Sales.    Net sales decreased $1.4 million, or 0.6%, to $226.5 million in Combined Fiscal 2002 from $227.9 million in Fiscal 2001. Net sales increases in the basic party and gift categories of 3.0% were offset by decreases in all other categories by 3.9%. Comparable store sales increased $0.8 million or 0.4%, which is indicative of a challenging retail environment. No new stores opened in Combined Fiscal 2002 or Fiscal 2001 and one store closed in Combined Fiscal 2002. Three stores closed in Fiscal 2001. Closed store’s sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit decreased $1.0 million, or 1.2%, to $77.1 million in Combined Fiscal 2002 from $78.1 million in Fiscal 2001. The decrease in Gross Profit is primarily due to increases in distribution and occupancy costs of $1.7 million offset by an increase in the mark-on percentage of merchandise available for sale. As a percentage of net sales, gross profit was 34.0% in Combined Fiscal 2002 and 34.2% in Fiscal 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll, advertising, and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 1.1%, to $68.1 million in Combined Fiscal 2002 from $67.3 million in Fiscal 2001. The increase is related to increases in store and advertising expenses of $1.0 million offset by decreases in administrative expenses of $0.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 30.0% in Combined Fiscal 2002 from 29.5% in Fiscal 2001.

Depreciation Expense.    Depreciation Expense was $2.5 million in Combined Fiscal 2002 compared to $6.8 million in Fiscal 2001. The decrease is primarily due to the fresh-start adjustment on fixed assets of $11.8 million resulting from the write down of fixed assets for the excess of book value over enterprise value.

Reorganization Items.    Reorganization Items fluctuated $25.5 million in Combined Fiscal 2002 from an expense of $6.7 million in Fiscal 2001 to a gain of $18.8 million for Combined Fiscal 2002. The fluctuation relates to the gain related to the discharge of indebtedness that resulted from the forgiveness of certain liabilities and distribution of ownership in the Reorganized Company in accordance with our Plan of Reorganization offset by fresh-start adjustments. The major components of Reorganization Items are as follows:

	Combined Fiscal 2002	Fiscal 2001
Reorganization Items:	(in millions)	(in millions)
Professional fees	$1.4	$3.5
Severance/retention bonus	1.0	1.5
Closed store expense	0.3	0.8
Fresh start adjustments	10.4	—
Forgiveness of debt	(41.8)	—
Unsecured creditor’s ownership share in reorganized Company	9.6	—
Other	0.3	0.9

Total	$(18.8)	$6.7

The Successor Company did not record any Reorganization Items.

Interest Expense.    Interest expense was $1.7 million in Combined Fiscal 2002 compared to $2.8 million in Fiscal 2001. This decrease resulted from decreased borrowing levels due to lower inventory purchases and an increase in vender terms coupled with lower effective interest rates.

Income Taxes (Benefit).    We recognized income tax expense of $2.0 million for the 43-weeks ended February 1, 2003 which results in an increase in stockholders’ equity due to our ability to utilize pre-emergence net operating loss benefits. Until the benefits of the net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax. We recognized an income tax benefit of $0.4 million for the nine weeks ended April 6, 2002 which resulted from the cash realization of net operating loss carry backs due the enactment of the Job Creation and Workers Assistance Act of 2002. We did not record any tax expense in Fiscal 2001 and fully reserved for the net deferred tax assets that were accumulating because of the net operating losses.

52-Weeks Ended February 2, 2002 (Fiscal 2001) Compared to 53-Weeks Ended February 3, 2001  (Fiscal 2000)

Net Sales.    Net sales increased $1.8 million, or 0.8%, to $227.9 million in Fiscal 2001 from $226.1 million in Fiscal 2000. Net sales in our candy, party, seasonal and gift categories increased 3.5% while our greeting card, giftwrap and balloon categories declined 4.9%. Comparable store sales increased $11.1 million or 5.1%. No new stores were opened in Fiscal 2001 or Fiscal 2000 and three stores closed in Fiscal 2001. Closed store’s sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $2.7 million, or 3.6%, to $78.1 million in Fiscal 2001 from $75.4 million in Fiscal 2000. As a result of effectively managing our inventory we were able to reduce markdowns, damages and shrinkage by $9.1 million which allowed for the realization of better margins in all sales categories except for cards and balloons. Additionally, a decrease in occupancy costs of $0.4 million was offset by an increase in distribution costs of $1.2 million. As a percentage of net sales, gross profit was 34.2% in Fiscal 2001 and 33.4% in Fiscal 2000.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll, advertising, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1.7 million, or 2.6%, to $67.3 million in Fiscal 2001 from $65.6 million in Fiscal 2000. The fluctuation is attributable to increases in store and administrative expenses of $2.6 million offset by decreases in advertising costs of $0.9 million. As a percentage of net sales, selling, general and administrative expenses increased to 29.5% in Fiscal 2001 from 29.0% in Fiscal 2000.

Depreciation Expense.    Depreciation expense decreased 5.6% to $6.8 million in Fiscal 2001 from $7.2 million in Fiscal 2000. The decrease was a function of an older fixed asset base.

Reorganization Items.    Reorganization Items decreased $1.3 million in Fiscal 2001 from $8.0 million in Fiscal 2000. The major components of Reorganization Items are as follows:

	Fiscal 2001	Fiscal 2000
Reorganization Items:	(in millions)	(in millions)
Professional fees	$3.5	$4.1
Severance/retention bonus	1.5	2.2
Closed store expense	0.8	1.6
Other	0.9	0.1

Total	$6.7	$8.0

In Fiscal 2001 we closed and conducted closing sales at three stores that were in markets we did not intend to continue to operate in or were underperforming or unprofitable. During Fiscal 2001, we recorded a provision for reorganization costs relating to these store closings of approximately $0.8 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. Furthermore, in accordance with Statement of Financial Accounting Standard No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”,  we wrote off $0.7 million of impaired long-lived assets that related to prior year store closings—which is included in Other.

In Fiscal 2000, we closed and conducted closing sales at seven stores that were in markets we did not intend to continue to operate in or were underperforming or unprofitable. During Fiscal 2000, we recorded a provision for reorganization costs relating to these store closings of approximately $1.6 million. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory.

Interest Expense.    Interest expense was $2.8 million in Fiscal 2001 compared to $3.3 million in Fiscal 2000. This decrease resulted from lower effective interest rates.

Income Taxes (Benefit).    At the end of Fiscal 2001, management did not believe it was more likely than not that deferred tax assets created by net-operating losses in Fiscal 2001 would be realized through future taxable income. Therefore, we increased our valuation allowance, which was established in Fiscal 1999, to fully reserve for the potential tax benefits resulting from these net-operating losses. As a result, the effective tax rate for Fiscal 2001 and 2000 was zero.

Liquidity and Capital Resources

Our uses of capital for Fiscal 2003 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, new stores and interest payments on outstanding borrowings.

On April 9, 2002, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”) became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate (“LIBOR”) with a minimum threshold of 5.00%. The interest rate on our borrowings was 5.00% at February 1, 2003. Borrowings under the New Loan Agreement are secured by substantially all of our assets.

The New Loan Agreement contains certain restrictive covenants, which, among other things, require us to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

Pursuant to the Plan of Reorganization, we converted $3.1 million of post petition trade payables into a trade conversion note, which will be payable within four years of the Effective Date. In addition, we recorded at fair value the $2.6 million extended creditor payment payable to the general unsecured creditors. We intend to pay down the trade conversion note within three years of the Effective Date.

As of February 1, 2003, we had $17.5 million in borrowings outstanding under the New Loan Agreement and had utilized approximately $0.4 million to issue letters of credit.

Contractual Obligations

As discussed in Note 3 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements, we conduct substantially all of our activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are our obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1.1 million and $7.6 million at February 1, 2003 and February 2, 2002, respectively. Accumulated depreciation related to such fixed assets was approximately $0.2 million and $4.5 million at February 1, 2003 and February 2, 2002, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Debt & Capital Leases (including current portion)	Operating Leases
	(amounts in millions)	(amounts in millions)
Fiscal year:
2003	$18.0	$24.1
2004	0.3	23.9
2005	5.7	21.0
2006	—	17.5
Thereafter	—	20.5

Total payments	$24.0	$107.0

Included in Fiscal Year 2003 Debt and Capital Leases is the $17.5 million line of credit agreement with Wells Fargo Retail Finance, LLP.

The following table sets forth certain consolidated statements of cash flows data:

	Combined Fiscal 2002	Fiscal Year 2001
	(in millions)	(in millions)
Cash provided by (used in) operating activities	$12.7	$(0.3)

Cash used in investing activities	$(2.7)	$(1.1)

Cash provided by (used in) financing activities	$(10.0)	$1.3

At February 1, 2003 our working capital was $15.1 million. Net cash provided by operating activities in Combined Fiscal 2002 was $12.7 million compared to $0.3 million of net cash used in operating activities during Fiscal Year 2001. The fluctuation is related to improved operating results, decreases in inventory, and increases in accounts payable coupled with our ability to utilize pre-confirmation net operating tax losses in the 43-weeks ended February 1, 2003.

Net cash used in investing activities in Combined Fiscal 2002 and Fiscal Year 2001 was $2.7 million and $1.1 million, respectively. Net cash used in investing activities was primarily for capital expenditures for store remodeling, computer equipment, and warehouse equipment for the distribution center.

Net cash used in financing activities in Combined Fiscal 2002 was $10.0 million compared to $1.3 million net cash provided by financing activities in Fiscal Year 2001. Amounts are attributable to the level of borrowings and repayments.

We do not intend to pay cash dividends in the foreseeable future and under our current Loan Agreement we are restricted from paying dividends on our capital stock.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flows from operations, together with available borrowings under the New Loan Agreement, will be adequate to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

New Accounting Pronouncements

In June 2001, the FASB (“Financial Accounting Standards Board”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of Fiscal 2002 did not have an impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We have adopted the provisions of SFAS No. 143 and it did not have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to Fiscal 2002. In conjunction with fresh-start reporting, we recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on us is that the net gain associated with the plan of reorganization and fresh-start adjustments are reported as a component of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in us recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

In September 2002, the Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

Trends, Risks And Uncertainties

In addition to other matters identified or described by us from time to time in filings with the Securities and Exchange Commission, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all of the important factors, are as follows:

Intense competition in our industry could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

The greeting card, party supply and special occasion retailing business is highly competitive. Increased competition by existing or future competitors may reduce our sales and cause us to incur a loss. As a result of competition from other specialty party supplies and paper goods retailers, we may need to incur additional marketing and promotional expenses to achieve sales growth in our existing stores. Our stores compete with a variety of smaller and larger retailers, including:

•	specialty party supplies and paper goods retailers, including other party superstores;

•	card shops and designated departments in mass merchandisers;

•	warehouse/merchandise clubs and discount general merchandise chains;

•	toy stores;

•	drug stores;

•	supermarkets;

•	department stores of local, regional and national chains; and

•	internet retailers.

Many of our competitors have substantially greater financial and personnel resources than we do. Some of our competitors have been, or may be, funded by certain members of the vendor community. We may encounter additional competition from new entrants in the future in our existing markets. Our competitors may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Customers’ requirements are likely to evolve, and we will not retain customers or attract new customers if we do not anticipate and meet specific customer requirements and changes in merchandising trends.

Our core operations rely on a stable customer base. Failure to maintain existing customers and obtain new customers will adversely affect our market position.

Our success depends, in part, on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Accordingly, any delay or failure by us in identifying and responding to emerging trends could adversely affect consumer acceptance of the merchandise in our stores. If we are required to sell a significant amount of unsold inventory at below average mark-ups over our cost or below cost, such action could have an adverse effect on our financial condition and results of operations.

We make merchandising decisions well in advance of the seasons during which we will sell the merchandise. As a result, if we fail to identify and respond quickly to emerging trends, consumer acceptance of the merchandise in our stores could diminish and we may experience a reduction in revenues. We sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Significantly greater or less-than-projected product demand could lead to one or more of the following:

•	lost sales due to insufficient inventory;

•	higher carrying costs associated with slower turning inventory; and

•	reduced or eliminated margins due to mark downs on excess inventory.

If consumer demand for single-use, disposable party goods were to diminish, the party supplies and paper goods industry and our revenues would be negatively affected. For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for our products.

A continued downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a continued downturn in the economic conditions of the markets in which we operate.

Our business depends on continued good relations with our suppliers.

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. We purchase our inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 12% and the ten largest suppliers representing approximately 43% of our aggregate purchases in Fiscal 2002. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any suppliers and any supplier could discontinue selling to us at any time; however, pursuant to our bankruptcy plan of reorganization, we entered into agreements with certain of our trade vendors to provide us with competitive trade terms, including, extended credit limits, extended payment terms and seasonal advances. While we are not aware of any reasons to question the operational or financial ability of such vendors either to ship or provide such terms, the inability of any of such vendors to do so could adversely affect our competitive financial performance. Our arrangements with overseas suppliers are subject to risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have an adverse effect on our business.

We may need to raise additional capital to fund our operations and support our long-term growth strategy.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our new financing facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or available on favorable terms or that any sales of assets or additional financing could be obtained or obtained on favorable terms. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, implement our long-term growth strategy, take advantage of future opportunities or respond in a timely manner to competitive pressures.

We are substantially leveraged and our financing facility contains covenants that could adversely affect our business.

Our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the financing facility that we entered into as part of our emergence from bankruptcy contains covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest.

The seasonal nature of our business could adversely impact our operations.

Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the second and fourth quarters primarily due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Lower sales than expected by us during this period, a lack of availability of product, or a general economic downturn in sales could have a material adverse effect on our business, financial condition and results of operations for the full year. In addition, the timing of new store openings, related pre-opening expenses and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. Any or all of these factors could also cause the price of our common stock to decline.

We may not be able to profitably grow our business.

In order to profitably grow our business, we need to increase sales in our existing markets and open additional stores. Opening additional stores in existing markets could reduce sales from our stores located in or near those markets and stores opened in new markets may not be profitable. In addition, the opening of additional stores could put additional strain on our existing store base to leverage the new stores’ fixed cost structure.

We may not be able to effectively execute our long-term growth strategy.

Our long-term growth strategy requires effective planning and management. Once a new geographic market is identified, we must obtain suitable store sites on acceptable terms. Also, the competitive and merchandising challenges we face in new geographic markets may be different from the challenges we face in our existing geographic markets. We may have to adapt to regional tastes and customs and compete against established and familiar local businesses with innovative or unique techniques for marketing party supplies and paper goods. Entering new markets may also place significant demands on our management, financial controls, operations and information systems. This may cause us to incur higher costs relating to marketing and operations. Expansion will require an increase in our personnel, particularly store managers and sales associates, to operate our new stores.

Higher administrative expenses could adversely affect our business and operations.

Higher selling, general and administrative expenses occasioned by the potential need for additional advertising, marketing, administrative or management information systems expenditures could negatively impact our business and operations.

Adverse publicity could adversely affect our business.

We generally operate in medium sized towns and suburban neighborhoods. Adverse publicity or news coverage relating to us could negatively impact our efforts to establish and promote name recognition and a positive image.

If we do not comply with the numerous laws and regulations that govern our business, our business could be harmed.

Each of our stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent, the opening of a new store. In addition, we comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We also comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities. We believe that the procedures currently in effect at our stores are in general compliance with such laws and regulations. However, future violations of such laws, the enactment of stricter laws or regulations or the implementation of more aggressive enforcement policies could adversely affect our operations or financial condition.

If we are unable to hire additional qualified personnel or retain existing personnel, we may not be able to operate our business successfully.

Our success depends upon the efforts of our senior management and other key personnel. The loss of the services of any member of our management team or a key employee, or a failure to timely retain a replacement officer could have a material adverse effect on us. Our future success will also depend in part on attracting and retaining quality employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining additional employees we may require. Any difficulties in obtaining, retaining and training qualified personnel could have a material adverse effect on us.

Interruption or obsolescence of our management information systems could have a negative effect on our competitive ability and our business generally.

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past three years, we have invested significant resources in systems and infrastructure to support our business and make it more efficient. We use a management information and control system, which is based on the JDA Merchandise Management System software package (“JDA”) and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to our headquarters through personal computers, which interface with an IBM AS/400 and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. These personal computers are also tied into our point-of-sale system (“POS system”). The POS system provides sales information to our stores and central office and is used to enhance merchandise planning and buying programs. Any obsolescence or continuing interruption in the functioning of these systems could have a negative effect on our ability to compete effectively in the industry and on our business.

Our trade conversion notes, warrants and stock options may have significant dilutive effects on holders of common stock generally.

In connection with our bankruptcy plan of reorganization, we issued trade conversion notes in an aggregate amount equal to $3.13 million to certain of our trade creditors which will be payable on the fourth anniversary of April 9, 2002. The trade conversion notes are convertible at the option of the holders into an aggregate of up to 29.35% of our common stock outstanding (including for such calculation common stock, warrants and options issued pursuant to our bankruptcy plan and assuming the conversion of all such trade conversion notes) at any time between April 9, 2005 and April 9, 2006, subject to adjustments to reflect any prepayments made by us. Although we currently intend to and anticipate paying such notes, failure to meet our projected financial performance could prevent us from making such payments in which event then-existing holders of common stock may be significantly diluted by a conversion of the trade conversion notes.

Pursuant to our bankruptcy plan of reorganization, we also issued four series of warrants to holders of our old pre-bankruptcy common stock to purchase up to approximately 10% (subject to certain dilution events) of the common stock issued under the bankruptcy plan (assuming exercise of all such warrants). These four series of warrants are exercisable for terms ranging from four to eight years.

We currently have stock option plans pursuant to which we have the authority to issue options to our employees and directors for up to 316,667 shares of our common stock. As of April 22, 2003, there were options issued to purchase 235,000 shares of our common stock outstanding with a weighted average exercise price of $7.26 per share. We adopted the 2003 Equity Incentive Plan on January 27, 2003, subject to stockholder approval at our 2003 Annual Meeting of Stockholders. Under this plan, 250,000 shares of common stock would be available for the settlement of certain types of awards.

The issuance of shares of common stock pursuant to the conversion of the trade conversion notes, the exercise of the four series of warrants, the exercise of stock options, and the antidilution rights protection of the warrants issued to management could significantly dilute the holders of common stock currently issued and outstanding.

Certain provisions of our charter may prevent or delay a change of control of the Company.

Our certificate of incorporation provides for a classified Board of Directors. Any effort to obtain control of our Board of Directors by causing the election of a majority of the board of directors may require more time than would be required without a staggered election structure. Our certificate of incorporation also imposes restrictions on the direct or indirect transferability of our common stock for a period of two (2) years following April 9, 2002, subject to certain exceptions, such that no person or certain groups of persons (x) may acquire or accumulate five percent (5%) or more (as determined under tax law principles governing the application of Section 382 of the Internal Revenue Code of 1986, as amended) of the common stock or (y) who, upon implementation of the Plan, owns 5% or more of the common stock, may acquire additional common stock. These provisions would have the effect of preventing a change of control for the duration of such restrictions.

Financial information related to our post-emergence operations is limited, and, therefore, it is difficult to compare post-emergence financial information with that of prior periods.

Since we emerged from bankruptcy on April 9, 2002, there is limited operating and financial data available from which to analyze our operating results and cash flow. As a result of fresh-start reporting, it is difficult to compare information reflecting our results of operations and financial condition after our emergence from bankruptcy to the results of prior periods. See “Selected Financial Data.”

Our stock price may be volatile and could decline.

Since the effective date of our bankruptcy restructuring, our common stock has had limited trading activity on the over the counter bulletin board. We cannot predict the extent to which investor interest in our stock will lead to the development of a more active trading market, how liquid that market might become or whether it will be sustained. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this document, including:

•	our operating results failing to meet the expectations of our investors,

•	material announcements by us or our competitors;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

In addition, the stock markets in general have experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

We do not anticipate paying dividends.

We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our financing facility prohibits us from paying dividends on our capital stock.

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. The interest rate on our revolving credit facilities, which represents a significant portion of our outstanding debt, is variable based upon earnings performance, the LIBOR and the prime rate with a minimum threshold of 5.00%. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the nine week period ended April 6, 2002 and the 43-week period ended February 1, 2003 would not have had a material impact on our financial position or results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

Items to be included in Item 9 are incorporated by reference to the Company Current Report on Form 8-K as filed on June 13, 2002.

PART III

In accordance with general instruction G(3) of Form 10-K, except as set fourth below, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

PART IV

ITEM 14.     CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Chief Executive and Chief Financial Officers believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting our management to material information required to be included in the Form 10-K and other Exchange Act filings.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report on Form 10-K.

1. The following financial statements are filed as a separate section of this Report commencing on page F-1.

Independent Auditors’ Reports

Consolidated Balance Sheets as of February 1, 2003 (Successor Company) and February 2, 2002 (Predecessor Company)

Consolidated Statements of Operations for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

Consolidated Statements of Cash Flows for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

Independent Auditors’ Report

Condensed Financial Information of Factory Card & Party Outlet Corp.—Balance Sheets as of February 1, 2003 (Successor Company) and February 2, 2002 (Predecessor Company)

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Operations for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Cash Flows for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

Notes to Condensed Financial Information of Factory Card & Party Outlet Corp.

3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1(1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(2)	Bylaws of Factory Card & Party Outlet Corp.

4.1(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2(2)	Form of New Management Warrant, dated April 9, 2002.

4.3(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6(2)

Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1(2)

Loan and Security Agreement, dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.3(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.4(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.5(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.6(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.7(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

Exhibit No.	Description

10.8(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.9(3)	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.10(3)	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.11(3)	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.12	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.13	Amended Bylaws of Factory Card & Party Outlet Corp.

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte & Touche LLP

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.

(b) Reports on Form 8-K.

A Report on Form 8-K was filed on March 26, 2003. The report contained information announcing our fourth quarter results and the expansion of our juvenile party selection.

A Report on Form 8-K was filed on April 30, 2003. The report contained information announcing our restatement related to pre-emergence reorganization gain.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

/S/    GARY W. RADA

By:

Gary W. Rada

President and Chief Executive Officer

Dated: May 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ GARY W. RADA Gary W. Rada	President and Chief Executive Officer	May 2, 2003

/S/ JAMES D. CONSTANTINE James D. Constantine	Executive Vice President and Chief Financial and Administrative Officer [Chief Accounting Officer]	May 2, 2003

/S/ RICHARD E. GEORGE Richard E. George	Non-Executive Chairman of the Board	May 2, 2003

/S/ JOHN G. BRIM John G. Brim	Director	May 2, 2003

/S/ BEN EVANS Ben Evans	Director	May 2, 2003

/S/ PETER MICHAEL HOLMES Peter Michael Holmes	Director	May 2, 2003

/S/ MARTIN MAND Martin Mand	Director	May 2, 2003

/S/ PATRICK O’BRIEN Patrick O’Brien	Director	May 2, 2003

/S/ ROBERT S. SANDLER Robert S. Sandler	Director	May 2, 2003

CERTIFICATIONS

I, Gary W. Rada, President and Chief Executive Officer of Factory Card & Party Outlet Corp., certify that:

1.  I have reviewed this annual report on Form 10-K of Factory Card & Party Outlet Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003

/S/    GARY W. RADA

By:

Gary W. Rada

President and Chief Operating Officer

I, James D. Constantine, Executive Vice President and Chief Financial and Administrative Officer of Factory Card & Party Outlet Corp., certify that:

1.  I have reviewed this annual report on Form 10-K of Factory Card & Party Outlet Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/S/    JAMES D. CONSTANTINE

By:

James D. Constantine

Executive Vice President and Chief Financial and Administrative Officer

INDEX TO FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Page
Independent Auditors’ Reports	F-2,3

Consolidated Balance Sheets as of February 1, 2003 (Successor Company) and February 2, 2002 (Predecessor Company)	F-4

Consolidated Statements of Operations for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

F-6

Consolidated Statements of Cash Flows for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company)

F-7

Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Factory Card & Party Outlet Corp.

Naperville, Illinois

We have audited the accompanying consolidated balance sheet of Factory Card & Party Outlet Corp. and subsidiary as of February 1, 2003 (Successor Company balance sheet), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 43 weeks ended February 1, 2003 (Successor Company operations) and the nine weeks ended April 6, 2002 (Predecessor Company operations). Our audit also included the financial statement schedule listed in the index at item 15(a)(2) for the condensed balance sheet as of February 1, 2003 (Successor Company balance sheet), and the related condensed statements of operations and cash flows for the 43 weeks ended February 1, 2003 (Successor Company operations) and the nine weeks ended April 6, 2002 (Predecessor Company operations.) These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on March 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 8, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and subsidiary as of February 1, 2003, and the results of their operations and their cash flows for the 43 weeks ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the nine weeks ended April 6, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the condensed balance sheet as of February 1, 2003 (Successor Company balance sheet) and the related condensed statements of operations and cash flows for the 43 weeks ended February 1, 2003 (Successor Company operations) and nine weeks ended April 6, 2002 (Predecessor Company operations), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

March 5, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Factory Card & Party Outlet Corp.:

We have audited the accompanying consolidated balance sheet of Factory Card & Party Outlet Corp. (formerly know as Factory Card Outlet Corp.) and subsidiary as of February 2, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and subsidiary as of February 2, 2002, and the results of their operations and their cash flows for the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Chicago, Illinois

March 22, 2002, except as to the first paragraph of note 5, which is as of April 8, 2002

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	February 1, 2003	February 2, 2002
	Successor Company	Predecessor Company
A S S E T S
Current assets:
Cash	$196	$182
Merchandise inventories, net	48,190	59,496
Prepaid expenses and other	4,088	2,949

Total current assets	52,474	62,627
Fixed assets, net	6,801	18,414
Other assets	389	258
Deferred tax asset, net	376	—

Total assets	$60,040	$81,299

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Debt	$17,528	$—
Debtor-in-possession financing	—	27,260
Accounts payable	12,965	8,071
Accrued expenses	6,465	9,698
Current portion of long term debt and capital lease obligations	440	305

Total current liabilities	37,398	45,334
Long term debt and capital lease obligations	5,889	338
Deferred rent liabilities	1,599	—
Liabilities subject to compromise	—	54,560

Total liabilities	44,886	100,232

Stockholders’ equity (deficit):
Predecessor common stock, $.01 par value. Voting class-authorized 15,000,000 shares, 7,503,098 shares issued and outstanding. Non-voting class-authorized 205,000 shares; no shares issued or outstanding.	—	75
Successor common stock, $.01 par value. Voting class-authorized 10,000,000 shares, 1,510,910 shares issued and outstanding.	15	—
Successor unearned restricted stock awards	(446)	—
Additional paid-in capital	13,043	52,021
Accumulated earnings (deficit)	2,542	(71,029)

Total stockholders’ equity (deficit)	15,154	(18,933)

Total liabilities and stockholders’ equity (deficit)	$60,040	$81,299

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	For the 43-weeks ended February 1, 2003	For the nine weeks ended April 6, 2002	For the 52-weeks ended February 2, 2002	For the 53-weeks ended February 3, 2001
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
Net sales	$185,699	$40,837	$227,943	$226,122
Cost of sales	122,435	26,991	149,871	150,686

Gross profit	63,264	13,846	78,072	75,436
Selling, general and administrative expenses	55,872	12,212	67,311	65,597
Depreciation	1,501	1,030	6,826	7,196
Reorganization items	—	(18,840)	6,653	7,998
Interest expense	1,368	374	2,813	3,344

Income (loss) before income tax expense (benefit)	4,523	19,070	(5,531)	(8,699)
Income tax expense (benefit)	1,981	(360)	—	—

Net income (loss)	$2,542	$19,430	$(5,531)	$(8,699)

Net income per share—basic	$1.77

Weighted average shares outstanding—basic	1,433,210

Net income per share—diluted	$1.72

Weighted average shares outstanding—diluted	1,478,758

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands)

	Common Stock
Predecessor Company	Shares	Amount	Additional Paid-in Capital	Unearned Restricted Stock Awards	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance at January 29, 2000	7,503,098	$75	$52,021	$—	$(56,799)	$(4,703)
Net loss	—	—	—	—	(8,699)	(8,699)

Balance at February 3, 2001	7,503,098	75	52,021	—	(65,498)	(13,402)
Net loss	—	—	—	—	(5,531)	(5,531)

Balance at February 2, 2002	7,503,098	75	52,021	—	(71,029)	(18,933)
Net income	—	—	—	—	19,430	19,430
Elimination of old equity	(7,503,098)	(75)	(52,021)	—	51,599	(497)

Distribution of new equity	1,499,548	15	10,589	(564)	—	10,040

Balance April 6, 2002	1,499,548	15	10,589	(564)	—	10,040

Successor Company
Exercise of management stock warrants	12,900	—	97	—	—	97
Compensation cost–restricted stock awards	—	—	—	118	—	118
Utilization of pre bankruptcy net operating losses	—	—	2,357	—	—	2,357
Adjustment to new shares issued	(1,538)	—	—	—	—	—
Net income	—	—	—	—	2,542	2,542

Balance at February 1, 2003	1,510,910	$15	$13,043	$(446)	$2,542	$15,154

*	All 75,000 shares of common stock issued to certain members of our management are considered outstanding for purposes of this financial statement.

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 43-weeks ended February 1, 2003	For the nine weeks ended April 6, 2002	For the 52-weeks ended February 2, 2002	For the 53-weeks ended February 3, 2001
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$2,542	$19,430	$(5,531)	$(8,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plan of reorganization and fresh start adjustments	—	(21,898)	—	—
Depreciation and amortization of fixed assets	1,501	1,030	6,826	7,196
Amortization of deferred financing costs and unearned compensation	205	26	646	513
Non cash portion of reorganization items	—	1,275	2,422	3,491
Tax benefit of pre-confirmation net operating losses	2,357	—	—	—
Loss on disposal of fixed assets	—	—	11	22
Changes in assets and liabilities:
Merchandise inventories, net	3,401	2,212	(3,613)	259
Prepaid expenses and other assets	1,127	(2,594)	(1,366)	(611)
Deferred tax asset, net	(376)	—	—	—
Accounts payable	1,603	3,336	437	(1,469)
Accrued expenses	(6,069)	2,020	(177)	(2,637)
Deferred rent obligation	1,599	—	—	—
Liabilities subject to compromise	—	—	95	270

Net cash provided by (used in) operating activities	7,890	4,837	(250)	(1,665)

Net cash used in investing activities—purchase of fixed assets, net	(2,462)	(257)	(1,143)	(2,219)
Cash flow provided by (used in) financing activities:
Borrowings	190,401	38,381	241,603	241,337
Repayment of debt	(195,616)	(42,898)	(240,042)	(238,508)
Payment of long term obligations	(408)	(56)	(267)	(377)
Increase in long term debt	105	—	—	—
Cash received from exercise of management stock warrants	97	—	—	—

Net cash provided by (used in) financing activities	(5,421)	(4,573)	1,294	2,452

Net increase (decrease) in cash	7	7	(99)	(1,432)
Cash at beginning of period	189	182	281	1,713

Cash at end of period	$196	$189	$182	$281

Supplemental cash flow information:
Interest paid	$1,045	$334	$2,250	$2,740
Alternative minimum taxes paid	57	—	—	—
Cash paid for reorganization items	5,648	1,055	5,865	5,578
Income taxes refunded	(360)	—	—	—
Supplemental non cash information:
Stock issued (successor company)	—	(10,040)	—	—
Fair value adjustments	—	10,406	—	—
Stock retirement (predecessor company) and debt discharge	—	(22,828)	—	—
Unearned restricted stock awards	446	564	—	—
Capital lease obligations incurred	—	56	—	—

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

(1)    Reorganization and Emergence from Chapter 11

On March 23, 1999 (the “petition date”), Factory Card & Party Outlet Corp. and our wholly owned subsidiary, Factory Card Outlet of America Ltd., filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) under case numbers 99-685(JCA) and 99-686(JCA) (the “Chapter 11 Cases”). From that time until March 20, 2002, we operated our business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 20, 2002, we announced that the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan of Reorganization”) that we filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

Certain of the principal provisions of the Plan of Reorganization are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 74,553 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

•	We issued 1,349,995 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 75,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of our new Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 166,667 shares of our new Common Stock.

•	We agreed to pay $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments.

•	We converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on our property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

(2)    Fresh Start Accounting

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), we adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and our reorganization value was less than our post petition liabilities and allowed claims.

We reflected the distributions under the Plan of Reorganization in our balance sheet as of April 6, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all consolidated financial statements for any period prior to April 6, 2002 are referred to as the “Predecessor Company” as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. The reorganized enterprise value on the effective date was established at $42,500 based upon a calculation of discounted cash flows under our financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on our pre-confirmation consolidated balance sheet are as follows:

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor April 6, 2002		Plan of Reorganization			Fresh Start Adjustments			Successor April 6, 2002
A S S E T S
Current assets:
Cash		$189	$			$			$189
Merchandise inventories		56,987					(5,396	)i	51,591
Prepaid expenses and other		5,251							5,251

Total current assets		62,427					(5,396)		57,031
Fixed assets, net		17,600					(11,760	)a	5,840
Other assets		240		200	b				440

Total assets		$80,267		$200			$(17,156)		$63,311

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Debt	$			$22,743	c	$			$22,743
Debtor-in-possession financing		22,543		(22,543	)c				—
Accounts payable		11,407		(3,130	)d				8,277
Accrued expenses		12,534							12,534
Liabilities subject to settlement				3,085	e				3,085

Total current liabilities		46,484		155					46,639

Long term notes payable and capital leases		1,128		5,504	d,h				6,632
Deferred rent liabilities		—		6,750	f		(6,750	)a	—
Liabilities subject to compromise		54,056		(54,056	)f				—

Total liabilities		101,668		(41,647)			(6,750)		53,271
Stockholders’ equity (deficit)		(21,401)		41,847	g		(10,406	)g	10,040

Total liabilities & stockholders’ equity (deficit)		$80,267		$200			$(17,156	)a	$63,311

(a)	To reduce the excess of book value over enterprise value.
(b)	To record $200 of deferred financing costs related to exit financing with Wells Fargo Retail Finance LLP.
(c)	Borrowings under new line of credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor-in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.
(d)	To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.
(e)	To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts were paid within 60 days of the Effective Date.
(f)	To record elimination of pre-petition liabilities subject to compromise. Pre-petition liabilities subject to compromise included deferred rent liabilities that were not extinguished by the Bankruptcy Court.
(g)	To write-off old equity upon emergence from chapter 11 and record the issuance of new stock in accordance with the Plan and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.
(h)	To record at fair value the $2,600 creditor agreement.
(i)	To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Summary of Significant Accounting Policies

Basis of Presentation and Organization

We are a chain of company-owned stores offering a wide selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. The consolidated financial statements include the accounts of Factory Card & Party Outlet Corp. and our wholly owned subsidiary, Factory Card Outlet of America Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Actual results could differ from those estimates.

Fiscal Years

Our fiscal year ends on the Saturday closest to January 31st. The following table describes the periods presented in the financial statements and related notes thereto:

Period:	Referred to as:
Results for the 43-weeks ended February 1, 2003—Successor Company	“Successor Company 2002 43-weeks”

Results for the nine weeks ended April 6, 2002— Predecessor Company	“Predecessor Company 2002 nine weeks”

Results for the 52-weeks ended February 2, 2002	“Fiscal 2001”

Results for the 53-weeks ended February 3, 2001	“Fiscal 2000”

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We purchase inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 12% and the ten largest suppliers representing approximately 43% of our aggregate purchases for the combined 52-weeks ended February 1, 2003 [Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks]. In Fiscal 2001 our largest supplier represented approximately 11% and the ten largest suppliers represented approximately 41% of our aggregate purchases. Similarly, in Fiscal 2000 our largest supplier represented approximately 11% and the ten largest suppliers represented approximately 40% of our aggregate purchases.

Prior to emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in cost of sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 1, 2003 and February 2, 2002, we had provisions of $1,545 and $1,165, respectively, for certain merchandise, which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price over the incentive period and result in a reduction of cost of sales. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent that the allowance received does not exceed the cost of advertising the vendor’s merchandise. Markdown allowances reduce cost of goods sold in the period the related markdown was taken. Placement allowances are offset against incremental expenses incurred and the remainder, if any, over the contract period.

Fixed Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation. Pursuant to SOP 90-7, we adjusted the net book value of fixed assets by $11,760 at April 6, 2002. See Note 2 “Fresh Start Accounting”.

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

Income Taxes

We file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred Rent Liabilities

Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases, we recognize the total rental amounts expected to be paid over the lease terms on a straight-line basis and, accordingly, have established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. We also receive certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. In Fiscal 2001 deferred rent liabilities were reclassified to liabilities subject to compromise.

Software

Certain software costs are capitalized and amortized on a straight-line basis over three years. Unamortized software costs which are included in fixed assets, net were approximately $114 and $673 as of February 1, 2003

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and February 2, 2002, respectively. Amortization of these software costs was approximately $116 for the Successor Company 2002 43-weeks, $105 for the Predecessor Company 2002 nine weeks, $759 for Fiscal 2001 and $751 for Fiscal 2000.

Revenue Recognition

We record revenue at the point of sale for retail stores. We provide for returns at the time of sale based upon projected merchandise returns.

Advertising Expenses

We expense advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At February 1, 2003 and February 2, 2002, $93 and $858 of advertising production costs were included in prepaid expenses, respectively. In the Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks, advertising expense was $5,903 and $1,647, respectively. In Fiscal 2001 and Fiscal 2000, advertising expense was $7,218 and $8,157, respectively.

Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share”, earnings per share—basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share—diluted assumes, in addition to above, the effect of potentially dilutive securities.

The reconciliation of earnings per share basic to earnings per share diluted is as follows:

	Income	Shares	Per share
For the Successor Company 2002 43-weeks:
Earnings per share—basic:
Net income	$2,542	1,433,210	$1.77
Effect of dilutive securities:
Stock options and warrants		45,548
Earnings per share—diluted:

Net income	$2,542	1,478,758	$1.72

The dilutive impact of stock options and warrants was calculated using the treasury method. The 153,467 warrants issued to old equity and the shares related to the trade conversion notes did not meet the criteria for inclusion in the diluted earning per share calculation and thus were excluded.

Per share and share information for the Predecessor Company for all periods presented in the Consolidated Statements of Operations have been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.

Stock-Based Compensation

We account for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation” and has been determined as if we had accounted for our stock option plans under the fair value method of SFAS No. 123. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, our net income would have changed as indicated below:

Successor Company 2002 43-weeks
Net income, as reported	$2,542
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	99

Pro forma net income	$2,443

Earnings per share:
Basic—as reported	$1.77

Basic—pro forma	$1.70

Diluted—as reported	$1.72

Diluted—pro forma	$1.65

The per share weighted average fair value of stock options granted during the Successor Company 2002 43-weeks was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875%, volatility of 50% and an expected life of approximately 10 years.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. Store occupancy costs for Fiscal 2001 and Fiscal 2000 have been reclassified from selling, general and administrative expenses to cost of sales to present this information on a basis comparable to our competitors.

(4)    Fixed Assets

The components of fixed assets, net are as follows:

	Successor Company	Predecessor Company
	February 1, 2003	February 2, 2002
Furniture and equipment	$4,938	$41,522
Leasehold improvements	3,364	13,383

Total fixed assets	8,302	54,905
Less accumulated depreciation and amortization	1,501	36,491

Fixed assets, net	$6,801	$18,414

Pursuant to our Fresh Start Accounting under SOP 90-7, we wrote down the value of our fixed assets by $11,760 on April 6, 2002 to adjust for the excess of book value over enterprise value.

(5)    Debt

On April 8, 2002, we entered into a $40,000 secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”), which would become effective concurrent with the Plan.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the Effective Date, obligations relating to our debtor-in-possession financing facility were paid in full and our New Loan Agreement became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate with a minimum threshold of 5.00%. The interest rate on our borrowings was 5.00% at February 1, 2003. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

Due to the fact there are certain restrictions on our assets and we have guaranteed the New Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, we are required to file Condensed Financial Information of Factory Card & Party Outlet Corp. on pages S-1 through S-5.

(6)    Long Term Debt and Capital Lease Obligations

Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within four years of the Effective Date. In addition, we recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors. We intend to pay down the trade conversion note within three years of the Effective Date.

The following table summarizes the components of Debt and Capital Lease Obligations at February 1, 2003, including the current portion.

Successor Company
February 1, 2003
Wells Fargo Retail Finance, LLC line of credit agreement	$17,528
Trade conversion note	3,130
Discounted value of extended creditor payment	2,479
Other	614
Capital leases	106

Sub total	23,857

Less current maturities	(17,968)

Total long term debt	$5,889

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes future payments in excess of one year for Debt and Capital Lease Obligations at February 1, 2003.

Successor Company
Debt and Capital Lease Obligations
Fiscal year:
2003	$18,009
2004	262
2005	5,745
2006	15
Thereafter	1

Total payments	$24,032

Less interest	(175)

Total payments	23,857

Included in Fiscal year 2003 is the Wells Fargo Retail Finance, LLC line of credit agreement of $17,528.

(7)    Lease Commitments

We conduct substantially all of our activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, maintenance, and operating expenses are our obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,059 and $7,555 at February 1, 2003 and February 2, 2002, respectively. Accumulated depreciation related to such fixed assets was approximately $196 and $4,467 at February 1, 2003 and February 2, 2002, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

The following is a schedule of future lease payments for capital and operating leases as well as other financing agreements with initial or remaining terms in excess of one year as of February 1, 2003.

	Capital Leases & Other	Operating leases
Fiscal year:
2003	$481	$24,154
2004	262	23,902
2005	15	20,970
2006	15	17,506
Thereafter	1	20,505

Total payments	774	$107,037

Less amount representing interest	(54)

Present value of payments	$720

As of April 22, 2003 we executed three new leases and we expect to have the stores operational in the second half of 2003. The lease payments relating to these new store openings are included in the above summary.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense charged to operations under operating leases was $20,617, $3,984, $23,955 and $24,684 in Successor Company 2002 43-weeks, Predecessor Company 2002 nine weeks, Fiscal 2001 and Fiscal 2000, respectively.

(8)    Liabilities Subject to Compromise

The components of liabilities subject to compromise at February 2, 2002 were as follows:

Predecessor Company
February 2, 2002
Accounts payable	$37,325
Accrued expenses	1,570
Capital lease obligations	2,320
Potential claims related to rejection of certain real property leases	6,552
Deferred rent obligations	6,793

$54,560

The Plan of Reorganization provided for the satisfaction of all pre-petition liabilities.

(9)    Reorganization Items

Reorganization Items consisted of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization, store closing costs and employee retention bonuses. In addition, Reorganization Items also include the gain associated with the forgiveness of debt offset by our fresh-start adjustments and distribution of ownership share in the Reorganized Company to the unsecured creditors during the nine weeks ended April 6, 2002. The components of Reorganization Items are as follows:

Reorganization Items:	Nine weeks ended April 6, 2002	Fiscal 2001	Fiscal 2000
Professional fees	$1,379	$3,557	$4,067
Severance/retention bonus	1,026	1,469	2,252
Closed store expense	311	757	1,587
Fresh start adjustments	10,406	—	—
Forgiveness of debt	(41,847)	—	—
Unsecured creditors’ ownership share of reorganized Company	9,543	—	—
Other	342	870	92

Total	$(18,840)	$6,653	$7,998

The Successor Company has not recorded any Reorganization Items.

In Fiscal 2001, we closed and conducted closing sales at three stores that were in markets we did not intend to continue to operate in or were underperforming or unprofitable. During Fiscal 2001, we recorded a provision for reorganization costs relating to these store closings of approximately $757. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. Furthermore, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets to be Disposed Of”, we wrote off $697 of impaired long-lived assets that related to prior year store closings—included in Other.

In Fiscal 2000, we closed and conducted closing sales at seven stores that were in markets we did not intend to continue to operate in or were unprofitable. During Fiscal 2000, we recorded a provision for reorganization costs relating to these store closings of approximately $1,587. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory.

(10)    Income Taxes

Income taxes (benefit) are as follows:

	Current	Deferred	Valuation Allowance	Total
Successor Company 2002 43-weeks
Federal	$69	$1,697	$—	$1,766
State	—	215	—	215

	$69	$1,912	$—	$1,981

Predecessor Company 2002 nine weeks
Federal	$(360)	$7,354	$(7,354)	$(360)
State	—	946	(946)	—

	$(360)	$8,300	$(8,300)	$(360)

Fiscal 2001
Federal	$—	$(649)	$649	$—
State	—	(276)	276	$—

	$—	$(925)	$925	—

Fiscal 2000
Federal	$—	$634	$(627)	$7
State	—	581	574	$(7)

	$—	$53	$(53)	$—

We recorded an income tax benefit of $360 for the nine weeks ended April 6, 2002 which resulted from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002. The benefit was realized by amending tax returns for the years ended June 29, 1996 and June 28, 1997.

We recorded an income tax provision of $1,981 in the post emergence 43- weeks ended February 1, 2003, which results from fresh start accounting and the creation of new cumulative temporary differences. We will report the tax benefits realized for tax purposes for the cumulative temporary differences that existed at the date of emergence, as well as for the net operating loss carry forwards that existed at the date of emergence, as an addition to paid-in capital rather than a reduction in the tax provision in future statements of operations.

There was no provision for income taxes for the 52-weeks ended February 2, 2002 or for the 53-weeks ended February 3, 2001.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
	43-weeks ended February 1, 2003	Nine weeks April 6, 2002	52-weeks ended February 2, 2002	53-weeks ended February 3, 2001
Statutory federal rate	34.0%	34.0%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	—	(41.6)	16.7	(0.6)
Job Creation and Workers Assistance Act of 2002	—	(1.9)	—	—
Change in valuation allowance on post emergence deferred tax assets	3.8	—	—	—
State net operating loss carrybacks and carryforwards	—	—	(2.3)	(4.6)
State and local income taxes, net of federal income taxes	4.8	5.0	(2.6)	(0.7)
Reorganization costs, net	—	2.6	21.9	39.2
Other, net	1.2	—	0.3	0.7

Effective income tax rate	43.8%	(1.9%)	—%	—%

Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Successor Company	Predecessor Company
	February 1, 2003	February 2, 2002
Deferred tax assets related to:
Alternative minimum tax credit carryforward	$330	$564
Deferred rent liabilities	550	1,064
Accrued expenses	835	1,853
Contingent note	607	—
Merchandise inventories	2,511	446
Fixed assets	1,726	—
Net operating loss carryforwards	6,651	20,226

Total deferred tax assets	13,210	24,153
Valuation allowance	(12,665)	(23,205)

Deferred tax assets	545	948
Deferred tax liabilities	169	948

Deferred tax asset, net	$376	$—

We have recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed at February 2, 2002—Predecessor. Additionally, we have also recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. We have fully reserved for these amounts because the utilization of our net operating loss carryforwards is dependent upon sufficient future taxable income, which is not reasonably assured. Our reorganization has resulted in a modified capital structure

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by which SOP 90-7 requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will result in an increase to paid-in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. In the 43-weeks ended February 1, 2003, we recorded $376 in new deferred tax assets, net, which result in a direct increase in stockholders’ equity due to our ability to utilize pre-emergence net operating loss benefits. We believe we will realize the benefit of the new deferred tax asset, net, in future periods and therefore have not recorded a valuation allowance at this time.

Additionally, we have made payments of $57 for estimated Alternative Minimum Taxes due for the 43-weeks ended February 1, 2003.

At February 1, 2003, we have net operating loss (“NOL”) carryforwards for federal and state tax purposes of approximately $17,000, which will expire by the end of 2021. In addition to the NOL carryforwards, we also have Alternative Minimum Tax carryforwards of $330, which have no expiration. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

(11)    Employee Benefit Plans

On March 20, 2002, we announced that the Bankruptcy Court confirmed our Plan of Reorganization that we filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 the Plan of Reorganization became effective and we successfully emerged from Chapter 11. As of the Effective Date of the Plan, all existing stock and all stock options, employee stock purchase plans and stock option plans of the Predecessor Company were cancelled.

2002 Stock Option Plan—Successor Company

As provided in the Plan of Reorganization, we adopted a stock option plan, which authorized the grant of up to 166,667 stock options to our employees. Under the plan, stock options may be granted for the purchase of our common stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

2002 Non Employee Stock Option Plan—Successor Company

We adopted a non-employee Stock Option Plan, which authorized the grant of up to 150,000 common stock options to non-employee members of the Board of Directors. Under the Plan, options may be granted for the purchase of our common stock at an exercise price not less than 100% of the fair market value of a share of common stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 50% per year from the date of grant.

2003 Equity Incentive Plan—Successor Company

We adopted the 2003 Equity Incentive Plan on January 27, 2003, subject to stockholder approval. Under this plan, 250,000 shares of common stock would be available for the settlement of the following types of awards: stock options; stock appreciation awards; restricted shares; deferred stock; dividend equivalents; performance units; performance shares; and other stock based awards.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity for the Successor Company 2002 43-weeks is as follows:

	Number of shares	Weighted average exercise price per share
Outstanding:
Beginning of period	0	$0.00
Granted	237,300	7.26
Exercised	0	0.00
Forfeited	2,300	7.52

Outstanding end of period	235,000	$7.26

Exercisable at end of period	0	$0.00

Weighted-average fair value of options granted during the period	$3.14

Available for future grants at end of period	81,667

Information regarding outstanding and exercisable options at February 1, 2003 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
Range of Exercise Prices
February 1, 2003:
$5.50 to $6.00	36,700	9.8	$5.55	0	$0.00
7.52 to 7.52	192,900	9.1	7.52	0	0.00
9.43 to 9.43	5,400	9.4	9.43	0	0.00

$5.50 to $9.43	235,000	9.2	$7.26	0	$0.00

Restricted Stock Awards

As provided in the Plan of Reorganization, we issued 75,000 shares of the new Common Stock to certain members of management, which vest ratably over a four-year period. At the date of the grant, the market value of the award was recorded in common stock and additional paid-in capital; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock award for the 43-weeks ended February 1, 2003 was $118.

Incentive Savings Plan

The Incentive Savings Plan (the “ISP Plan”) is a defined contribution plan sponsored by us for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service. We make discretionary matching contributions to the ISP Plan at the rate of 33% of the first 6% of the participant’s contribution. For Successor Company 2002 43-weeks, Predecessor Company 2002 nine weeks, Fiscal 2001 and Fiscal 2000, our discretionary matching contributions to the ISP Plan were $152, $38, $235 and $199, respectively. The ISP Plan also allows for a discretionary base contribution to be made by us only if we have current or accumulated net profits. No discretionary base contributions have been made by us to date.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Fair Value of Financial Instruments

Our financial instruments at February 1, 2003 and February 2, 2002 include accounts payable and debt. We have assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. We believe the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument.

(13)    New Accounting Pronouncements

In June 2001, the FASB (“Financial Accounting Standards Board”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of Fiscal 2002 did not have an impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We have adopted the provisions of SFAS No. 143 and it did not have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to Fiscal 2002. In conjunction with fresh-start reporting, we recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on us is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in us recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

In September 2002, Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure”—an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

(14)    Related-party Transactions

As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, 5% was distributed to our management and 5% was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. There were no purchases from that entity during Fiscal 2002 and no amounts were owed at February 1, 2003. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed to be consummated on terms equivalent to those prevailing in an arm’s length transaction.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Quarterly Financial Information (unaudited)

Following is a summary of unaudited quarterly information:

	Predecessor Company	Successor Company	Successor Company	Successor Company	Successor Company
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002:	Nine weeks ended April 6, 2002	Four weeks ended May 4, 2002	13 weeks ended August 3, 2002	13 weeks ended November 2, 2002	13 weeks ended February 1, 2003
Total sales	$40,837	$18,187	$59,733	$48,942	$58,837
Gross profit	13,846	6,590	21,925	16,402	18,347
Selling, general and administrative expenses	12,212	5,697	17,869	15,919	16,387
Depreciation	1,030	100	356	393	652
Reorganization items	(18,840)	—	—	—	—
Interest expense	374	154	412	419	383
Income (loss) before income tax expense (benefit)	19,070	639	3,288	(329)	925
Income tax expense (benefit)	(360)	249	1,311	(132)	553
Net income (loss)	$19,430	$390	$1,977	$(197)	$372
Earnings per share—basic		0.26	1.38	(0.14)	0.26
Earnings per share—diluted		0.26	1.35	(0.14)	0.26

		Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001:		13 weeks ended May 1, 2001	13 weeks ended August 4, 2001	13 weeks ended November 3, 2001	13 weeks ended February 2, 2002
Total sales		$56,235	$57,013	$51,480	$63,215
Gross profit		18,693	20,610	16,815	21,954
Selling, general and administrative expenses		17,073	15,848	15,872	18,518
Depreciation		1,752	1,745	1,697	1,632
Reorganization items		1,404	1,218	1,711	2,320
Interest expense		824	627	666	696
Income (loss) before income tax expense (benefit)		(2,360)	1,172	(3,131)	(1,212)
Income tax expense (benefit)		—	—	—	—
Net income (loss)		$(2,360)	$1,172	$(3,131)	$(1,212)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Factory Card & Party Outlet Corp.:

Under date of March 22, 2002, except as to the first paragraph of note 5, which is as of April 8, 2002, we reported on the consolidated balance sheet of Factory Card & Party Outlet Corp. (formerly know as Factory Card Outlet Corp.) and subsidiary as of February 2, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Chicago, Illinois

March 22, 2002

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	February 1, 2003	February 2, 2002
	Successor Company	Predecessor Company
ASSETS

Current assets:
Due from subsidiary	$—	$12,179
Note receivable—subsidiary	—	61,913

Total current assets	—	74,092
Investment in subsidiary	15,154	(93,025)

Total assets	$15,154	$(18,933)

STOCKHOLDERS’ EQUITY (DEFICIT)

Predecessor common stock—$.01 par value. Voting class—authorized 15,000,000 shares; 7,503,098 shares issued and outstanding. Non-voting class—authorized 205,000 shares, no shares issued or outstanding.	$—	$75
Successor common stock, $0.01 par value. Voting class-authorized 10,000,000 shares, 1,510,910 shares issued and outstanding.	15	—
Successor unearned restricted stock awards	(446)	—
Additional paid-in capital	13,043	52,021
Accumulated earnings (deficit)	2,542	(71,029)

Total stockholders’ equity (deficit)	$15,154	$(18,933)

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	For the 43-weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002	For the 52-weeks ended February 2, 2002	For the 53-weeks ended February 3, 2001
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
Royalty income	$—	$612	$3,420	$3,392
Interest income—subsidiary note receivable	—	619	5,571	4,887
Equity in net income (loss) of subsidiary	2,542	(3,350)	(13,065)	(15,430)
Operating expenses	—	349	1,457	1,548
Plan of reorganization and fresh start adjustments	—	21,898	—	—

Net income (loss)	$2,542	$19,430	$(5,531)	$(8,699)

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 43-weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002	For the 52-weeks ended February 2, 2002	For the 53-weeks ended February 3, 2001
	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$2,542	$19,430	$(5,531)	$(8,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred compensation	118	—	—	—
(Increase) decrease in investment in subsidiary	(5,114)	(93,522)	13,065	15,430
Decrease in due from subsidiary	—	12,179	—	—
Tax benefit of pre-confirmation operating losses	2,357	—	—	—

Net cash provided by (used in) operating activities	(97)	(61,913)	7,534	6,731

Cash flow provided by (used in) investing activities:
(Increase) decrease in note receivable from subsidiary	—	61,913	(7,534)	(6,731)

Net cash provided by (used in) investing activities	—	61,913	(7,534)	(6,731)

Cash flow provided by financing activities:
Cash received from exercise of management stock warrants	97	—	—	—

Net cash provided by financing activities	97	—	—	—

Net increase (decrease) in cash	—	—	—	—
Cash at end of year	$—	$—	$—	$—

Supplemental cash flow information:
Income taxes refunded	$(360)	$—	$—	$—
Stock issued (successor company)	—	(10,040)	—	—
Fair value adjustments	—	10,406	—	—
Stock retirement (predecessor company) and debt discharge	—	(22,828)	—	—
Unearned restricted stock awards	$446	$564	$—	$—

See accompanying notes to condensed financial information.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD &  PARTY OUTLET CORP.

(Dollar amounts in thousands)

(1)    Basis of Accounting

The Condensed Financial Information of Factory Card & Party Outlet Corp. (“the Company”) has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Factory Card & Party Outlet Corp. and Subsidiary as of February 1, 2003 (Successor Company) and February 2, 2002 (Predecessor Company) and for the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 (Predecessor Company). Our Condensed Financial Information has been prepared on an unconsolidated basis. Our investment in and amounts due from our subsidiary are recorded on the equity basis. Due to the fact that there are certain restrictions on our assets and we have guaranteed the New Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, we are required to file Condensed Financial Information of Factory Card & Party Outlet Corp.

(2)    Reorganization and Emergence from Chapter 11

On March 23, 1999, the Company and our subsidiary, Factory Card Outlet of America, Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Code. We filed our plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002 and on April 9, 2002 (the “Effective Date”) we successfully emerged from Chapter 11. See Note 1 of the Notes to Consolidated Financial Statements.

(3)    Guarantees

We have guaranteed the credit and debt agreements between our subsidiary and various lenders. For information related to the agreements, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.

(4)    Notes Receivable—Subsidiary

During fiscal 1997, the subsidiary issued a note to us. Interest is accrued quarterly based on the prime lending rate plus two percent per year. The note and any accrued interest is due and payable on demand. Pursuant to the Plan, the current assets Note Receivable—Subsidiary and Due From Subsidiary were contributed to capital under the reorganized Company.

(5)    Royalty and Licensing Agreement

In June 1997, we entered into a Royalty and Licensing Agreement (“Agreement”) with our subsidiary. This Agreement grants our subsidiary the right to use trademarks and tradenames owned by us in exchange for a royalty fee of one and one-half percent of net sales from operations. Pursuant to the Plan, the Agreement was deemed null and void on the Effective Date. We did not record any Royalty Income in the 43-weeks ended February 1, 2003.