Form 10-Q
period 2003-05-03
FACTORY CARD OUTLET CORP
filed 2003-06-17
CIK 1024441

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended May 3, 2003

                          Commission File Number: 21859

                                   ----------

                        FACTORY CARD & PARTY OUTLET CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    36-3652087
-------------------------------          ---------------------------------------
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

                                   ----------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares of the Registrant's Common Stock outstanding as of June 12, 2003 was 1,508,591.

================================================================================

                        Factory Card & Party Outlet Corp.

                                    Form 10-Q

                        For the Quarter Ended May 3, 2003
                                      Index
                                                                           Page

         Cautionary Statement Regarding Forward-Looking Statements            2

Part I   Financial Information

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited) - as of
          May 3, 2003 (Successor Company) and as of February 1, 2003
          (Successor Company)                                                 3

         Condensed Consolidated Statements of Operations
          (Unaudited) - three months ended May 3, 2003, one month
          ended May 4, 2002 (Successor Company) and two months ended
          April 6, 2002 (Predecessor Company)                                 4

         Condensed Consolidated Statements of Cash Flows
          (Unaudited) - three months ended May 3, 2003, one month
          ended May 4, 2002 (Successor Company) and two months ended
          April 6, 2002 (Predecessor Company)                                 5

         Notes to Condensed Consolidated Financial Statements -
          (Unaudited)                                                         6

Item 2   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                          17

Item 3   Quantitative and Qualitative Disclosures About Market Risk          23

Item 4   Controls and Procedures                                             23

Part II  Other Information
            Item 1. Legal Proceedings                                        23
            Item 2. Changes in Securities and Use of Proceeds                23
            Item 3. Defaults Upon Senior Securities                          23
            Item 4. Submission of Matters to a Vote of Security Holders      24
            Item 5. Other Information                                        24
            Item 6. Exhibits and Reports on Form 8-K                         24
            Signatures                                                       26
            Certifications                                                   27

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                     Successor       Successor
                                                      Company         Company
                                                    ------------    ------------
                                                       May 3,        February 1,
                                                        2003            2003
                                                    ------------    ------------
ASSETS
Current assets:
   Cash                                             $        328    $        196
   Merchandise inventories, net                           46,807          48,190
   Prepaid expenses and other                              3,851           4,088
                                                    ------------    ------------
      Total current assets                                50,986          52,474
Fixed assets, net                                          6,957           6,801
Other assets                                                 362             389
Deferred tax asset, net                                      480             376
                                                    ------------    ------------
      Total assets                                  $     58,785    $     60,040
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt                                             $     13,344    $     17,528
   Accounts payable                                       15,143          12,965
   Accrued expenses                                        7,331           6,465
   Current portion of long term debt and
    capital lease obligations                                449             440
                                                    ------------    ------------
      Total current liabilities                           36,267          37,398
                                                    ------------    ------------
Long term debt and capital lease obligations               5,799           5,889
Deferred rent liabilities                                  1,685           1,599
                                                    ------------    ------------
      Total liabilities                                   43,751          44,886
Stockholders' equity                                      15,034          15,154
                                                    ------------    ------------
      Total liabilities and stockholders' equity    $     58,785    $     60,040
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

                                                  Successor        Successor     Predecessor
                                                   Company          Company        Company
                                                -------------    ------------    ------------
                                                    Three            One             Two
                                                Months Ended     Month Ended     Months Ended
                                                   May 3,           May 4,         April 6,
                                                    2003             2002            2002
                                                -------------    ------------    ------------
Net sales                                       $      54,541    $     18,187    $     40,837
Cost of sales                                          36,014          11,597          26,991
                                                -------------    ------------    ------------
   Gross profit                                        18,527           6,590          13,846
Selling, general and administrative expenses           17,995           5,697          12,212
Depreciation                                              448             100           1,030
Reorganization items                                       --              --         (18,840)
Interest expense                                          343             154             374
                                                -------------    ------------    ------------
   Income (loss) before income tax expense
    (benefit)                                            (259)            639          19,070
Income tax expense (benefit)                             (104)            249            (360)
                                                -------------    ------------    ------------
   Net income (loss)                            $        (155)   $        390    $     19,430
                                                =============    ============    ============
   Net income (loss) per share - basic          $       (0.11)   $       0.27
                                                -------------    ------------
Weighted average shares outstanding - basic         1,442,743       1,424,548
                                                -------------    ------------
   Net income (loss) per share - diluted        $       (0.11)   $       0.27
                                                -------------    ------------
Weighted average shares outstanding - diluted       1,442,743       1,424,548
                                                -------------    ------------

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                            Successor        Successor       Predecessor
                                                             Company          Company          Company
                                                          -------------    -------------    -------------
                                                          For the Three     For the One      For the Two
                                                          Months Ended      Month Ended     Months Ended
                                                             May 3,            May 4,          April 6,
                                                              2003              2002            2002
                                                          -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                      $        (155)   $         390    $      19,430
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Plan of reorganization and fresh start
       adjustments                                                   --               --          (21,898)
      Depreciation and amortization of fixed assets                 448              100            1,030
      Amortization of deferred financing costs                       32                6               26
      Amortization of deferred compensation                          35               12               --
      Non cash portion of reorganization items                       --               --            1,275
      Tax benefit of pre-confirmation net operating
       losses                                                        --              249               --
      Changes in assets and liabilities:
         Merchandise inventories                                  1,383            1,349            2,212
         Prepaid expenses and other assets                          128            2,575           (2,594)
         Accounts payable                                         2,178           (2,489)           3,336
         Accrued expenses                                           866           (2,688)           2,020
         Deferred rent obligation                                    86              161               --
                                                          -------------    -------------    -------------
Net cash provided by (used in) operating activities               5,001             (335)           4,837
                                                          -------------    -------------    -------------
Net cash used in investing activities - purchase of
 fixed assets, net                                                 (604)            (176)            (257)
                                                          -------------    -------------    -------------
Cash flow provided by (used in) financing activities:
   Borrowings                                                    52,235           18,664           38,381
   Repayment of debt                                            (56,419)         (18,134)         (42,898)
   Payment of capital lease obligations                            (106)             (44)             (56)
   Increase in long term debt                                        25               27               --
                                                          -------------    -------------    -------------
Net cash provided by (used in) financing activities              (4,265)             513           (4,573)
                                                          -------------    -------------    -------------
Net increase in cash                                                132                2                7
Cash at beginning of period                                         196              189              182
                                                          -------------    -------------    -------------
Cash at end of period                                     $         328    $         191    $         189
                                                          -------------    -------------    -------------
Supplemental cash flow information:
   Interest paid                                          $         424    $         129    $         334
   Cash paid for reorganization items                               134              358            1,055
Supplemental non cash information:
   Stock issued (Successor Company)                                  --               --          (10,040)
   Fair value adjustments                                            --               --           10,406
   Stock retired (Predecessor Company) and debt
    discharge                                                        --               --          (22,828)
   Unearned restricted stock awards                                 411              552              564
   Capital lease obligations                                         --               --               56

See accompanying notes to condensed consolidated financial statements.

                        FACTORY CARD & PARTY OUTLET CORP.
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
         (Dollar amounts in thousands, except share and per share data)

(1)  Chapter 11 Proceedings and Reorganization

     On March 23, 1999 (the "petition date"), Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the "Company"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") under case numbers 99-685(JCA) and 99-686(JCA) (the "Chapter 11 Cases"). From that time until March 20, 2002, we operated our business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, we announced that the Bankruptcy Court confirmed our Amended Plan of Reorganization (the "Plan of Reorganization") that we filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

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

          . We paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments, which obligation is secured by a subordinated lien on certain of our property.

          . We converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the "Trade Conversion Notes") to seven trade vendors and suppliers (the "Trade Participants"). The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan's Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

          . We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

(2)  Business and Basis of Presentation

     We are a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of June 12, 2003, we operated 171 stores in 20 states.

     The consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and our wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended February 1, 2003 included in our Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements.

     Fresh-Start Accounting

     Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), we adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims.

     As a result of fresh-start reporting, we reflected the distributions under the Plan of Reorganization in its balance sheet as of April 6, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all consolidated financial statements for any period prior to April 6, 2002 are referred to as the "Predecessor Company" as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

     Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations", for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. Our reorganized enterprise value on the effective date was established at $42,500 based upon a calculation of discounted cash flows under our financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on our pre-confirmation consolidated balance sheet are as follows:

                                       Predecessor                           Fresh          Successor
                                         April 6,         Plan of            Start           April 6,
                                           2002        Reorganization     Adjustments         2002
                                       ------------    --------------     ------------     ------------
ASSETS
Current assets:
   Cash                                $        189    $                  $                $        189
   Merchandise inventories                   56,987                            (5,396)i          51,591
   Prepaid expenses and other                 5,251                                               5,251
                                       ------------    --------------     ------------     ------------
      Total current assets                   62,427                             (5,396)          57,031
Fixed assets, net                            17,600                            (11,760)a          5,840
Other assets                                    240               200b                              440
                                       ------------    --------------     ------------     ------------
      Total assets                     $     80,267    $          200     $    (17,156)    $     63,311
                                       ============    ==============     ============     ============
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
   Debt                                $               $       22,743c    $                $     22,743
   Debtor-in- possession
    financing                                22,543           (22,543)c
   Accounts payable                          11,407            (3,130)d                           8,277
   Accrued expenses                          12,534                                              12,534
   Liabilities subject to
    settlement                                                  3,085e                            3,085
                                       ------------    --------------     ------------     ------------
      Total current liabilities              46,484               155                            46,639
                                       ------------    --------------     ------------     ------------
Long term notes payable and
 capital leases                               1,128             5,504d,h                          6,632
Deferred rent liabilities                        --             6,750f          (6,750)a             --
Liabilities subject to compromise            54,056           (54,056)f                              --
                                       ------------    --------------     ------------     ------------
      Total liabilities                     101,668           (41,647)          (6,750)          53,271
Stockholders' equity (deficit)              (21,401)           41,847g         (10,406)g         10,040
                                       ------------    --------------     ------------     ------------
      Total liabilities &
       stockholders' equity
       (deficit)                       $     80,267    $          200     $    (17,156)a   $     63,311
                                       ============    ==============     ============     ============

<F1>
(a)  To reduce the excess of book value over enterprise value.
<F2>
(b) To record $200 of deferred financing costs related to exit financing with Wells Fargo Retail Finance LLP.
<F3>
(c) Borrowings under new line of credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.
<F4>
(d) To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.
<F5>
(e) To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts were paid within 60 days of the Effective Date.
<F6>
(f) To record elimination of pre-petition liabilities subject to compromise. Pre-petition liabilities subject to compromise included deferred rent liabilities that were not extinguished by the Bankruptcy Court.
<F7>
(g) To write-off old equity upon emergence from chapter 11 and record the issuance of new stock in accordance with the Plan of Reorganization and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.
<F8>
(h)  To record at fair value the $2,600 creditor agreement.
<F9>
(i) To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

     Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three months ended May 3, 2003 and for the one month ended May 4, 2002 and the two months ended April 6, 2002 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

     Change in Accounting Principle

     Prior to its emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in Cost of Sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We adopted the provisions of SFAS No. 143 and it did not have a material impact on our consolidated financial position or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Specifically, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of

     Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30", because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

     In September 2002, the FASB issued Emerging Issues Task Force ("EITF") 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement
     123. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

(3)  Long Term Debt and Capital Lease Obligations

     Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, we recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors.

     The following table summarizes the components of Long Term Debt and Capital Lease Obligations including its current portion at May 3, 2003.

                                                     May 3,
                                                      2003
                                                  ------------
Trade conversion note                             $      3,130
Discounted value of extended creditor payment            2,505
Financing agreements                                       516
Capital leases                                              97
                                                  ------------
   Total                                          $      6,248
                                                  ============

(4)  Debt

     On the Effective Date, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.00%. The interest rate on our borrowings was 5.0% at May 3, 2003. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(5)  Stockholders' Equity

     We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 1,348,457 shares were distributed in the initial distribution of stock to creditors, 75,000 shares were distributed to certain members of management which vest over a 4 year period and 74,553 shares were distributed to former equity interests.

     As provided in the Plan of Reorganization, we adopted a stock option plan, which authorizes the grant of up to 166,667 stock options to our employees
     - 158,250 options at exercise prices ranging from $5.50 to $9.43 were outstanding at May 3, 2003.

     We also issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The 38,346 shares of Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The 46,256 shares of Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The 38,346 shares of Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The 30,519 shares of Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

     Warrants were issued to management to purchase an aggregate 31,000 shares of the Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

     As provided in the Plan of Reorganization, we entered into a Trade Conversion Agreement with certain trade creditors to convert $3,130 of accounts payable into long term Trade Conversion Notes. Per the agreement, these notes will be payable on the fourth anniversary of the Effective Date and contain a conversion feature into common stock between the third and fourth anniversary of the Effective Date.

     On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 150,000 common stock options to non-employee members of the Board of Directors - 90,000 options at exercise prices ranging from $5.30 to $7.52 were outstanding at May 3, 2003.

     On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 250,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan is subject to stockholder approval at our annual meeting of stockholders on July 16, 2003.

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

     The reconciliation of earnings (loss) per share basic to earnings per share diluted is as follows (in thousands, except per share amounts):

                                    Net loss         Shares        Per share
                                  ------------    ------------    ------------
For the three months ended
 May 3, 2003:
Loss per share - basic:
   Net loss                       $       (155)      1,442,743    $      (0.11)
Effect of dilutive securities:
   Stock options and warrants                               --
Loss per share - diluted:
                                  ------------    ------------    ------------
   Net loss                       $       (155)      1,442,743    $      (0.11)
                                  ============    ============    ============

                                   Net income        Shares         Per share
                                  ------------    ------------    ------------
For the one month ended
 May 4, 2002:
Earnings per share - basic:
   Net income                     $        390       1,424,548    $       0.27
Effect of dilutive securities:
   Stock options and warrants                               --
Earnings per share - diluted:
                                  ------------    ------------    ------------
   Net income                     $        390       1,424,548    $       0.27
                                  ============    ============    ============

     The dilutive impact of stock options and warrants was calculated using the treasury method. Had we reported a profit in the first quarter ended May 3, 2003, the number of average shares diluted would have increased by 2,025 shares. The 153,467 warrants issued to old equity and the shares related to the trade conversion notes did not meet the criteria for inclusion in the diluted earning per share calculation and thus were excluded.

     Per share and share information for the Predecessor Company for all periods presented in the Condensed Consolidated Statements of Operations have been omitted as such information is not deemed to be meaningful.

(7)  Stock-Based Compensation

     We account for stock option plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock Based Compensation" and has been determined as if we had accounted for our stock option plans under the fair value method of SFAS No. 123. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, our net income would have changed as indicated below:

                                               For the three    For the one
                                               months ended     month ended
                                                May 3, 2003     May 4, 2002
                                               -------------    ------------
Net income (loss), as reported                 $        (155)   $        390
Deduct:  Total  stock-based
 employee compensation expense  determined
 under fair  value  basis for all awards,
 net of related tax effects                               38              11
                                               -------------    ------------
Pro forma net income (loss)                    $        (193)   $        379
                                               =============    ============
Earnings (loss) per share:
------------------------------------------
Basic-as reported                              $       (0.11)   $       0.27
                                               -------------    ------------
Basic-pro forma                                $       (0.13)   $       0.27
                                               =============    ============
Diluted-as reported                            $       (0.11)   $       0.27
                                               -------------    ------------
Diluted-pro forma                              $       (0.13)   $       0.27
                                               =============    ============

     The per share weighted average fair value of stock options granted during the three months ended May 3, 2003 and for the one month ended May 4, 2002 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875%, volatility of 50% and an expected life of approximately 10 years.

(8)  Reorganization Items

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

                                    Predecessor Company
                                    --------------------
                                      Two months ended
                                        April 6,2002
Reorganization Items:
---------------------------------   --------------------
Professional fees                   $              1,379
Severance/retention bonus                          1,026
Closed store expense                                 311
Fresh start adjustments                           10,406
Forgiveness of debt                              (41,847)
Unsecured creditors' ownership
 share of reorganized company                      9,543
Other                                                342
                                    --------------------
   Total Reorganization Items       $            (18,840)
                                    ====================

     The Successor Company has not recorded any Reorganization Items.

(9)  Income Taxes

     We have recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company's net loss carry forwards is dependent upon sufficient future taxable income. In the three months ended May 3, 2003, we recorded $104 in new deferred tax assets, of which $35 related to deferred rent liabilities with the remaining $69 representing a new net operating loss carryforward. We have not recorded a valuation allowance on these new deferred tax assets as we anticipate that we will realize these deferred tax assets in the future.

     We recorded an income tax benefit of $104 for the three months ended May 3, 2003 and income tax expense of $249 for the one month ended May 4, 2002. As we realize the benefits of cumulative temporary differences and net operating loss carryforwards that existed at the date of emergence, we will report those benefits as an addition to paid-in-capital rather than as a reduction to the tax provisions in the future statement of operations.

     We recorded an income tax benefit of $360 for the two months ended April 6, 2002 which resulted from the realization of net operating loss carry backs due the enactment of the Job Creation and Workers Assistance Act of 2002.

(10) Related Party Transactions

     As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and 5 % was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. Total purchases from that entity were $760 during the three months ended May 3, 2003 and amounts owed to that entity as of May 3, 2003 were $342. There were no purchases from this entity during the three months ended May 4, 2002. We believe transactions with former unsecured creditors, as well as other vendors, are deemed to be consummated on terms equivalent to those prevailing in an arm's length transaction.

(11) Contingencies

     In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At May 3, 2003 these charges were approximately $1,600. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges are not accrued at May 3, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

     The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. As of June 11, 2003, the Company operated 171 stores in 20 states.

     On March 23, 1999 the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code under case numbers 99-685(JCA) and 99-686(JCA). From that time until March 20, 2002, the Company operated its business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 20, 2002, we announced that the Bankruptcy Court confirmed our Amended Plan of Reorganization (the "Plan of Reorganization") that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the "Effective Date") the Plan of Reorganization became effective and we successfully emerged from Chapter 11. See Note (1) to the Notes to the Condensed Consolidated Financial Statements for a summary of the principal provisions of the Plan of Reorganization.

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

Fresh Start Accounting

     As is more fully discussed in Note 2 - "Business and Basis of Presentation" in our Notes to Condensed Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the two months ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders' equity were adjusted downward by approximately $17,000.

Fresh-start Reporting; Factors Affecting Comparability of Financial Information

     Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the one month period ended May 4, 2002 (Successor Company) has been combined with the two month period ended April 6, 2002 (Predecessor Company) and then compared to the three months ended May 3, 2003. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

     The lack of comparability in the accompanying unaudited consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as income taxes, debt restructuring and reorganization costs.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management's discussion and analysis.

                                                                Combined
                                                               results -
                                              Three months    three months
                                                 ended           ended
                                              ------------    ------------
                                                 May 3,          May 4,
                                                  2003            2002
                                              ------------    ------------
Net sales                                            100.0%          100.0%
Cost of sales                                         66.0            65.4
                                              ------------    ------------
   Gross profit                                       34.0            34.6
Selling, general and administrative expenses          33.0            30.3
Depreciation                                           0.8             1.9
Reorganization items                                    --           (31.9)
Interest expense                                       0.6             0.9
                                              ------------    ------------
   Income (loss) before income tax benefit            (0.4)           33.4
Income tax benefit                                    (0.2)           (0.2)
                                              ------------    ------------
Net income (loss)                                     (0.2)%          33.6%
                                              ============    ============
Number of stores open at end of period                 171             172

Three Months Ended May 3, 2003 and May 4, 2002

     Net Sales. Net sales decreased $4,483 or 7.6% to $54,541 for the three month period ended May 3, 2003 ("first quarter of fiscal 2003") from $59,024 for the three month period ended May 4, 2002 ("first quarter of fiscal 2002"). All major product categories experienced decreased sales with our gift and novelty category contributing the largest decrease. During the first quarter of 2003, we completed our juvenile party initiative whereby we expanded our product assortment by over 30%. This expansion partially attributed to the decrease in our gift and novelty category as we phased out product to accommodate the expansion of juvenile party merchandise. Comparable store sales decreased 7.1% as a result of a challenging retail environment, weakening consumer confidence and the business interruption experienced during our juvenile party initiative. No stores opened or closed in either period. Please note we closed one store in the second quarter of fiscal 2002.

     Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit decreased $1,909 or 9.3%, to $18,527 for the first quarter of fiscal 2003 from $20,436 for the first quarter of fiscal 2002. The decrease was primarily due to decreased sales volume coupled with an increase in store occupancy costs. As a percentage of net sales, gross profit was 34.0% for the first quarter of fiscal 2003 compared to 34.6% in the same period in the prior year. The 0.6% decrease in gross profit percent can be attributed to negative variances in store occupancy and distribution costs offset by an increase in inventory gross margins as we experience improved markdown and shrinkage results.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $86 or 0.5% to $17,995 for the first quarter of fiscal 2003 from $17,909 for the first quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 33.0% in the first quarter of fiscal 2003 from 30.3% in the first quarter of fiscal 2002. The increase in percent is attributable to increases in advertising costs and remodel/re-merchandising costs of $401 and $332, respectively, coupled with not leveraging other store and administrative expenses against decreased sales volume. Furthermore, the increase in our remodel/re-merchandising costs of $332 is due to the expansion of our juvenile party assortment which was completed in the first quarter of fiscal 2003.

     Depreciation expense. Depreciation expense was $448 in the first quarter of fiscal 2003 compared to $1,130 in the first quarter of fiscal 2002. The decrease is primarily due to the fresh-start adjustment on fixed assets of $11,760 resulting from the write down of fixed assets for the excess of book value over enterprise value.

     Interest Expense. Interest expense was $343 in the first quarter of fiscal 2003 compared to $528 in the first quarter of fiscal 2002. Decreases in inventory levels coupled with increases in accounts payable translated to lower borrowing levels.

     Reorganization Items, net. Reorganization Items recognized in first quarter of fiscal 2002 resulted in a gain of $18,840. The major components of Reorganization Items are as follows:

                                             Combined
                                             results
                                           Three months
                                           ended May 4,
Reorganization Items:                          2002
---------------------------------------    ------------
Professional fees                          $      1,379
Severance/retention bonus                         1,026
Closed store expense                                311
Fresh start adjustments                          10,406
Forgiveness of debt                             (41,847)
Unsecured creditors' ownership share of
 reorganized  Company                             9,543
Other                                               342
                                           ------------
   Total                                   $    (18,840)
                                           ------------

     The Successor Company has not recorded any Reorganization Items.

     Income Taxes. Income tax benefit was $104 in the first quarter of fiscal 2003 compared to income tax expense of $249 in one month ended May 4, 2002. These amounts represent approximately 40% of our pre tax income (loss) for the period described.

     The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

     Our uses of capital for the remainder of fiscal 2003 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings.

     On April 9, 2002, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the "New Loan Agreement") became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate ("LIBOR") with a minimum threshold of 5.0%. The interest rate on our borrowings was 5.0% at May 3, 2003. Borrowings under the New Loan Agreement are secured by substantially all of our assets.

     The New Loan Agreement contains certain restrictive covenants, which, among other things, require us to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability grant liens and incur additional indebtedness.

     Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, we recorded at fair value the $2,600 extended creditor payment payable to the general unsecured creditors.

     As of May 3, 2003, we had $13,344 in borrowings outstanding under the New Loan Agreement and had utilized approximately $92 under the New Loan Agreement to issue letters of credit.

The following table sets forth certain consolidated statements of cash flows:

                                           FY2003          FY2002
                                        ------------    ------------
                                                          Combined
                                                          results-
                                        Three months    Three months
                                           ended           ended
                                        May 3, 2003     May 4, 2002
                                        ------------    ------------
Cash provided by operating activities   $      5,001    $      4,502
                                        ------------    ------------
Cash used in investing activities       $       (604)   $       (433)
                                        ------------    ------------
Cash used in financing activities       $     (4,265)   $     (4,060)
                                        ------------    ------------

     At May 3, 2003 our working capital was $14,719. Net cash provided by operating activities for the three month period ended May 3, 2003 was $5,001 compared to $4,502 of net cash provided by operating activities during the three month period ended May 4, 2002. Cash provided for the current period is related to decreases in inventory balances coupled with increases in accounts payable and accrued expenses.

     Net cash used in investing activities during the three month period ended May 3, 2003 and the three month period ended May 4, 2002 was $604 and $433, respectively. Net cash used in investing activities was primarily for capital expenditures for computer equipment, store remodeling and warehouse equipment for the distribution center.

     Net cash used in financing activities during the three month period ended May 3, 2003 was $4,265 compared to $4,060 during the three month period ended May 4, 2002. Amounts are attributable to the level of borrowings and repayments.

     We do not intend to pay cash dividends in the foreseeable future and our current Loan Agreement restricts us from paying dividends on our capital stock.

     In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At May 3, 2003 these charges were approximately $1,600. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges are not accrued at May 3, 2003.

     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon current levels of operation and anticipated growth, we believe that future cash flow from operations, together with available borrowings under the New Loan Agreement, will be adequate to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

Seasonality

     Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2003 quarters are defined as follows: first fiscal quarter is February 2, 2003 to May 3, 2003, second fiscal quarter is May 4, 2003 to August 2, 2003, third fiscal quarter is August 3, 2003 to November 1, 2003 and fourth fiscal quarter is November 2, 2003 to January 31, 2004. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31/st/.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on our financial condition or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Specifically, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30", because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that our net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in recognizing the cost of future restructuring activities over a period of time as opposed to as a single event.

     In September 2002, the FASB issued Emerging Issues Task Force ("EITF") 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are subject to market risks from changes in interest rates. As of May 3, 2003, the interest rate on the Company's revolving credit facilities, which represents a significant portion of the Company's outstanding debt, is variable based upon earnings performance, the London Interbank Offered Rate ("LIBOR") and the prime rate. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three months ended May 3, 2003, the one month ended May 4, 2002 and two months ended April 6, 2002 would not have had a material impact on our financial position or results of operations.

ITEM 4  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are from time to time involved in litigation, either asserted or unasserted, incidental to the conduct of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 2.  Changes in Securities

         None.

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

         Exhibit 99.3 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

         Notes

         (1) Incorporated by reference to the Company's Current Report on Form 8-K as filed on April 23,2002

         (2) Incorporated by reference to the Company's Current Report on Form 10-Q as filed on June 18, 2002.

         (b) Reports on 8-K

         Current Report on Form 8-K filed on May 23, 2003 announcing the date of our meeting of shareholders.

         Current Report on Form 8-K filed on April 30, 2003 announcing the restatement of financial results related to pre-emergence reorganization gain.

         Current Report on Form 8-K filed on March 6, 2003 announcing our fourth quarter results and expansion of our juvenile party selection.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FACTORY CARD & PARTY OUTLET CORP.


Dated: June 12, 2003                    By:        /s/  Gary W. Rada
                                           -------------------------------------
                                                      Gary W. Rada
                                           President and Chief Executive Officer


Dated: June 12, 2003                    By:      /s/  James D. Constantine
                                           -------------------------------------
                                                    James D. Constantine
                                           Executive Vice President and Chief
                                           Financial and Administrative Officer
                                             [Principal Accounting Officer]

CERTIFICATIONS

I, Gary W. Rada, President and Chief Executive Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

                                        By:        /s/ Gary W. Rada
                                           -------------------------------------
                                                     Gary W. Rada
                                           President and Chief Executive Officer

I, James D. Constantine, Executive Vice President and Chief Financial and Administrative Officer of Factory Card & Party Outlet Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Factory Card & Party Outlet Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date:  June 12, 2003

                                        By:     /s/ James D. Constantine
                                           -------------------------------------
                                                  James D. Constantine
                                            Executive Vice President and Chief
                                           Financial and Administrative Officer