Form 10-Q
period 2003-08-02
FACTORY CARD OUTLET CORP
filed 2003-09-10
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 2, 2003

Commission File Number: 21859

FACTORY CARD & PARTY OUTLET CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3652087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 Diehl Road,

Naperville, IL 60563-2371

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:  (630) 579-2000

Factory Card Outlet Corp.

(Former Name)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of September 9, 2003 was 1,508,641.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended August 2, 2003

Index

		Page
	Cautionary Statement Regarding Forward-Looking Statements	2

Part I	Financial Information

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) - as of August 2, 2003 (Successor Company) and as of February 1, 2003 (Successor Company)	3

	Condensed Consolidated Statements of Operations (Unaudited) – three months ended August 2, 2003, three months ended August 3, 2002, six months ended August 2, 2003, four months ended August 2, 2002 (Successor Company) and two months ended April 6, 2002 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – six months ended August 2, 2003, four months ended August 3, 2002 and (Successor Company) and two months ended April 6, 2002 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements - (Unaudited)	6-16

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	17-23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	Disclosure Controls and Procedures	24

Part II	Other Information
	Item 1. Legal Proceedings	24
	Item 2. Changes in Securities	24
	Item 3. Defaults Upon Senior Securities	24
	Item 4. Submission of Matters to a Vote of Security Holders	24
	Item 5. Other Information	25
	Item 6. Exhibits and Reports on Form 8-K	25-27
	Signatures	27

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used herein, unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Factory Card & Party Outlet Corp. and its subsidiaries.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	dependence on key personnel;

•	competition;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-Q.

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	Successor Company	Successor Company
	August 2, 2003	February 1, 2003
ASSETS

Current assets:
Cash	$194	$196
Merchandise inventories, net	43,534	48,190
Prepaid expenses and other	3,922	4,088

Total current assets	47,650	52,474

Fixed assets, net	7,038	6,801
Other assets	333	389
Deferred tax asset, net	431	376

Total assets	$55,452	$60,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt	$4,640	$17,528
Accounts payable	17,680	12,965
Accrued expenses	6,644	6,465
Current portion of long term debt and capital lease obligations	421	440

Total current liabilities	29,385	37,398

Long term debt and capital lease obligations	5,740	5,889
Deferred rent liabilities	1,736	1,599

Total liabilities	36,861	44,886

Stockholders’ equity	18,591	15,154

Total liabilities and stockholders’ equity	$55,452	$60,040

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Successor Company	Successor Company	Successor Company	Successor Company	Predecessor Company
	Three Months Ended August 2, 2003	Three Months Ended August 3, 2002	Six Months Ended August 2, 2003	Four Months Ended August 3, 2002	Two Months Ended April 6, 2002
Net sales	$59,835	$59,733	$114,376	$77,920	$40,837
Cost of sales	37,873	37,808	73,887	49,405	26,991

Gross profit	21,962	21,925	40,489	28,515	13,846

Selling, general and administrative expenses	17,666	17,869	35,661	23,566	12,212
Depreciation	486	356	934	456	1,030
Reorganization items	—	—	—	—	(18,840)
Interest expense	237	412	580	566	374

Income before income tax expense (benefit)	3,573	3,288	3,314	3,927	19,070
Income tax expense (benefit)	1,429	1,311	1,325	1,560	(360)

Net income	$2,144	$1,977	$1,989	$2,367	$19,430

Net income per share - basic	$1.47	$1.38	$1.37	$1.65

Weighted average shares outstanding – basic	1,457,241	1,432,486	1,450,677	1,430,619

Net income per share – diluted	$1.40	$1.35	$1.35	$1.62

Weighted average shares outstanding – diluted	1,530,811	1,463,555	1,470,335	1,461,688

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Successor Company	Successor Company	Predecessor Company
	For the Six Months Ended August 2, 2003	For the Four Months Ended August 3, 2002	For the Two Months Ended April 6, 2002
Cash flows from operating activities:
Net income	$1,989	$2,367	$19,430
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Plan of reorganization and fresh start adjustments	—	—	(21,898)
Depreciation and amortization of fixed assets	934	456	1,030
Amortization of deferred financing costs	65	30	26
Amortization of deferred compensation	68	47	—
Non cash portion of reorganization items	—	—	1,275
Tax benefit of pre-confirmation net operating losses	1,380	1,850	—
Changes in assets and liabilities:
Merchandise inventories	4,656	4,425	2,212
Prepaid expenses and other assets	102	1,019	(2,594)
Accounts payable	4,715	1,039	3,336
Accrued expenses	179	(5,351)	2,020
Deferred rent obligation	137	726	—

Net cash provided by operating activities	14,225	6,608	4,837

Net cash used in investing activities – purchase of fixed assets, net	(1,171)	(924)	(257)

Cash flow provided by (used in) financing activities:
Borrowings	107,859	76,632	38,381
Repayment of debt	(120,747)	(82,285)	(42,898)
Payment of capital lease obligations	(216)	(176)	(56)
Increase in long term debt	48	46	—
Cash received from exercise of stock warrants and options	—	97	—

Net cash used in financing activities	(13,056)	(5,686)	(4,573)

Net increase (decrease) in cash	(2)	(2)	7
Cash at beginning of period	196	189	182

Cash at end of period	$194	$187	$189

Supplemental cash flow information:
Interest paid	$565	$221	$334
Cash paid for reorganization items	138	5,233	1,055
Supplemental non cash information:
Stock issued (Successor Company)	—	—	(10,040)
Fair value adjustments	—	—	10,406
Stock retired (Predecessor Company) and debt discharge	—	—	(22,828)
Unearned restricted stock awards	342	517	564
Capital lease obligations	—	—	56

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Chapter 11 Proceedings and Reorganization

On March 23, 1999 (the “petition date”), Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the “Company”), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) under case numbers 99-685(JCA) and 99-686(JCA) (the “Chapter 11 Cases”). From that time until March 20, 2002, we operated our business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 20, 2002, we announced that the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan of Reorganization”) that we filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

Certain of the principal provisions of the Plan of Reorganization are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 74,553 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

•	We issued 1,349,995 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 75,000 shares of the new Common Stock to certain members of our management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 31,000 shares of our new Common Stock at a purchase price of $7.52 per share. On June 7, 2002, 12,900 warrants were exercised and the remaining 18,100 warrants expired.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 153,467 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $11.00 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $16.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $16.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $34.00 per share.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 166,667 shares of our new Common Stock.

•	We paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments, which obligation is secured by a subordinated lien on certain of our property.

•	We converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

(2)	Business and Basis of Presentation

We are a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of August 2, 2003, we operated 171 stores in 20 states.

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

Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations”, for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. Our reorganized enterprise value on the effective date was established at $42,500 based upon a calculation of discounted cash flows under our financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on our pre-confirmation consolidated balance sheet are as follows:

	Predecessor April 6, 2002		Plan of Reorganization			Fresh Start Adjustments			Successor April 6, 2002
ASSETS
Current assets:
Cash		$189	$			$			$189
Merchandise inventories		56,987					(5,396	)i	51,591
Prepaid expenses and other		5,251							5,251

Total current assets		62,427					(5,396)		57,031

Fixed assets, net		17,600					(11,760	)a	5,840
Other assets		240		200	b				440

Total assets		$80,267		$200			$(17,156)		$63,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and six fiscal months ended August 2, 2003 and the three and four fiscal months ended August 3, 2002 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

Change in Accounting Principle

Prior to its emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in Cost of Sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on our financial condition or results of operations.

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

Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

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

In September 2002, the FASB issued Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. As we have not entered into any such agreements after June 30, 2003, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. As we have not issued any financial instruments which meet this criteria, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

(3)	Long Term Debt and Capital Lease Obligations

Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, we recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors.

The following table summarizes the components of Long Term Debt and Capital Lease Obligations including its current portion at August 2, 2003.

August 2, 2003
Trade conversion note	$3,130
Discounted value of extended creditor payment	2,527
Financing agreements	416
Capital leases	88

Total	$6,161

(4)	Debt

On the Effective Date, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”) became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate (“LIBOR”) with a minimum threshold of 5.0%. The interest rate on our borrowings was 5.0% at August 2, 2003. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(5)	Stockholders’ Equity

We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 1,349,995 shares were distributed in the initial distribution of stock to creditors, 75,000 shares were distributed to certain members of management which vest over a 4 year period and 74,553 shares were distributed to former equity interests.

As provided in the Plan of Reorganization, we adopted a 2002 stock option plan, which authorizes the grant of up to 166,667 stock options to our employees – 155,100 options under the 2002 stock option plan at exercise prices ranging from $5.50 to $9.43 were outstanding at August 2, 2003.

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

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 150,000 common stock options to non-employee members of the Board of Directors – 90,000 options at exercise prices ranging from $5.30 to $7.52 were outstanding at August 2, 2003.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 250,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 113,600 options were outstanding with an exercise price of $12.75 at August 2, 2003.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. However, comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(6)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share”, earnings per share – basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted includes, in addition to the above, the effect of potentially dilutive securities, if dilutive.

The reconciliation of earnings per share basic to earnings per share diluted is as follows (in thousands, except per share amounts):

	Net income	Shares	Per share
For the three months ended August 2, 2003:
Earnings per share – basic:
Net income	$2,144	1,457,241	$1.47

Effect of dilutive securities:
Stock options and warrants		73,570
Earnings per share – diluted:

Net income	$2,144	1,530,811	$1.40

For the three months ended August 3, 2002:
Earnings per share – basic:
Net income	$1,977	1,432,486	$1.38

Effect of dilutive securities:
Stock options and warrants		31,069
Earnings per share – diluted:

Net income	$1,977	1,463,555	$1.35

	Net income	Shares	Per share
For the six months ended August 2, 2003:
Earnings per share – basic:
Net income	$1,989	1,450,677	$1.37

Effect of dilutive securities:
Stock options and warrants		19,658
Earnings per share – diluted:

Net income	$1,989	1,470,335	$1.35

For the four months ended August 3, 2002:
Earnings per share – basic:
Net income	$2,367	1,430,619	$1.65

Effect of dilutive securities:
Stock options and warrants		31,069
Earnings per share – diluted:

Net income	$2,367	1,461,688	$1.62

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

We account for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” and has been determined as if we had accounted for our stock option plans under the fair value method of SFAS No. 123. Had we determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No.

123, our net income would have changed as indicated below:

	For the three months ended August 2, 2003	For the three months ended August 3, 2002	For the six months ended August 2, 2003	For the four months ended August 3, 2002
Net income, as reported	$2,144	$1,977	$1,989	$2,367
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	53	29	91	40

Pro forma net income	$2,091	$1,948	$1,898	$2,327

Earnings per share:
Basic-as reported	$1.47	$1.38	$1.37	$1.65

Basic-pro forma	$1.44	$1.36	$1.31	$1.62

Diluted-as reported	$1.40	$1.35	$1.35	$1.62

Diluted-pro forma	$1.37	$1.33	$1.29	$1.59

The per share weighted average fair value of stock options granted during the three and six months ended August 2, 2003 and three months and four months ended August 3, 2002 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 4.25%, volatility of 50% and an expected life of approximately 10 years.

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

Predecessor Company
Two months ended April 6,2002
Reorganization Items:
Professional fees	$1,379
Severance/retention bonus	1,026
Closed store expense	311
Fresh start adjustments	10,406
Forgiveness of debt	(41,847)
Unsecured creditors’ ownership share of reorganized company	9,543
Other	342

Total Reorganization Items	$(18,840)

The Successor Company has not recorded any Reorganization Items.

(9)	Income Taxes

Since we utilized fresh start accounting upon emergence from bankruptcy, the income tax expense of $1,325 for the six months ended August 2, 2003 and $1,560 for the four months ended August 3, 2002 is offset, net of the impact of deferred taxes, by a direct increase in stockholders’ equity resulting from the ability to utilize prior period net operating loss benefits. Due to the fact we have the ability to use prior period net operating loss benefits, we did not pay federal income tax in either period. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

We have recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company’s net loss carry forwards is dependent upon sufficient future taxable income.

(10)	Related Party Transactions

As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and five percent was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. Total purchases from that entity were $1,560 during the six months ended August 2, 2003 and amounts owed to that entity as of August 2, 2003 were $220. There were no purchases from this entity during the four months ended August 3, 2002 or the two months ended April 6, 2002. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed consummated on terms equivalent to those prevailing in an arms length transaction.

(11)	Contingencies

In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At August 2, 2003 these charges were approximately $2.2 million. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges have not been accrued at August 2, 2003.

(12)	Subsequent Event

On September 9, 2003, the Board of Directors approved a 2-for-1 stock split of our common stock. Shareholders will receive one additional common share for every common share held on the record date of October 7, 2003. The additional common shares will be mailed or delivered on or around October 21, 2003.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

The Company is a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. As of August 2, 2003, the Company operated 171 stores in 20 states.

On March 23, 1999 we filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code under case numbers 99-685(JCA) and 99-686(JCA). From that time until March 20, 2002, we operated our business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 20, 2002, we announced that the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan of Reorganization”) that it filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and we successfully emerged from Chapter 11. See Note (1) to the Notes to the Condensed Consolidated Financial Statements for a summary of the principal provisions of the Plan of Reorganization.

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

Fresh Start Accounting

As is more fully discussed in Note 2 – “Business and Basis of Presentation” in our Notes to Condensed Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the two months ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders’ equity were adjusted downward by approximately $17,000.

Fresh-start Reporting; Factors Affecting Comparability of Financial Information

Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the four month period ended August 3, 2002 (Successor Company) has been combined with the two month period ended April 6, 2002 (Predecessor Company) and then compared to the six months ended August 2, 2003. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

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

	Three fiscal months ended	Three fiscal months ended	Six fiscal months ended
	August 2, 2003	August 3, 2002	August 2, 2003	Combined results August 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	63.3	64.6	64.3

Gross profit	36.7	36.7	35.4	35.7
Selling, general and administrative expenses	29.5	29.9	31.2	30.1
Depreciation	0.8	0.6	0.8	1.3
Reorganization items	—	—	—	(15.9)
Interest expense	0.4	0.7	0.5	0.8

Income before income tax expense	6.0	5.5	2.9	19.4
Income tax expense	2.4	2.2	1.2	1.0

Net income	3.6%	3.3%	1.7%	18.4%

Number of stores open at end of period	171	171	171	171

Three Months Ended August 2, 2003 and August 3, 2002

Net Sales. Net sales increased $102 or 0.2% to $59,835 for the three month period ended August 2, 2003 (“second quarter of fiscal 2003”) from $59,733 for the three month period ended August 3, 2002 (“second quarter of fiscal 2002”). Increases in card, basic party and seasonal categories were offset by decreases in our other sales categories. Comparable store sales increased 0.7%. No new stores opened in either period and one store closed in the second quarter of fiscal 2002.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $37 or 0.2%, to $21,962 for the second quarter of fiscal 2003 from $21,925 for the second quarter of fiscal 2002. As a percentage of net sales, gross profit was 36.7% for both periods presented.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $203 or 1.1% to $17,666 for the second quarter of fiscal 2003 from $17,869 for the second quarter of fiscal 2002. The fluctuation can be attributed to decreases in store and general and administrative expenses of $832 and $176, respectively, offset by an $805 increase in advertising costs. As a percentage of net sales, selling, general and administrative expenses decreased to 29.5% in the second quarter of fiscal 2003 from 29.9% in the second quarter of fiscal 2002.

Depreciation expense. Depreciation expense was $486 in the second quarter of fiscal 2003 compared to $356 in the second quarter of fiscal 2002. The increase is a function of depreciation on fixed assets placed in service since we emerged from bankruptcy in April 2002.

Interest Expense. Interest expense was $237 in the second quarter of fiscal 2003 compared to $412 in the second quarter of fiscal 2002. Decreases in inventory levels coupled with an increase in our days payable outstanding have translated to lower borrowing levels.

Income Taxes. Income tax expense of $1,429 in the second quarter of fiscal 2003 compared to $1,311 in the second quarter of fiscal 2002. Amounts represent approximately 40% of our pre tax income for the period described. Due to the fact we are able to use pre emergence net operating losses, we did not pay federal income tax and the expense recorded in each period resulted, net of the impact of deferred taxes, in a direct increase to stockholders’ equity.

Six Months Ended August 2, 2003 and August 3, 2002

Net Sales. Net sales decreased $4,381 or 3.7%, to $114,376 for the six fiscal month period ended August 2, 2003 (“first half of fiscal 2003”) from $118,757 for the six fiscal month period ended August 3, 2002 (“first half of fiscal 2002”). All sales categories with the exception of cards, basic party and seasonal experienced a sales decrease. Comparable store sales decreased 3.2%. No new stores opened in either period and one store closed in the first half of fiscal 2002.

Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit decreased $1,872 or 4.4%, to $40,489 for the first half of fiscal 2003 from $42,361 for the first half of fiscal 2002. The fluctuation can be primarily attributed to lower sales volume. As a percentage of net sales, gross profit was 35.4% for the first half of fiscal 2003 compared to 35.7% in the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $117 or 0.3%, to $35,661 for the first half of fiscal 2003 from $35,778 for the first half of fiscal 2002. The fluctuation can be attributed to decreases in store expenses and general and administrative expenses of $1,245 and $79, respectively offset by an increase in advertising costs of $1,207. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% in the first half of fiscal 2003 from 30.1% in the first half of fiscal 2002.

Depreciation expense. Depreciation expense was $934 in the first half of fiscal 2003 compared to $1,486 in the first half of fiscal 2002. The decrease relates to the fresh-start adjustment of $11,760 on fixed assets whereby the Company adjusted for the excess of book value over enterprise value.

Interest Expense. Interest expense was $580 in the first half of fiscal 2003 compared to $940 in the first half of fiscal 2002. Decreases in inventory levels coupled with an increase in our days payable outstanding have translated to lower borrowing levels.

Reorganization Items, net. We did not record any Reorganization Items in the first half of 2003. The major components of the $18,840 Reorganization gain recorded in the first half of 2002 are as follows:

FiscalYear 2002 Combined Results
Six Months ended August 3, 2002
Professional fees	$1,379
Severance/retention bonus	1,026
Closed store expense	311
Fresh start adjustments	10,406
Forgiveness of debt	(41,847)
Unsecured creditors’ ownership share of reorganized Company	9,543
Other	342

Total	$(18,840)

Income Taxes. Income tax expense of $1,325 for the first half of 2003 and $1,560 for the four months ended August 3, 2002 represents approximately 40% of our pre tax income. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

Our uses of capital for the remainder of fiscal 2003 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings.

On April 9, 2002, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”) became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate (“LIBOR”) with a minimum threshold of 5.0%. The interest rate on our borrowings was 5.0% at August 2, 2003. Borrowings under the New Loan Agreement are secured by substantially all of our assets.

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

As of August 2, 2003, we had $4,640 in borrowings outstanding under the New Loan Agreement and had utilized approximately $2,619 under the New Loan Agreement to issue letters of credit.

The following table sets forth certain consolidated statements of cash flows:

	FY2003	FY2002
	Six months ended August 2, 2003	Combined results - Six months ended August 3, 2002
Cash provided by operating activities	$14,225	$11,445

Cash used in investing activities	$1,171	$1,181

Cash used in financing activities	$13,056	$10,259

At August 2, 2003 our working capital was $18,265. Net cash provided by operating activities for the six month period ended August 2, 2003 was $14,225 compared to $11,445 of net cash provided by operating activities during the six month period ended August 3, 2002. Cash provided for the current period is related to decreases in inventory balances coupled with increases in accounts payable as we continue to leverage days payable with our vendor community.

Net cash used in investing activities during the six month period ended August 2, 2003 and the six month period ended August 3, 2002 was $1,171 and $1,181, respectively. Net cash used in investing activities was primarily for capital expenditures relating to leasehold improvements at the stores, store fixtures, computer equipment and warehouse equipment for the distribution center.

Net cash used in financing activities during the six month period ended August 2, 2003 was $13,056 compared to $10,259 during the six month period ended August 3, 2002. Amounts are attributable to the level of borrowings and repayments.

We do not intend to pay cash dividends in the foreseeable future and our current Loan Agreement restricts us from paying dividends on our capital stock.

In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At August 2, 2003 these charges were approximately $2,190. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges are not accrued at August 2, 2003.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on our financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB

No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that our net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

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

In September 2002, the FASB issued Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. Our accounting policies relating to cash received from vendors is consistent with the conclusions reached by the EITF.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. As we have not entered into any such agreements after June 30, 2003, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. As we have not issued any financial instruments which meet this criteria, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of August 2, 2003, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon earnings performance, the London Interbank Offered Rate (“LIBOR”) and the prime rate. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the six months ended August 2, 2003, the four months ended August 3, 2002 and two months ended April 6, 2002 would not have had a material impact on our financial position or results of operations.

ITEM 4 DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on July 16, 2003, the stockholders approved proposals regarding the following:

(1) the election of three directors (James D. Constantine, Patrick O’Brien and Gary W. Rada); the vote was 1,120,146 shares for James D. Constantine, 1,126,543 shares for Patrick O’Brien and 1,120,146 shares for Gary W. Rada.

(2) an amendment to our Amended and Restated Certificate of Incorporation to (a) provide that the number of directors shall be fixed from time to time exclusively by resolution of the board of directors, (b) increase the number of classes in our classified board of directors from two to three and (c) designate persons to serve as directors in all three classes; the vote was 891,455 shares for the proposal, 166,267 shares against and 131 abstaining.

(3) an amendment to our Amended and Restated Certificate of Incorporation to (a) effect the continuation of provisions in the current Certificate which prohibit transfers of our common stock that would either result in a person or group becoming a 5% or greater stockholder or increase the ownership of a 5% or greater stockholder and (b) clarify the exception for certain employee stock option exercises; the vote was 921,151 shares for the proposal, 136,673 shares against and 29 abstaining.

(4) the Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan; the vote was 928,763 shares for the proposal, 128,003 shares against and 1,087 abstaining.

(5) the appointment of Deloitte & Touche LLP as the independent auditors for Factory Card for the fiscal year ending January 31, 2004; the vote was 1,102,582 shares for the proposal, 8,799 shares against and 41,473 abstaining.

The total number of shares entitled to vote on each proposal was 1,506,134.

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

Exhibit 10.5 (1) Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

Exhibit 10.6 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and James D. Constantine.

Exhibit 10.7 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Timothy F. Gower.

Exhibit 10.8 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Gary W. Rada.

Exhibit 10.9 (2) Form of Factory Card & Party Outlet Corp. 2002 Non- Employee Directors Stock Option Plan.

Exhibit 10.10 (2) First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

Exhibit 10.11 (2) Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

Exhibit 10.12 Form of Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

Exhibit 15 Acknowledgement of Awareness Letter from Deloitte & Touche, LLP dated September 3, 2003 Concerning Unaudited Interim Financial Information.

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 Independent Accountants’ Report from Deloitte & Touche, LLP.

Notes

(1) Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23,2002

(2) Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.

(b) Reports on Form 8-K filed in the quarter ended August 2, 2003

Current Report on Form 8-K filed on May 23, 2003 announcing the date of our annual meeting of stockholders.

Current Report on Form 8-K filed on June 17, 2003 announcing our first quarter results.

Current Report on Form 8-K filed on July 17, 2003 announcing the proposals which were approved at our annual meeting of stockholders held on July 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: September 10, 2003	By:	/s/ GARY W. RADA
Gary W. Rada President and Chief Executive Officer

Dated: September 10, 2003	By:	/s/ JAMES D. CONSTANTINE
James D. Constantine Executive Vice President and Chief Financial and Administrative Officer [Principal Accounting Officer]