Form 10-Q
period 2003-11-01
FACTORY CARD OUTLET CORP
filed 2003-12-05
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 1, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of December 5, 2003 was 3,035,210.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended November 1, 2003

Index

		Page

	Cautionary Statement Regarding Forward-Looking Statements	2

Part I	Financial Information

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) – as of November 1, 2003 (Successor Company) and as of February 1, 2003 (Successor Company)	3

	Condensed Consolidated Statements of Operations (Unaudited) – three months ended November 1, 2003, three months ended November 2, 2002, nine months ended November 1, 2003, seven months ended November 2, 2002 (Successor Company) and two months ended April 6, 2002 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) – nine months ended November 1, 2003, seven months ended November 2, 2002 and (Successor Company) and two months ended April 6, 2002 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements – (Unaudited)	6-18

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	19-26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Disclosure Controls and Procedures	26

Part II	Other Information
	Item 1. Legal Proceedings	27
	Item 2. Changes in Securities	27
	Item 3. Defaults Upon Senior Securities	27
	Item 4. Submission of Matters to a Vote of Security Holders	27
	Item 5. Other Information	27
	Item 6. Exhibits and Reports on Form 8-K	27-29
	Signatures	29

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	November 1, 2003	February 1, 2003
ASSETS
Current assets:
Cash	$196	$196
Merchandise inventories, net	49,323	48,190
Prepaid expenses and other	4,105	4,088

Total current assets	53,624	52,474
Fixed assets, net	7,234	6,801
Other assets	307	389
Deferred tax asset, net	424	376

Total assets	$61,589	$60,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt	$4,876	$17,528
Accounts payable	20,878	12,965
Accrued expenses	8,750	6,465
Current portion of long term debt and capital lease obligations	1,091	440

Total current liabilities	35,595	37,398

Long term debt and capital lease obligations	4,822	5,889
Deferred rent liabilities	1,719	1,599

Total liabilities	42,136	44,886
Stockholders’ equity	19,453	15,154

Total liabilities and stockholders’ equity	$61,589	$60,040

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Successor Company	Successor Company	Successor Company	Successor Company	Predecessor Company
	Three Months Ended November 1, 2003	Three Months Ended November 2, 2002	Nine Months Ended November 1, 2003	Seven Months Ended November 2, 2002	Two Months Ended April 6, 2002
Net sales	$51,353	$48,942	$165,729	$126,862	$40,837
Cost of sales	32,622	32,540	106,509	81,945	26,991

Gross profit	18,731	16,402	59,220	44,917	13,846
Selling, general and administrative expenses	17,232	15,919	52,893	39,485	12,212
Depreciation	466	393	1,400	849	1,030
Reorganization items	—	—	—	—	(18,840)
Interest expense	283	419	863	985	374

Income (loss) before income tax expense (benefit)	750	(329)	4,064	3,598	19,070
Income tax expense (benefit)	300	(132)	1,625	1,428	(360)

Net income (loss)	$450	$(197)	$2,439	$2,170	$19,430

Net income (loss) per share – basic	$0.15	$(0.07)	$0.84	$0.76

Weighted average shares outstanding – basic	2,923,163	2,874,896	2,908,650	2,867,156

Net income (loss) per share – diluted	$0.13	$(0.07)	$0.75	$0.72

Weighted average shares outstanding – diluted	3,597,393	2,874,896	3,238,425	3,003,660

See accompanying notes to condensed consolidated financial statements. All per share amounts are  adjusted for the two-for-one stock split effective October 21, 2003 (note 2).

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Successor Company	Successor Company	Predecessor Company
	For the Nine Months Ended November 1, 2003	For the Seven Months Ended November 2, 2002	For the Two Months Ended April 6, 2002
Cash flows from operating activities:
Net income	$2,439	$2,170	$19,430
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Plan of reorganization and fresh start adjustments	—	—	(21,898)
Depreciation and amortization of fixed assets	1,400	849	1,030
Amortization of deferred financing costs	101	57	26
Amortization of deferred compensation	100	82	—
Non cash portion of reorganization items	—	—	1,275
Tax benefit of pre-confirmation net operating losses	1,673	1,952	—
Changes in assets and liabilities:
Merchandise inventories	(1,133)	(1,241)	2,212
Prepaid expenses and other assets	(84)	1,135	(2,594)
Accounts payable	7,913	4,045	3,336
Accrued expenses	2,285	(4,793)	2,020
Deferred rent obligation	120	1,308	—

Net cash provided by operating activities	14,814	5,564	4,837

Net cash used in investing activities – purchase of fixed assets, net	(1,833)	(1,557)	(257)

Cash flow provided by (used in) financing activities:
Borrowings	161,364	129,827	38,381
Repayment of debt	(174,016)	(133,695)	(42,898)
Payment of capital lease obligations	(327)	(311)	(56)
Change in long term debt and capital lease obligations	(89)	77	—
Cash received from exercise of stock warrants and options	87	97	—

Net cash used in financing activities	(12,981)	(4,005)	(4,573)

Net increase (decrease) in cash	—	2	7
Cash at beginning of period	196	189	182

Cash at end of period	$196	$191	$189

Supplemental cash flow information:
Interest paid	$705	$707	$334
Alternative minimum taxes paid	—	37	—
Cash paid for reorganization items	143	5,582	1,055
Supplemental non cash information:
Stock issued (Successor Company)	—	—	(10,040)
Fair value adjustments	—	—	10,406
Stock retired (Predecessor Company) and debt discharge	—	—	(22,828)
Unearned restricted stock awards	100	482	564
Capital lease obligations	—	—	56

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

Certain of the principal provisions of the Plan of Reorganization are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 149,106 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .00992307034 shares of new Common Stock for each share of canceled common stock.

•	We issued 2,699,990 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 150,000 shares of the new Common Stock to certain members of our management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 62,000 shares of our new Common Stock at a purchase price of 3.76 per share. The exercise of warrants on June 7, 2002 allowed the holders to purchase 25,800 shares of new Common Stock.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. The exercise of new Warrants during the three month period ended November 1, 2003 allowed the holders to purchase 5,978 shares of new Common Stock.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 333,334 shares of our new Common Stock.

•	We paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments, which obligation is secured by a subordinated lien on certain of our property.

•	We converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

(2)	Two-for-one Stock Split

On September 9, 2003, we announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to our common stock (number of shares, average shares outstanding and earnings per share) have been adjusted for the prior periods to reflect the impact of this stock split.

(3)	Business and Basis of Presentation

We are a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap, and other special occasion merchandise at everyday value prices. As of December 5, 2003, we operated 175 stores in 20 states.

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

	Predecessor April 6, 2002		Plan of Reorganization			Fresh Start Adjustments			Successor April 6, 2002
ASSETS
Current assets:
Cash		$189	$			$			$189
Merchandise inventories		56,987					(5,396	) [i]	51,591
Prepaid expenses and other		5,251							5,251

Total current assets		62,427					(5,396)		57,031
Fixed assets, net		17,600					(11,760	) [a]	5,840
Other assets		240		200	[b]				440

Total assets		$80,267		$200			$(17,156)		$63,311

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Debt	$			$22,743	[c]	$			$22,743
Debtor-in-possession financing		22,543		(22,543)[c]
Accounts payable		11,407		(3,130)[d]					8,277
Accrued expenses		12,534							12,534
Liabilities subject to settlement				3,085	[e]				3,085

Total current liabilities		46,484		155			—		46,639

Long term notes payable and capital leases		1,128		5,504	[d,h]				6,632
Deferred rent liabilities		—		6,750	[f]		(6,750	) [a]	—
Liabilities subject to compromise		54,056		(54,056)[f]					—

Total liabilities		101,668		(41,647)			(6,750)		53,271
Stockholders’ equity (deficit)		(21,401)		41,847	[g]		(10,406	) [g]	10,040

Total liabilities & stockholders’ equity (deficit)		$80,267		$200			$(17,156	) [a]	$63,311

(a)	To reduce the excess of book value over enterprise value.

(b)	To record $200 of deferred financing costs related to exit financing with Wells Fargo Retail Finance LLP.

(c)	Borrowings under new line of credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.

(d)	To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.

(e)	To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts were paid within 60 days of the Effective Date.

(f)	To record elimination of pre-petition liabilities subject to compromise. Pre-petition liabilities subject to compromise included deferred rent liabilities that were not extinguished by the Bankruptcy Court.

(g)	To write-off old equity upon emergence from chapter 11 and record the issuance of new stock in accordance with the Plan of Reorganization and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.

(h)	To record at fair value the $2,600 creditor agreement.

(i)	To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Significant estimates made as of and for the three and nine months ended November 1, 2003 and the three and seven months ended November 2, 2002 include accruals for reorganization items, provision for shrinkage, and the carrying values of inventories. Actual results could differ from those estimates.

Change in Accounting Principle

Prior to the Company’s emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in Cost of Sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of fiscal 2002 did not have an impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We adopted the provisions of SFAS No. 143 and it did not have an impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to fiscal 2002. In conjunction with fresh-start reporting, we recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that the net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations in the two months ended April 6, 2002.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions and the accounting requirements of FIN 45 as of February 1, 2003 and it did not have an impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. We are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. As we do not have any interests in a variable interest entity, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. As we have not entered into any such agreements after June 30, 2003, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we have not issued any financial instruments which meet this criteria, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

(4)	Long Term Debt and Capital Lease Obligations

Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date (April 6, 2002). In addition, we recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors.

The following table summarizes the components of Long Term Debt and Capital Lease Obligations including its current portion at November 1, 2003:

November 1, 2003
Trade conversion note	$3,130
Discounted value of extended creditor payment	2,389
Financing agreements	315
Capital leases	79

Total	$5,913

Both the Trade conversion note and the extended creditor payment are subject to prepayment provisions if our average excess availability on the New Loan Agreement exceeds $12,000 during the prior fiscal year. In such event, 40% of the excess availability greater than $12,000 shall be paid, subject to certain maximum payment amounts, on a pro rata basis to the trade conversion note holders and general unsecured creditors related to the extended creditor payable. Based upon our excess availability through nine months ended November 1, 2003 and our forecasted availability during the three months ended January 31, 2004, we believe we will be subject to a maximum prepayment amount of $735. This payment is due May 31, 2004.

(5)	Debt

On the Effective Date, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”) became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited to a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate (“LIBOR”) with a minimum threshold of 5.0%. The interest rate on our borrowings was 5.0% at November 1, 2003. Borrowings under the New Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

(6)	Stockholders’ Equity

We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 2,699,990 shares were distributed in the initial distribution of stock to creditors, 150,000 shares were distributed to certain members of management which vest over a 4 year period and 149,106 shares were distributed to former equity interests.

As provided in the Plan of Reorganization, we adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to our employees – 322,200 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $18.05 were outstanding at November 1, 2003.

We issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. The exercise of new Warrants during the three month period ended November 1, 2003 allowed the holders to purchase 5,978 shares of new Common Stock.

Warrants were issued to management to purchase an aggregate 62,000 shares of the new Common Stock at a purchase price of $3.76 per share. The exercise of warrants on June 7, 2002 allowed the holders to purchase 25,800 shares of new Common Stock.

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

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 170,000 options at exercise prices ranging from $2.65 to $3.76 were outstanding at November 1, 2003.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003

Equity Incentive Plan – 225,200 options were outstanding at November 1, 2003 with an exercise price of $6.38.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. However, comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(7)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share”, earnings per share – basic were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted includes, in addition to the above, the effect of potentially dilutive securities, if dilutive.

The reconciliation of earnings per share basic to earnings per share diluted is as follows (in thousands, except per share amounts):

	Net income	Shares	Per share
For the three months ended November 1, 2003:
Earnings per share – basic:
Net income	$450	2,923,163	$0.15
Effect of dilutive securities:
Stock options and warrants		674,230
Earnings per share – diluted:

Net income	$450	3,597,393	$0.13

For the three months ended November 2, 2002:
Loss per share – basic:
Net income	$(197)	2,874,896	$(0.07)
Effect of dilutive securities:
Stock options and warrants		—
Loss per share – diluted:

Net loss	$(197)	2,874,896	$(0.07)

	Net income	Shares	Per share
For the nine months ended November 1, 2003:
Earnings per share – basic:
Net income	$2,439	2,908,650	$0.84
Effect of dilutive securities:
Stock options and warrants		329,775
Earnings per share – diluted:

Net income	$2,439	3,238,425	$0.75

For the seven months ended November 2, 2002:
Earnings per share – basic:
Net income	$2,170	2,867,156	$0.76
Effect of dilutive securities:
Stock options and warrants		136,504
Earnings per share – diluted:

Net income	$2,170	3,003,660	$0.72

The dilutive impact of stock options and warrants was calculated using the treasury method. The shares related to the trade conversion notes did not meet the criteria for inclusion in the diluted earning per share calculation and thus were excluded. Had we reported a profit in the three months ended November 2, 2002, the number of average shares diluted would have increased by 135,622 shares.

Per share and share information for the Predecessor Company for all periods presented in the Condensed Consolidated Statements of Operations have been omitted as such information is not deemed to be meaningful.

(8)	Stock-Based Compensation

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

	For the three months ended November 1, 2003	For the three months ended November 2, 2002	For the nine months ended November 1, 2003	For the seven months ended November 2, 2002
Net income (loss), as reported	$450	$(197)	$2,439	$2,170
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(117)	(29)	(208)	(69)

Pro forma net income (loss)	$333	$(226)	$2,231	$2,101

Earnings per share:
Basic-as reported	$0.15	$(0.07)	$0.84	$0.76

Basic-pro forma	$0.11	$(0.08)	$0.77	$0.73

Diluted-as reported	$0.13	$(0.07)	$0.75	$0.72

Diluted-pro forma	$0.09	$(0.08)	$0.69	$0.70

The per share weighted average fair value of stock options granted during the three and nine months ended November 1, 2003 and three months and seven months ended November 2, 2002 was estimated using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 4.25% to 4.36%, volatility of 50% and an expected life of approximately 10 years.

(9)	Reorganization Items

Reorganization Items consisted of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization and employee retention bonuses. In addition, Reorganization Items include the write-off of old equity upon emergence from chapter 11 and the elimination of pre-petition obligations during the two-months ended April 6, 2002. The components of Reorganization Items are as follows:

Predecessor Company
Reorganization Items:	Two months ended April 6, 2002
Professional fees	$1,379
Severance/retention bonus	1,026
Closed store expense	311
Fresh start adjustments	10,406
Forgiveness of debt	(41,847)
Unsecured creditors’ ownership share of reorganized company	9,543
Other	342

Total Reorganization Items	$(18,840)

The Successor Company has not recorded any Reorganization Items.

(10)	Income Taxes

Since we utilized fresh start accounting upon emergence from bankruptcy, the income tax expense of $1,625 for the nine months ended November 1, 2003 and $1,428 for the seven months ended November 2, 2002 is offset, net of the impact of deferred taxes, by a direct increase in stockholders’ equity resulting from the ability to utilize prior period net operating loss benefits. Due to the fact we have the ability to use prior period net operating loss benefits, we did not pay federal income tax in either period. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

We have recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy. These assets include remaining net operating loss carryforwards. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of the Company’s net loss carry forwards is dependent upon sufficient future taxable income.

(11)	Related Party Transactions

As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, five percent was distributed to our management and five percent was distributed to old equity shareholders. Only one entity has an ownership interest of more than 10%. Total purchases from that entity were $1,924 during the nine months ended November 1, 2003 and amounts owed to that entity as of November 1, 2003 were $146. There were no purchases from this entity during the seven months ended November 2, 2002 or the two months ended April 6, 2002. Management believes transactions with former unsecured creditors, as well as other vendors, are deemed consummated on terms equivalent to those prevailing in an arms length transaction.

(12)	Contingencies

In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At November 1, 2003 these charges were approximately $3,200. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges are not accrued in the financial statements at November 1, 2003.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

We are a chain of company-owned stores offering an extensive selection of party supplies, gifts, greeting cards, giftwrap and other special occasion merchandise at everyday value prices. During the fiscal quarter ending November 1, 2003, we opened three new stores. This marks the first store opening in over five years. Additionally, another store opened in November 2003. As of December 5, 2003, we operate 175 stores in 20 states.

On November 18, 2003 we announced our re-listing on the NASDAQ National Market. Our common stock now trades under the ticker symbol FCPO.

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

Fresh Start Accounting

As is more fully discussed in Note 3 – “Business and Basis of Presentation” in our Notes to Condensed Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the two months ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders’ equity were adjusted downward by approximately $17,000.

Fresh-start Reporting; Factors Affecting Comparability of Financial Information

Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the seven months ended November 2, 2002 (Successor Company) has been combined with the two months ended April 6, 2002 (Predecessor Company) and then compared to the nine months ended November 1, 2003. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

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

	Three months ended	Three months ended	Nine months ended
	November 1, 2003	November 2, 2002	November 1, 2003	Combined results November 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	66.5	64.3	65.0

Gross profit	36.5	33.5	35.7	35.0
Selling, general and administrative expenses	33.6	32.5	31.9	30.8
Depreciation	0.9	0.8	0.8	1.1
Reorganization items	—	—	—	(11.2)
Interest expense	0.6	0.9	0.5	0.8

Income (loss) before income tax expense	1.4	(0.7)	2.5	13.5
Income tax expense (benefit)	0.6	(0.3)	1.0	0.6

Net income (loss)	0.8%	(0.4)%	1.5%	12.9%

Number of stores open at end of period	174	171	174	171

Three Months Ended November 1, 2003 and November 2, 2002

Net Sales. Net sales increased $2,411 or 4.9% to $51,353 for the three months ended November 1, 2003 (“third quarter of fiscal 2003”) from $48,942 for the three months ended November 2, 2002 (“third quarter of fiscal 2002”). Strong performance in our seasonal and basic party categories coupled with our three new store openings helped drive the sales increase. Comparable store sales increased 4.4%. We include stores opened 13 or 14 months after their opening date in the calculation of comparable sales.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $2,329 or 14.2%, to $18,731 for the third quarter of fiscal 2003 from $16,402 for the third quarter of fiscal 2002. As a percentage of net sales, gross profit was 36.5% for the third quarter of fiscal 2003 compared to 33.5% in the third quarter of fiscal 2002. This fluctuation is attributed to a decrease in freight and distribution costs and improved merchandise gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,313 or 8.2% to $17,232 for the third quarter of fiscal 2003 from $15,919 for the third quarter of fiscal 2002. The fluctuation is attributed to increases in store payroll and general and administrative expenses of $263 and $1,151 respectively, offset by a $275 decrease in store general expenses. Additionally, advertising expense increased $174 to $1,581 for the third quarter of fiscal 2003 from $1,407 for the third quarter of fiscal 2002 as we expanded our advertising campaign during the Halloween season. As a percentage of net sales, selling, general and administrative expenses increased to 33.6% in the third quarter of fiscal 2003 from 32.5% in the third quarter of fiscal 2002.

Depreciation expense. Depreciation expense was $466 in the third quarter of fiscal 2003 compared to $393 in the third quarter of fiscal 2002. The increase is attributed to the level of fixed asset additions placed in service since we emerged from bankruptcy in April 2002.

Interest Expense. Interest expense was $283 in the third quarter of fiscal 2003 compared to $419 in the third quarter of fiscal 2002. Decreases in inventory levels coupled with an increase in our days payable outstanding have translated to lower borrowing levels.

Income Taxes. Income tax expense of $300 in the third quarter of fiscal 2003 compared to an income tax benefit of $132 in the third quarter of fiscal 2002. Amounts represent approximately 40% of our pre tax income for the period described. Due to the fact we are able to use pre emergence net operating losses, we did not pay federal income tax and the expense recorded in each period resulted, net of the impact of deferred taxes, in a direct increase to stockholders’ equity.

Nine Months Ended November 1, 2003 and November 2, 2002

Net Sales. Net sales decreased $1,970 or 1.2%, to $165,729 for the nine months ended November 1, 2003 from $167,699 for the nine months ended November 2, 2002. All sales categories, with the exception of cards, basic party and seasonal, experienced a sales decrease. Comparable store sales decreased 1.0% as we continue to navigate through a challenging retail environment. Three new stores opened in the nine months ended November 1, 2003 and one store closed in the nine months ended November 2, 2002.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $457 or 0.8%, to $59,220 for the nine months ended November 1, 2003 from $58,763 for the nine months ended November 2, 2002. The increase is attributed to decreases in freight and distribution costs as well as improved merchandise gross margin. As a percentage of net sales, gross profit was 35.7% for the nine months ended November 1, 2003 compared to 35.0% in the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising, depreciation, other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,196 or 2.3%, to $52,893 for the nine months ended November 1, 2003 from $51,697 for the nine months ended November 2, 2002. The fluctuation is attributed to increases in general and administrative expenses of $1,072 offset by a decrease in store expenses of $1,257. Additionally, advertising expense increased $1,381 to $6,536 for the nine months ended November 1, 2003 from $5,154 for the nine months ended November 2, 2002 as we attempted to drive sales in a difficult retail environment. As a percentage of net sales, selling, general and administrative expenses increased to 31.9% for the nine months ended November 1, 2003 from 30.8% in nine months ended November 2, 2002.

Depreciation expense. Depreciation expense was $1,400 in the nine months ended November 1, 2003 compared to $1,879 in the nine months ended November 2, 2002. The decrease relates to the fresh-start adjustment of $11,760 on fixed assets whereby the Company adjusted for the excess of book value over enterprise value.

Interest Expense. Interest expense was $863 in the nine months ended November 1, 2003 compared to $1,359 in the nine months ended November 2, 2002. Decreases in inventory levels coupled with an increase in our days payable outstanding have translated to lower borrowing levels.

Reorganization Items, net. We did not record any Reorganization Items in the nine months ended November 1, 2003. The major components of the $18,840 Reorganization gain recorded in the nine months ended November 2, 2002 are as follows:

FiscalYear 2002 Combined Results
Nine months ended November 2, 2002
Professional fees	$1,379
Severance/retention bonus	1,026
Closed store expense	311
Fresh start adjustments	10,406
Forgiveness of debt	(41,847)
Unsecured creditors’ ownership share of reorganized Company	9,543
Other	342

Total	$(18,840)

Income Taxes. Income tax expense of $1,625 for the nine months ended November 1, 2003 and $1,428 for the seven months ended November 2, 2002 represents approximately 40% of our pre tax income. The income tax benefit of $360 for the two months ended April 6, 2002 results from the realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

Our uses of capital for the remainder of fiscal 2003 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings.

On April 9, 2002, obligations relating to our debtor-in-possession financing facility were paid in full and our secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”) became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The New Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at our option, a variable rate based upon earnings performance and the London Interbank Offered Rate (“LIBOR”) with a minimum threshold of 5.0%. The interest rate on our borrowings was 5.0% at November 1, 2003. Borrowings under the New Loan Agreement are secured by substantially all of our assets.

The New Loan Agreement contains certain restrictive covenants, which, among other things, require us to maintain certain inventory levels and achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

Pursuant to the Plan of Reorganization, we converted $3,130 of post petition trade payables into a trade conversion note, which will be payable within 4 years of the Effective Date. In addition, we recorded at fair value the $2,600 extended creditor payment payable to the general unsecured creditors. Both of these agreements are subject to prepayment provisions if our average excess availability on the New Loan Agreement exceeds $12,000 during the prior fiscal year. In such event, 40% of the excess availability greater than $12,000 shall be paid, subject to certain maximum payment amounts, on a pro rata basis to the trade conversion note holders and general unsecured creditors related to the extended creditor payable. Based upon our excess availability through nine months ended November 1, 2003 and our forecasted availability during the three months ended January 31, 2004, we believe we will be subject to a maximum prepayment amount of $735. This prepayment is due on May 31, 2004.

As of November 1, 2003, we had $4,876 in borrowings outstanding under the New Loan Agreement and utilized approximately $1,012 under the New Loan Agreement to issue letters of credit.

The following table sets forth certain consolidated statements of cash flows:

	FY2003	FY2002
	Nine months ended November 1, 2003	Combined results - Nine months ended November 2, 2002
Cash provided by operating activities	$14,814	$10,401

Cash (used in) investing activities	$(1,833)	$(1,814)

Cash (used in) financing activities	$(12,981)	$(8,578)

At November 1, 2003 our working capital was $18,029. Net cash provided by operating activities for the nine months ended November 1, 2003 was $14,814 compared to $10,401 of net cash provided by operating activities during the nine months ended November 2, 2002. Cash provided for the current period is related to our net income coupled with increases in accounts payable and accrued expenses. We continue to leverage days payable with our vendor community.

Net cash used in investing activities during the nine months ended November 1, 2003 and the nine months ended November 2, 2002 was $1,833 and $1,814, respectively. Net cash used in investing activities was primarily for capital expenditures relating to leasehold improvements at the stores, store fixtures for existing and new stores, computer equipment and warehouse equipment for the distribution center.

Net cash used in financing activities during the nine months ended November 1, 2003 was $12,981 compared to $8,578 during the nine months ended November 2, 2002. Amounts are attributable to the level of borrowings and repayments.

We do not intend to pay cash dividends in the foreseeable future and our current Loan Agreement restricts us from paying dividends on our capital stock.

In 2003 we implemented an in-house program to sort merchandise by store in our warehouse facility. Prior to this program, a third party logistical vendor performed the sorting of this merchandise. We have a contract with this vendor to perform certain logistical services requested by us that expires on January 31, 2004. This vendor has continued to over bill us for sort and various other charges. At November 1, 2003 these charges were approximately $3,200. We believe these disputed charges are without merit and are in violation of the terms of our agreement. Consequently, these charges are not accrued in the financial statements at November 1, 2003.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We have adopted the provisions of SFAS No. 143 and it did not have an impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to fiscal 2002. In conjunction with fresh-start reporting, we recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. We have adopted the provisions of SFAS No. 144 and it did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement is that our net gain associated with the plan of reorganization and fresh-start adjustments is reported as a component of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions and the accounting requirements of FIN 45 as of February 1, 2003 and it did not have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. We are required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. As we do not have any interests in a variable interest entity, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. As we have not entered into any such agreements after June 30, 2003, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we have not issued any financial instruments which meet this criteria, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of November 1, 2003, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon earnings performance, the London Interbank Offered Rate (“LIBOR”) and the prime rate. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the nine months ended November 1, 2003, the seven months ended November 2, 2002 and two months ended April 6, 2002 would not have had a material impact on our financial position or results of operations.

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

Exhibit 10.8 (1) Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd and Gary W. Rada.

Exhibit 10.9 (2) Form of Factory Card & Party Outlet Corp. 2002 Non- Employee Directors Stock Option Plan.

Exhibit 10.10 (2) First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

Exhibit 10.11 (2) Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

Exhibit 10.12 (3) Form of Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

Exhibit 15 Acknowledgement of Awareness Letter from Deloitte & Touche, LLP dated December 4, 2003 Concerning Unaudited Interim Financial Information.

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

Exhibit 99.1 Independent Accountants’ Report from Deloitte & Touche, LLP.

Notes

(1) Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23,2002.

(2) Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.

(3) Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on September 10, 2003.

(b) Reports on Form 8-K filed in the quarter ended November 1, 2003

Current Report on Form 8-K filed on September 10, 2003 announcing approval of a 2-for-1 stock split of its common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: December 5, 2003	By:	/s/ GARY W. RADA

Gary W. Rada President and Chief Executive Officer

Dated: December 5, 2003	By:	/s/ JAMES D. CONSTANTINE

James D. Constantine Executive Vice President and Chief Financial and Administrative Officer [Principal Accounting Officer]