Form 10-K
period 2004-01-31
FACTORY CARD OUTLET CORP
filed 2004-04-21
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 31, 2004 OR

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 2, 2003 was approximately $20,466,000 computed on the basis of the last reported bid price per share $8.25 of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2004 was 3,074,082.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Factory Card & Party Outlet Corp.’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10K.

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

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are only good at time made and are not guarantees of future performance and that actual results and trends in the future may differ materially. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	dependence on key personnel;

•	competition;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	consumer confidence and consumer spending;

•	ability to maintain compliance with bank covenants;

•	availability and cost of real estate;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations and

•	other factors both referenced and not referenced in this Form 10-K.

PART I

ITEM 1.     BUSINESS

General

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd. are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, gifts, seasonal merchandise and other special occasion merchandise at everyday value prices. As of April 14, 2004, we operated 179 stores in 20 states. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card, and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2003 is the period February 2, 2003 to January 31, 2004. Fiscal 2002 is the period February 3, 2002 to February 1, 2003 and fiscal 2001 is the period February 4, 2001 to February 2, 2002. We opened six new stores in fiscal 2003 and we currently have plans to open up to ten additional stores in fiscal 2004. These are the first store openings in over five years. We did not close any stores in fiscal 2003, closed one store in fiscal 2002, and closed three stores in fiscal 2001.

Our stores provide customers with a value-oriented, “one-stop” shopping solution for party supply, greeting card and special occasion merchandise for all major holidays and celebratory events, including birthdays, graduations, weddings and baby showers as well as seasonal events including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Fourth of July, Halloween, Thanksgiving, Christmas and New Year’s Day and other family, religious and special occasions. Our stores average approximately 12,000 square feet, with approximately 80% of the space devoted to selling space, and are designed to provide ease of shopping within an attractive, spacious and festive environment.

On September 10, 2003, we announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to our Common Stock (number of shares, average shares outstanding and earnings per share) have been adjusted for the prior periods subsequent to emergence to reflect the impact of this stock split.

Industry Overview

Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from party supply stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift-wrap, and related items, was estimated at $14 billion in sales in 2002.

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

Certain of the principal provisions of the Plan are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% or higher shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 149,106 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .019846 shares of new Common Stock for each share of canceled common stock.

•	We issued 2,699,990 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 150,000 shares of the new Common Stock to certain members of our management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 62,000 shares of our new Common Stock at a purchase price of $3.76 per share. On June 7, 2002, 25,800 warrants were exercised and the remaining 36,200 warrants expired.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled common stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 333,334 shares of our new Common Stock.

•	We agreed to pay $1 million to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2.6 million, less any prepayments.

•	We converted an aggregate of $3.13 million post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on certain of our property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us.

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

We entered into a $40 million secured financing facility with Wells Fargo LLC, which became effective concurrent with the Plan, to repay the outstanding amounts owed under our debtor in possession revolving financing agreement and fund our obligations under the Plan and our ongoing operations following emergence from bankruptcy. Borrowings under this agreement are secured by substantially all of our assets.

Business Strategy

Our goal is to become a leading national specialty retailer and top of the mind customer solution in the party supply, greeting card, and special occasion industry through merchandising innovation, value orientation and controlled growth.

The key elements of our current strategy are as follows:

Merchandise Offering.    We offer a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of our stores, our stores provide a single solution for a customer’s special occasion product needs. The stores offer product selections for all major holidays and seasonal events, such as Valentine’s Day, St. Patrick’s Day, Passover, Easter, Administrative Assistant’s Day, Mother’s Day, Father’s Day, Grandparent’s Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah and New Year’s; celebratory events, including birthdays, graduations, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise our merchandise offering:

•	Party Supplies—We stock a broad selection of party supply merchandise for everyday and special occasions in a wide variety of attractive patterns and distinctive colors including an extensive selection of licensed party patterns in popular children’s themes. Party supplies include tableware, tablecovers, cutlery, invitations, party favors, milestone birthday items, piñatas, banners, decorations, candles, décor, catering products and other related party items.

•	Greeting Cards—Our stores feature approximately 4,000 titles of high quality, everyday and seasonal greeting cards for all occasions, all typically sold at an everyday low price of 59 cents. Boxed everyday and holiday cards are regularly sold at substantial discounts.

•	Giftwrap—We believe our stores have become a solution for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sell most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

•	Balloons—Balloons are increasingly popular for all occasions. Our stores offer value in mylar and latex balloons and carry popular licensed designs along with a large selection for any occasion.

•	Other Special Occasion Merchandise—We complement our major product lines by offering many other special occasion items in order to provide a “one-stop” shopping solution for customers. These items include candy, birthday and wedding items, candles and candleholders, stationery, gifts, novelty items and seasonal products.

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

Targeted Advertising.    We utilize a storewide direct mail program to reach targeted customers and highlight the breadth and value of our merchandise. The direct mail pieces are printed in color and range from four to twelve pages depending on the season. We plan to continue this direct mail program and support all holidays and special events. We have also used radio advertising to support selected major holiday selling seasons.

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

Store Locations.

As of April 14, 2004, we operated 179 stores in 20 states, all of which are leased. Our store leases typically have an average initial term of 10 years with two five-year renewal options. We currently have plans to open up to ten additional stores in fiscal 2004. We were happy to announce the opening of six new stores in fiscal 2003. These new store openings were the first in five years.

Location	Number of Stores
Delaware (1)
Wilmington	1
Florida (9)
Gainesville	1
Jacksonville	1
Cape Coral	1
Port Orange	1
Ormond Beach	1
Tampa	1
Altamonte Springs	1
Bradenton	1
Lakeland	1
Illinois (37)
Chicago Metro	29
Bloomington	1
Champaign	1
DeKalb	1
Fairview Heights	1
Moline	1
Peoria	1
Rockford	1
Springfield	1
Indiana (20)
Indianapolis Metro	7
Anderson	1
Bloomington	1
Clarksville	1
Evansville	2
Fort Wayne	1
Highland	1
Lafayette	1
Merrillville	1
Michigan City	1
Mishawaka	1
Muncie	1
Richmond	1
Iowa (7)
Des Moines Metro	3
Cedar Rapids	1
Davenport	1
Dubuque	1
Waterloo	1

Location	Number of Stores
Kentucky (5)
Louisville Metro	3
Florence	1
Owensboro	1
Maryland (14)
Baltimore Metro	7
Washington, D.C. Metro (MD)	4
Salisbury	1
Rosedale	1
Bowie	1
Michigan (1)
Benton Harbor	1
Minnesota (6)
Minneapolis St. Paul Metro	4
Mankato	1
Rochester	1
Missouri (10)
St. Louis Metro	6
Cape Girardeau	1
Columbia	1
Joplin	1
Springfield	1
Nebraska (5)
Omaha Metro	3
Lincoln	1
Grand Island	1
New York (9)
Buffalo Metro	3
Albany	1
Olean	1
Rochester	3
Syracuse	1
North Carolina (3)
Charlotte	1
Raleigh	1
Winston Salem	1

Set forth below is a list of our store locations by state as of April 14, 2004:

Location	Number of Stores
Ohio (19)
Cincinnati Metro	3
Cleveland Metro	4
Columbus Metro	5
Akron	2
Dayton	1
Lancaster	1
Mansfield	1
St. Clairsville	1
Wooster	1
Pennsylvania (5)
Erie	1
Hanover	1
State College	1
Wilkes Barre- Scranton	2
South Carolina (2)
Charleston	1
Greenville	1
Tennessee (5)
Chattanooga	2
Memphis	1
Nashville	2
Virginia (6)
Washington D.C. Metro (VA)	1
Fredericksburg	1
Lynchburg	1
Norfolk-Newport News	2
Richmond	1
West Virginia (1)
Clarksburg	1
Wisconsin (14)
Milwaukee Metro	6
Appleton	1
Eau Claire	1
Green Bay	1
Janesville	1
Madison	2
Oshkosh	1
Wausau	1

Total	179

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

Product Sourcing

We have historically been able to take advantage of volume purchase discounts due to our size and the use of our distribution center. We purchase our inventory from more than 300 vendors worldwide, with the largest supplier, Amscan, Inc., representing approximately 20% and the ten largest suppliers representing approximately 47% of our aggregate purchases for the fiscal year ended January 31, 2004. Approximately 9% of our merchandise is imported from foreign manufacturers or their agents, principally from the Far East and England. As is customary in our industry, we generally do not have long-term contracts with any suppliers, however, pursuant to the Plan, we entered into agreements with certain trade vendors to provide us with payment terms, including extended payment terms and seasonal advances.

We believe our well-established relationships with suppliers have historically provided us with an advantage over many of our competitors by enabling us to offer an extensive selection of distinctive products at higher gross margins.

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

Competition

The greeting card, party supply and special occasion industry is highly competitive. We currently compete against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets, dollar stores and department stores of local, regional and national chains. Major chain competitors in our markets include Party City, Party America and Party Concepts. We also compete with internet and catalog businesses with similar merchandise and product offerings. In addition, a trend toward discounting the cost of party supplies and greeting cards has developed and we may encounter additional competition from new entrants or internet vendors in the future. Our stores compete, among other things, on the basis of convenience of location and store layout, product mix, selection, customer convenience and price. Some of our competitors have substantially greater financial resources and experience than us.

Trademarks

We have registered trademarks under the name of “Factory Card & Party Outlet”®, “Factory Card Outlet”®, “Partymania”®, the “Factory Card & Party Outlet”® design and the “Partymania”® design on the Principal Register of the United States Patent and Trademark Office.

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

Employees

We have approximately 2,400 employees as of April 14, 2004, comprising approximately 1,100 full-time and approximately 1,300 part-time employees. The number of store employees increases during peak selling seasons. Our employees are not covered by a collective bargaining agreement. We believe relations with our employees are generally good.

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

ITEM 2.     PROPERTIES

In addition to our stores, all of which are leased, we also lease a distribution center in Naperville, Illinois, with the initial lease term expiring in February 2008. We have the option to renew the initial term of the lease for an additional period of 5 years. This facility consists of a three-story office building and 300,000 square-foot distribution center that sits on 39 acres of land.

The initial term of our store leases range from 5 to 10 years and generally allow us to renew for up to two additional five-year terms. The terms of a majority of the leases, including renewal terms, extend beyond year 2007.

ITEM 3.     LEGAL PROCEEDINGS

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that we breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. We believe that we have meritorious defenses and counterclaims and intend to pursue them vigorously.

Additionally, we are from time to time involved in routine litigation incidental to the conduct of our business. As of the date of this Annual Report on Form 10-K, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our new Common Stock began trading on the OTC Bulletin Board, an electronic quotation service for NASDAQ Market Makers on May 30, 2002 under the symbol “FCPO.OB.” In November 2003 the symbol for our Common Stock was changed to “FCPO” as a result of the re-listing on the NASDAQ National Market. The following table sets forth the high and low closing sale prices of our Common Stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal 2003	High	Low
February 2, 2003 to May 3, 2003 [first fiscal quarter]	$3.00	$2.25
May 4, 2003 to August 2, 2003 [second fiscal quarter]	8.87	2.65
August 3, 2003 to November 1, 2003 [third fiscal quarter]	19.50	6.12
November 2, 2003 to January 31, 2004 [fourth fiscal quarter]	22.68	11.99

Fiscal 2002	High	Low
May 30, 2002 to August 3, 2002 [first trade on May 30, 2002 which was in our second fiscal quarter]	$6.72	$2.50
August 4, 2002 to November 2, 2002 [third fiscal quarter]	6.00	3.12
November 3, 2002 to February 1, 2003 [fourth fiscal quarter]	4.25	2.75

On April 14, 2004, the number of holders of record of the Common Stock was approximately 460.

On September 10, 2003, we announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to our Common Stock price has been adjusted to reflect the impact of this stock split.

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

Unregistered Securities

On April 9, 2002 we emerged from bankruptcy. In connection with our plan of reorganization, we issued the following securities without registration under the Securities Act of 1933 in reliance on Section 1 of the Bankruptcy Code and the Bankruptcy Court order confirming our plan of reorganization:

•	149,106 shares of our Common Stock to holders of our canceled common stock;

•	2,699,990 shares of our Common Stock to holders of unsecured claims against us;

•	150,000 shares of our Common Stock to certain members of management, vesting ratably over a four-year period, and warrants to purchase an aggregate of 62,000 shares of our Common Stock at a purchase price of $3.76 per share;

•	and four series of warrants, Series A through D, to holders of our canceled common stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of our Common Stock as follows: Series A warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share; Series B warrants are exercisable any time prior to April 9, 2008 at a price of $8.00 per share; Series C warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share; and Series D warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

In addition, prior to expiration in June 2002 of the warrants to purchase 62,000 shares of our Common Stock granted to management, certain members of management acquired an aggregate of 25,800 shares of our Common Stock upon exercise of such warrants. This issuance of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data that was derived from the consolidated financial statements of the Company. The selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of January 31, 2004, February 1, 2003 and April 6, 2002 and for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 and the Nine weeks ended April 6, 2002 are derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent certified public accountants.

The selected financial data presented on the next page under the captions “Statement of Operations Data” and “Balance Sheet Data” as of February 2, 2002, February 3, 2001 and January 29, 2000 and for the 52-weeks ended February 2, 2002, the 53-weeks ended February 3, 2001 and the 52-weeks ended January 29, 2000 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(Dollar amounts in thousands, except per share data)

	52-Weeks ended January 31, 2004	43-Weeks ended February 1, 2003	Nine Weeks ended April 6, 2002	52-Weeks ended Feb. 2, 2002	53-Weeks ended Feb. 3, 2001	52-Weeks ended Jan. 29, 2000
	Successor Company	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
Statement of Operations Data:
Net sales	$222,635	$185,699	$40,837	$227,943	$226,122	$217,658
Cost of sales	145,372	122,435	26,991	149,871	150,686	150,755

Gross profit	77,263	63,264	13,846	78,072	75,436	66,903
Selling, general and administrative expenses	71,851	55,872	12,212	67,311	65,597	64,632
Depreciation	1,957	1,501	1,030	6,826	7,196	7,729
Reorganization items(1)	—	—	(18,840)	6,653	7,998	20,374
Interest expense	1,182	1,368	374	2,813	3,344	3,049

Income (loss) before income taxes (benefit)	2,273	4,523	19,070	(5,531)	(8,699)	(28,881)
Income tax expense (benefit)	911	1,981	(360)	—	—	—

Net income (loss)	$1,362	$2,542	$19,430	$(5,531)	$(8,699)	$(28,881)

Earnings per share—basic(2)	$0.47	$0.89

Weighted average shares outstanding	2,919,115	2,866,420

Earnings per share—diluted(2)	$0.40	$0.86

Weighted average shares outstanding	3,426,179	2,957,516

Operating Data: (Unaudited)
Number of stores:
Opened during period	6	0	0	0	0	0
Closed/relocated during period	0	1	0	3	7	28
Open at end of period	177	171	172	172	175	182
Comparable store sales increase (decrease)(3)	(2.0%)	(1.3%)	8.6%	5.1%	5.0%	0.7%
Average sales per store(4)	$1,295	$1,084	$237	$1,316	$1,264	$1,175
Balance Sheet Data (end of period):
Working capital	$15,134	$15,076	$10,392	$17,293	$16,362	$18,969
Total assets	58,172	60,040	63,311	81,299	83,712	90,803
Total debt(5)	15,597	23,857	32,460	27,903	26,017	22,869
Total long term debt obligations	3,699	5,889	6,632	338	—	—
Total stockholders’ equity (deficit)	17,947	15,154	10,040	(18,933)	(13,402)	(4,703)

(1)	The extraordinary item of $1,292 previously recorded in the 52-weeks ended January 29, 2000 has been reclassified to Reorganization items in accordance with SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
(2)	The per share and share information for the Predecessor Company has been omitted as such information is not deemed to be meaningful due to the fresh- start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.
(3)	Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store’s sales are excluded from the calculation of comparable sales in the fiscal month of the store closing.
(4)	Includes only stores open during the entire period.
(5)	Total debt is defined as total current and long-term debt, including capital lease obligations.
(6)	On September 10, 2003, we announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to Common Stock (number of shares, average shares outstanding and earnings per share) have been adjusted for the prior periods subsequent to emergence to reflect the impact of this stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, gifts, balloons, and other special occasion merchandise at everyday value prices. As of April 14, 2004, we operated 179 stores in 20 states. We currently have plans to open up to ten additional stores in fiscal 2004. Please note all Company filings with the Securities & Exchange Commission can be viewed by visiting our website under Press Releases at www.factorycard.com.

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

Juvenile Party Expansion

In fiscal 2003 we entered into agreements with Party Express by Hallmark and Designware by American Greetings to sell licensed party tableware and accessories. This new assortment has increased the selection of our juvenile party patterns by approximately 30% and increased the selection of licensed party patterns and accessories by more than 150%. We believe this new assortment puts us in a favorable position to compete in the expanding market of juvenile party.

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

Fresh Start Accounting

As is more fully discussed in Note 3— “Fresh Start Accounting” in our Notes to Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the nine weeks ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders’ equity were adjusted downward by approximately $17 million.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant.

Impairment of Long-Lived Assets

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in fiscal 2002, which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations in 2002.

We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at January 31, 2004.

Merchandise Inventories

As discussed in Note 4 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At January 31, 2004 and February 1, 2003, we had reserves of $1.1 and $1.5 million respectively, for certain merchandise, which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

Prior to our emergence from bankruptcy, we capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, we discontinued this practice, recording all of the aforementioned costs in cost of sales. Going forward, we do not anticipate that the change will have a significant impact on periodic earnings.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price over the incentive period and result in a reduction of cost of sales. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against incremental expenses incurred and the remainder, if any, over the contract period. In September 2002, the Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which addressed the accounting for rebates retailers receive from vendors. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

Liabilities for Insurance Claims

Provision for these losses to the extent not insured are recorded based upon our estimated losses for claims incurred. The provisions are based upon our historical cost.

Income Taxes

Historically, we have not recognized an income tax benefit for our losses. We have recorded a valuation allowance to fully reserve for the value of the net deferred tax assets that existed upon emergence from bankruptcy. This allowance on pre-emergence deferred tax assets is necessary, as the utilization of our net loss carryforwards is dependent upon sufficient future taxable income. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will result in an increase to paid-in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

We have recorded new deferred tax assets since emergence from bankruptcy. We believe we will realize the benefit of new net deferred tax assets in future periods and therefore have not recorded a valuation allowance on these new deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the 43-weeks ended February 1, 2003 (Successor Company) has been combined with the nine weeks ended April 6, 2002 (Predecessor Company) and then compared to the 52-weeks ended January 31, 2004 and the 52-weeks ended February 2, 2002. Differences between periods due to fresh-start accounting adjustments are explained when necessary.

The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as income taxes, debt restructuring and reorganization costs. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Successor 2003 Company	Successor 2002 Company	Predecessor 2002 Company	Combined Fiscal 2002	Predecessor 2001 Company
	52-weeks ended January 31, 2004	43-weeks ended February 1, 2003	Nine weeks ended April 6, 2002	52-weeks ended February 1, 2003	52-weeks ended February 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	65.9	66.1	66.0	65.8

Gross profit	34.7	34.1	33.9	34.0	34.2
Selling, general and administrative expenses	32.3	30.1	30.0	30.0	29.5
Depreciation	0.9	0.8	2.5	1.1	3.0
Reorganization items	—	—	(46.1)	(8.3)	2.9
Interest expense	0.5	0.7	0.9	0.8	1.2

Income (loss) before income tax expense	1.0	2.5	46.6	10.4	(2.4)
Income tax expense (benefit)	0.4	1.1	(0.9)	0.7	—

Net income (loss)	0.6%	1.4%	47.5%	9.7%	(2.4)%

Number of stores open at end of period	177	171	172	171	172

52-Weeks Ended January 31, 2004 (Fiscal 2003) Compared to 52-Weeks Ended February 1, 2003 (Combined Fiscal 2002)

Net Sales.    Net sales decreased $3.9 million, or 1.7%, to $222.6 million in Fiscal 2003 from $226.5 million in Combined Fiscal 2002. Fiscal 2003 net sales include 171 stores that were open at the beginning of the year plus six stores opened during the second half of the fiscal year. The six new stores contributed $1.5 million in net sales and were the first new store openings in five years. Sales in the Basic Party and Seasonal category experienced an overall increase in sales as we rolled out the expanded party initiative and offered a wider assortment of seasonal Halloween merchandise. However, the other five categories experienced a decrease in sales. Comparable store sales decreased $4.5 million or 2.0%. Because of the timing of store openings in Fiscal 2003, the new stores were excluded from the calculation of comparable store sales. We include stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. Declines in sales were attributable to a highly competitive and promotional retail environment and the effect of a softening economy.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $0.2 million, or 0.2%, to $77.3 million in Fiscal 2003 from $77.1 in Combined Fiscal 2002. The increase in Gross Profit is primarily due to an increase in the mark-on percentage of merchandise available for sale and decrease in distribution costs of $0.3 million partially offset by declining sales volume and an increase in occupancy costs of $0.4 million. As a percentage of net sales, gross profit was 34.7% in Fiscal 2003 and 34.0% in Combined Fiscal 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll, advertising, and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 5.6%, to $71.9 million in Fiscal 2003 from $68.1 million in Combined Fiscal 2002. The increase is related to additional advertising expenses of $2.7 million as we attempted to drive sales in a difficult retail environment coupled with $1.1 million increase in corporate administrative expenses related to higher insurance costs, the listing on NASDAQ, professional fees as well as additional staff to support the new store openings. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% in Fiscal 2003 from 30.0% in Combined Fiscal 2002.

Depreciation Expense.    Depreciation Expense was $2.0 million in Fiscal 2003 compared to $2.5 million in Combined Fiscal 2002. The decrease is primarily due to the fresh-start adjustment on fixed assets of $11.8 million resulting from the write down of fixed assets for the excess of book value over enterprise value.

Reorganization Items.    We did not recognize any reorganization items in Fiscal 2003 compared to $18.8 million gain in Combined Fiscal 2002. No reorganization items have been recorded since we emerged from bankruptcy in April 2002. See discussion of reorganization items related to Combined Fiscal 2002 in the following section.

Interest Expense.    Interest expense was $1.2 million in Fiscal 2003 compared to $1.7 million in Combined Fiscal 2002. This decrease resulted from decreased borrowing levels due to lower inventory purchases and in increase in vendor terms.

Income Taxes (Benefit).    We recognized income tax expense of $0.9 million in Fiscal 2003 compared to income tax expense of $1.6 in Combined Fiscal 2002. Amounts booked after emergence from bankruptcy represent approximately 40% of pre-tax income for the period described. Due to the fact we are able to use pre-emergence net operating losses, we did not pay federal income tax and the expense recorded in each period resulted, net of the impact of deferred taxes, in a direct increase to stockholders’ equity. Until the benefits of the net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax. We recognized an income tax benefit of $0.4 million for the nine weeks ended April 6, 2002 which resulted from the cash realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002.

52-Weeks Ended February 1, 2003 (Combined Fiscal 2002) Compared to 52-Weeks Ended February 2, 2002 (Fiscal 2001)

Net Sales.    Net sales decreased $1.4 million, or 0.6%, to $226.5 million in Combined Fiscal 2002 from $227.9 million in Fiscal 2001. Net sales increases in the basic party and gift categories of 3.0% were offset by decreases in all other categories by 3.9%. Comparable store sales increased $0.8 million or 0.4%, which is indicative of a challenging retail environment. No new stores opened in Combined Fiscal 2002 or Fiscal 2001 and one store closed in Combined Fiscal 2002. Three stores closed in Fiscal 2001. Closed stores’ sales are excluded from the calculation of comparable store sales in the fiscal month of the store closing.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit decreased $1.0 million, or 1.2%, to $77.1 million in Combined Fiscal 2002 from $78.1 million in Fiscal 2001. The decrease in Gross Profit is primarily due to increases in distribution and occupancy costs of $1.7 million offset by an increase in the mark-on percentage on merchandise available for sale. As a percentage of net sales, gross profit was 34.0% in Combined Fiscal 2002 and 34.2% in Fiscal 2001.

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

The Successor Company did not record any Reorganization Items.

Interest Expense.    Interest expense was $1.7 million in Combined Fiscal 2002 compared to $2.8 million in Fiscal 2001. This decrease resulted from decreased borrowing levels due to lower inventory purchases and an increase in vendor terms coupled with lower effective interest rates.

Income Taxes (Benefit).    We recognized income tax expense of $2.0 million for the 43-weeks ended February 1, 2003 which results in an increase in stockholders’ equity due to our ability to utilize pre-emergence net operating loss benefits. Until the benefits of the net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax. We recognized an income tax benefit of $0.4 million for the nine weeks ended April 6, 2002 which resulted from the cash realization of net operating loss carry backs due to the enactment of the Job Creation and Workers Assistance Act of 2002. We did not record any tax expense in Fiscal 2001 and fully reserved for the net deferred tax assets that were accumulating because of the net operating losses.

Liquidity and Capital Resources

Our uses of capital for Fiscal 2004 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores, the required prepayment of the Trade Conversion Note and extended creditor payment and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2003	Combined Fiscal 2002
	(in millions)	(in millions)
Cash provided by operating activities	$10.6	$12.7

Cash used in investing activities	$(2.7)	$(2.7)

Cash used in financing activities	$(7.9)	$(10.0)

At January 31, 2004 our working capital was $15.1 million. Net cash provided by operating activities in Fiscal 2003 was $10.6 million compared to $12.7 million of net cash provided by operating activities during Combined Fiscal 2002. The decrease is related to fluctuations in inventory and accounts payable balances coupled with lower levels of operating income.

Net cash used in investing activities was $2.7 million in both Fiscal 2003 and Combined Fiscal 2002. Net cash used in investing activities was primarily for capital expenditures for store remodeling, computer equipment, and warehouse equipment for the distribution center. Additionally, we used approximately $0.9 million for furniture and fixtures and leasehold improvements relating to the new store openings in Fiscal 2003.

Net cash used in financing activities in Fiscal 2003 was $7.9 million compared to $10.0 million used in financing activities in Combined Fiscal 2002. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At April 14, 2004, the interest rate on our borrowings was 4.0%. Borrowings under the Loan Agreement are secured by substantially all of our assets.

The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

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

In April 2003, we paid $0.2 million in interest to the Trade Participants of the Trade Conversion Notes. Additionally, on March 17, 2004, we elected to prepay, net of discount, a portion of the Trade Conversion Notes and extended creditor payment. The payment made on March 17, 2004 was $1.1 million.

Both the Trade Conversion Note and extended creditor payment are subject to prepayment provisions if our average excess availability on the Loan Agreement exceeds $12 million during the prior fiscal year. In such event, 40% of the excess availability greater than $12 million shall be paid, subject to certain maximum payment amounts, on a pro rata basis to the Trade Conversion Note holders and general unsecured creditors related to the extended creditor payable. Based upon our average excess availability during Fiscal 2003, we are subject to the maximum prepayment amount of $0.7 million, which is due May 31, 2004.

As of January 31, 2004, we had $9.8 million in borrowings outstanding under the Loan Agreement and had utilized approximately $1.4 million to issue letters of credit.

We do not intend to pay cash dividends in the foreseeable future and under our current Loan Agreement we are restricted from paying dividends on our capital stock.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flows from operations, together with available borrowings under the Loan Agreement, will be adequate for the next twelve months to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

Contractual Obligations

As discussed in Note 4 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements, we conduct substantially all of our activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are our obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1.1 million at January 31, 2004 and February 1, 2003. Accumulated depreciation related to such fixed assets was approximately $0.4 million and $0.2 million at January 31, 2004 and February 1, 2003, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Debt & Capital Leases (including current portion)	Operating Leases	Inventory Purchase Commitments – including open purchase orders
	(amounts in millions)	(amounts in millions)	(amounts in millions)
Fiscal year:
2004	$12.1	$26.2	$17.1
2005	4.0	23.3	2.1
2006	—	19.4	0.5
2007	—	14.4	—
Thereafter	—	16.3	—

Total payments	$16.1	$99.6	$19.7

Included in Fiscal Year 2004 Debt & Capital Leases is the $9.8 million in borrowings outstanding under the Loan Agreement at January 31, 2004.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purposes of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. As we do not have goodwill or intangible assets recorded in the financial statements, the adoption of SFAS No. 142 during the first quarter of Fiscal 2002 did not have an impact on our consolidated financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. We were required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on us is that the net gain associated with the plan of reorganization and fresh-start adjustments are reported as a component of operations in the nine weeks ended April 6, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in us recognizing the cost of future restructuring activities over a period of time as opposed to as a single event. There were no exit activities in Fiscal 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions and the accounting requirements of FIN 45 as of February 1, 2003 and it did not have an impact of our consolidated financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interest in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements with the scope of FIN 46 are subject to its provisions beginning in 2004. Additionally the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—A Modification of FASB Interpretation No. 46”, which amends Interpretation No. 46. As we do not have any interests in a variable interest entity, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits” to improve financial statement disclosures for defined benefit plans. SFAS 132 requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The disclosures are generally effective for fiscal years ending after December 31, 2003. As we do not offer Pension and Other Postretirement Benefits as described under SFAS 132, the adoption of this provision did not have an impact on our consolidated financial position or results of operations.

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

The greeting card, party supply and special occasion retailing business is highly competitive. Increased competition by existing or future competitors may reduce our sales and cause us to incur a loss. As a result of competition from other specialty party supplies and paper goods retailers, we may need to incur additional marketing and promotional expenses to achieve sales growth in our existing stores. Our stores compete with a variety of smaller and larger retailers, including:

•	specialty party supplies and paper goods retailers, including other party superstores;

•	card shops and designated departments in mass merchandisers;

•	warehouse/merchandise clubs and discount general merchandise chains;

•	toy stores;

•	drug stores;

•	supermarkets;

•	dollar stores;

•	department stores of local, regional and national chains; and

•	internet retailers.

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

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. We purchase our inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 20% and the ten largest suppliers representing approximately 47% of our aggregate purchases in Fiscal 2003. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any suppliers and any supplier could discontinue selling to us at any time; however, pursuant to our bankruptcy plan of reorganization, we entered into agreements with certain of our trade vendors to provide us with competitive trade terms, including, extended credit limits, extended payment terms and seasonal advances. While we are not aware of any reasons to question the operational or financial ability of such vendors either to ship or provide such terms, the inability of any of such vendors to do so could adversely affect our competitive financial performance. Our arrangements with overseas suppliers are subject to risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have an adverse effect on our business.

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

Our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the financing facility that we entered into as part of our emergence from bankruptcy contains covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our best interest.

The seasonal nature of our business could adversely impact our operations.

Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the second and fourth quarters primarily due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Lower sales than expected by us during these periods, a lack of availability of product, or a general economic downturn in sales could have a material adverse effect on our business, financial condition and results of operations for the full year. In addition, the timing of new store openings, related pre-opening expenses and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. Any or all of these factors could also cause the price of our Common Stock to decline.

We may not be able to profitably grow our business.

In order to profitably grow our business, we need to increase sales in our existing markets and open additional stores. Opening additional stores in existing markets could reduce sales from our stores located in or near those markets and stores opened in new markets may not be profitable. In addition, the opening of new stores could put additional strain on our existing infrastructure and may limit our ability to effectively leverage our fixed cost.

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

In connection with our bankruptcy plan of reorganization, we issued Trade Conversion Notes in an aggregate amount equal to $3.13 million to certain of our trade creditors which will be payable on the fourth anniversary of April 9, 2002. The Trade Conversion Notes are convertible at the option of the holders into an aggregate of up to 29.35% of our Common Stock outstanding (including for such calculation Common Stock, warrants and options issued pursuant to our bankruptcy plan and assuming the conversion of all such Trade Conversion Notes) at any time between April 9, 2005 and April 9, 2006, subject to adjustments to reflect any prepayments made by us. Although we currently intend to and anticipate paying such notes, failure to meet our projected financial performance could prevent us from making such payments in which event then-existing holders of common stock may be significantly diluted by a conversion of the Trade Conversion Notes. In April 2003, we made an interest payment of $188 to the Trade Participants of the Trade Conversion Notes. Additionally, we made a $1.0 million prepayment, net of discount, to one of the Trade Participants on March 17, 2004. These prepayments reduced the percentage of Common Stock that can be converted into our Common Stock outstanding to 21.1%.

Pursuant to our bankruptcy plan of reorganization, we also issued four series of warrants to holders of our old pre-bankruptcy common stock to purchase up to approximately 10% (subject to certain dilution events) of the Common Stock issued under the bankruptcy plan (assuming exercise of all such warrants). These four series of warrants are exercisable for terms ranging from four to eight years.

We currently have stock option plans pursuant to which we have the authority to issue options to our employees and directors for up to 1,133,334 shares of our Common Stock. As of April 14, 2004, there were options issued to purchase 702,150 shares of our Common Stock outstanding with a weighted average exercise price of $4.55 per share.

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

Our certificate of incorporation provides for a classified Board of Directors. Any effort to obtain control of our Board of Directors by causing the election of a majority of the board of directors may require more time than would be required without a staggered election structure. Our certificate of incorporation also imposes restrictions on the direct or indirect transferability of our Common Stock, subject to certain exceptions, such that no person or certain groups of persons (x) may acquire or accumulate five percent (5%) or more (as determined under tax law principles governing the application of Section 382 of the Internal Revenue Code of 1986, as amended) of the Common Stock or (y) who, upon implementation of the Plan, owns 5% or more of the Common Stock, may acquire additional Common Stock. These provisions would have the effect of preventing a change of control for the duration of such restrictions.

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

Since the effective date of our bankruptcy restructuring, our Common Stock has had limited trading activity. We cannot predict the extent to which investor interest in our stock will lead to the development of a more active trading market, how liquid that market might become or whether it will be sustained. The trading price of our Common Stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this document, including:

•	our operating results failing to meet the expectations of our investors;

•	material announcements by us or our competitors;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. The interest rate on our revolving credit facilities, which represents a significant portion of our outstanding debt, is variable based upon the prime rate or LIBOR. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the 52-week week period ended January 31, 2004 would not have had a material impact on our financial position or results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002.

ITEM 9A.     CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders (the Proxy Statement”).

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, including our audit committee financial expert, appears in our Proxy Statement under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

Information concerning Executive Officers appears in our Proxy Statement under “Management.” This portion of the Proxy Statement is incorporated herein by reference.

Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management.” This portion of the Proxy Statement is incorporated herein by reference.

We have adopted the Standards of Business Conduct, a code of ethics with which every person who works for us is expected to comply. For anyone that would like to receive a copy of our Standards of Business Conduct please contact our Corporate Secretary at: Factory Card & Party Outlet Corp., 2727 Diehl Road, Naperville, Illinois 60563. If any substantive amendments are made to the Standards of Business Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation appears in our Proxy Statement under “Executive Compensation and Related Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters appears on our Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in our Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures appear in our Proxy Statement under the heading “Fees Paid to Independent Auditors for Fiscal 2003 and 2002” and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report on Form 10-K.

1. The following financial statements are filed as a separate section of this Report commencing on page F-1.

Independent Auditors’ Reports

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

Consolidated Statements of Operations for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

Consolidated Statements of Cash Flows for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

Independent Auditors’ Report

Condensed Financial Information of Factory Card & Party Outlet Corp.—Balance Sheets as of January 31, 2004 and February 1, 2003 (Successor Company)

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Operations for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Cash Flows for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

Notes to Condensed Financial Information of Factory Card & Party Outlet Corp.

3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.		Description

2.1	(1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1	(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.11		Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12		Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

3.2	(2)	Bylaws of Factory Card & Party Outlet Corp.

4.1	(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2	(2)	Form of New Management Warrant, dated April 9, 2002.

4.3	(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4	(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5	(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6	(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1	(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2		First Amendment dated April 9, 2004, to the Loan and Security Agreement, amoung Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3	(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4	(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5	(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6	(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7	(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8	(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9	(2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10	(3)	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11	(3)	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12	(3)	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13	(4)	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14	(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

21		Subsidiaries of the Company

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte & Touche LLP

31.1		Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

32.2		Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on May 2, 2003.

(b) Reports on Form 8-K.

A Report on Form 8-K was filed on January 9, 2004. The report contained information announcing the Company’s sales results for two months ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

By:	/s/ GARY W. RADA
Gary W. Rada President and Chief Executive Officer

Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY W. RADA Gary W. Rada	President and Chief Executive Officer	April 14, 2004

/s/ JAMES D. CONSTANTINE James D. Constantine	Executive Vice President and Chief Financial and Administrative Officer [Chief Accounting Officer]	April 14, 2004

/s/ RICHARD E. GEORGE Richard E. George	Non-Executive Chairman of the Board	April 14, 2004

/s/ JOHN G. BRIM John G. Brim	Director	April 14, 2004

/s/ BEN EVANS Ben Evans	Director	April 14, 2004

/s/ PETER MICHAEL HOLMES Peter Michael Holmes	Director	April 14, 2004

/s/ MARTIN G. MAND Martin Mand	Director	April 14, 2004

/s/ PATRICK O’BRIEN Patrick O’Brien	Director	April 14, 2004

/s/ ROBERT S. SANDLER Robert S. Sandler	Director	April 14, 2004

INDEX TO FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Page

Independent Auditors’ Reports	F-2,3

Consolidated Balance Sheets as of January 31, 2004 (Successor Company) and February 1, 2003 (Successor Company)	F-4

Consolidated Statements of Operations for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

F-6

Consolidated Statements of Cash Flows for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002 and the 52-weeks ended February 2, 2002 (Predecessor Company)

F-7

Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Factory Card & Party Outlet Corp.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of Factory Card & Party Outlet Corp. and subsidiary as of January 31, 2004 and February 1, 2003 (Successor Company balance sheets), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations), and the nine weeks ended April 6, 2002 (Predecessor Company operations). Our audits also included the financial statement schedules listed in the index at item 15(a)(2) for the condensed balance sheets as of January 31, 2004 and February 1, 2003 (Successor Company balance sheet), and the related condensed statements of operations and cash flows for the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations), and the nine weeks ended April 6, 2002 (Predecessor Company operations.) These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and subsidiary as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the 52 weeks ended January 31, 2004 and the 43 weeks ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the nine weeks ended April 6, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the condensed balance sheets as of January 31, 2004 and February 1, 2003 (Successor Company balance sheets) and the related condensed statements of operations and cash flows for the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations) and the nine weeks ended April 6, 2002 (Predecessor Company operations), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

April 5, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Factory Card & Party Outlet Corp.:

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Factory Card & Party Outlet Corp. (formerly know as Factory Card Outlet Corp.) and subsidiary for the 52 weeks ended February 2, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Factory Card & Party Outlet Corp. and subsidiary for the 52 weeks ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Chicago, Illinois

March 22, 2002, except as to the first paragraph of note 6, which is as of April 8, 2002

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	January 31, 2004	February 1, 2003
A S S E T S
Current assets:
Cash	$179	$196
Merchandise inventories, net	45,667	48,190
Prepaid expenses and other	4,089	4,088

Total current assets	49,935	52,474
Fixed assets, net	7,551	6,801
Other assets	259	389
Deferred tax asset, net	427	376

Total assets	$58,172	$60,040

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Debt—line of credit	$9,763	$17,528
Accounts payable	15,929	12,965
Accrued expenses	6,974	6,465
Current portion of long term debt and capital lease obligations	2,135	440

Total current liabilities	34,801	37,398
Long term debt and capital lease obligations	3,699	5,889
Deferred rent liabilities	1,725	1,599

Total liabilities	40,225	44,886

Stockholders’ equity:
Common stock, $.01 par value. Voting class-authorized 10,000,000 shares; 3,074,082 and 3,021,820 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	31	30
Unearned restricted stock awards	(275)	(446)
Additional paid-in capital	14,287	13,028
Accumulated earnings	3,904	2,542

Total stockholders’ equity	17,947	15,154

Total liabilities and stockholders’ equity	$58,172	$60,040

See accompanying notes to consolidated financial statements.

All share amounts are adjusted for the two-for-one stock split effective October 21, 2003 (note 2)

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	For the 52- weeks ended January 31, 2004	For the 43- weeks ended February 1, 2003	For the nine weeks ended April 6, 2002	For the 52- weeks ended February 2, 2002
	Successor Company	Successor Company	Predecessor Company	Predecessor Company
Net sales	$222,635	$185,699	$40,837	$227,943
Cost of sales	145,372	122,435	26,991	149,871

Gross profit	77,263	63,264	13,846	78,072
Selling, general and administrative expenses	71,851	55,872	12,212	67,311
Depreciation	1,957	1,501	1,030	6,826
Reorganization items	—	—	(18,840)	6,653
Interest expense	1,182	1,368	374	2,813

Income (loss) before income tax expense (benefit)	2,273	4,523	19,070	(5,531)
Income tax expense (benefit)	911	1,981	(360)	—

Net income (loss)	$1,362	$2,542	$19,430	$(5,531)

Net income per share—basic	$0.47	$0.89

Weighted average shares outstanding—basic	2,919,115	2,866,420

Net income per share—diluted	$0.40	$0.86

Weighted average shares outstanding—diluted	3,426,179	2,957,516

See accompanying notes to consolidated financial statements.

All share and per share amounts are adjusted for the two-for-one stock split effective October 21, 2003 (note 2).

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands)

	Common Stock
Predecessor Company	Shares	Amount	Additional Paid-in Capital	Unearned Restricted Stock Awards	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance at February 3, 2001	7,503,098	$75	$52,021	$—	$(65,498)	$(13,402)
Net loss	—	—	—	—	(5,531)	(5,531)

Balance at February 2, 2002	7,503,098	75	52,021	—	(71,029)	(18,933)
Net income	—	—	—	—	19,430	19,430
Elimination of old equity	(7,503,098)	(75)	(52,021)	—	51,599	(497)

Distribution of new equity	2,999,096	30	10,574	(564)	—	10,040

Balance April 6, 2002	2,999,096	30	10,574	(564)	—	10,040

Successor Company
Exercise of management stock warrants	25,800	—	97	—	—	97
Compensation cost – restricted stock awards	—	—	—	118	—	118
Utilization of pre bankruptcy net operating losses	—	—	2,357	—	—	2,357
Adjustment to new shares issued	(3,076)	—	—	—	—	—
Net income	—	—	—	—	2,542	2,542

Balance at February 1, 2003	3,021,820	30	13,028	(446)	2,542	15,154
Adjustment to new shares issued	3,076	—	—	—	—	—
Right certificates	2,286	—	—	—	—	—
Exercise of stock options and stock warrants	57,650	1	337	—	—	338
Compensation cost—restricted stock awards	—	—	—	131	—	131
Forfeited restricted stock	(10,750)	—	(40)	40	—	—
Utilization of pre bankruptcy net operating losses	—	—	962	—	—	962
Net income	—	—	—	—	1,362	1,362

Balance at January 31, 2004	3,074,082	$31	$14,287	$(275)	$3,904	$17,947

*	All 150,000 shares of restricted common stock originally issued to the Company’s management are considered outstanding for purposes of this financial statement.

See accompanying notes to consolidated financial statements.

All share amounts subsequent to the distribution of new equity are adjusted for the two-for-one stock split effective October 21, 2003 (note 2).

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52-weeks ended January 31, 2004	For the 43-weeks ended February 1, 2003	For the nine weeks ended April 6, 2002	For the 52-weeks ended February 2, 2002
	Successor Company	Successor Company	Predecessor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$1,362	$2,542	$19,430	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Plan of reorganization and fresh start adjustments	—	—	(21,898)	—
Depreciation and amortization of fixed assets	1,957	1,501	1,030	6,826
Amortization of deferred financing costs and unearned compensation	331	205	26	646
Non cash portion of reorganization items	—	—	1,275	2,422
Tax benefit of pre-confirmation net operating losses	962	2,357	—	—
Loss on disposal of fixed assets	—	—	—	11
Changes in assets and liabilities:
Merchandise inventories, net	2,523	3,401	2,212	(3,613)
Prepaid expenses and other assets	(71)	1,127	(2,594)	(1,366)
Deferred tax asset, net	(51)	(376)	—	—
Accounts payable	2,964	1,603	3,336	437
Accrued expenses	509	(6,069)	2,020	(177)
Deferred rent obligation	126	1,599	—	—
Liabilities subject to compromise	—	—	—	95

Net cash provided by (used in) operating activities	10,612	7,890	4,837	(250)

Net cash used in investing activities—purchase of fixed assets, net	(2,708)	(2,462)	(257)	(1,143)
Cash flow provided by (used in) financing activities:
Borrowings	227,024	190,401	38,381	241,603
Repayment of debt	(234,789)	(195,616)	(42,898)	(240,042)
Payment of long term obligations	(440)	(408)	(56)	(267)
Increase (decrease) in long term debt	(54)	105	—	—
Cash received from exercise of management stock warrants and stock options	338	97	—	—

Net cash provided by (used in) financing activities	(7,921)	(5,421)	(4,573)	1,294

Net increase (decrease) in cash	(17)	7	7	(99)
Cash at beginning of period	196	189	182	281

Cash at end of period	$179	$196	$189	$182

Supplemental cash flow information:
Interest paid	$796	$1,045	$334	$2,250
Alternative minimum taxes paid	45	57	—	—
Cash paid for reorganization items	—	5,648	1,055	5,865
Income taxes refunded	—	(360)	—	—
Supplemental non cash information:
Stock issued (successor company)	—	—	(10,040)	—
Fair value adjustments	—	—	10,406	—
Stock retirement (predecessor company) and debt discharge	—	—	(22,828)	—
Unearned restricted stock awards	275	446	564	—
Capital lease obligations incurred	—	—	56	—

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(1)    Reorganization and Emergence from Chapter 11

On March 23, 1999 (the “petition date”), Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. (collectively the “Company”), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) under case numbers 99-685(JCA) and 99-686(JCA) (the “Chapter 11 Cases”). From that time until March 20, 2002, the Company operated the business as a debtor-in-possession subject to the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 20, 2002, the Company announced that the Bankruptcy Court confirmed the Amended Plan of Reorganization (the “Plan of Reorganization”) that was filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”) the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11.

Certain of the principal provisions of the Plan of Reorganization are as follows:

•	The Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. The Company’s amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% or higher shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 149,106 shares of the Company’s new Common Stock were issued to holders of the canceled common stock at a ratio of .019846 shares of new Common Stock for each share of canceled common stock.

•	The Company issued 2,699,990 shares of the new Common Stock to holders of unsecured claims against the Company, or “General Unsecured Creditors.”

•	The Company issued 150,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 62,000 shares of its new Common Stock at a purchase price of $3.76 per share. The exercise of warrants on June 7, 2002 allowed the holders to purchase 25,800 shares of new Common Stock and the remaining 36,200 warrants expired.

•	The Company issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

•	The Company adopted an employee stock option plan, the 2002 Stock Option Plan, to provide the Company’s eligible employees with the opportunity to purchase an aggregate 333,334 shares of its new Common Stock.

•	The Company paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments. This obligation is secured by a subordinated lien on certain property of the Company. On March 17, 2004, the Company elected to make a prepayment on the $2,600 obligation that totaled $133, net of discount.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on certain of our property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by the Company. In April 2003, the Company made an interest payment on the Trade Conversion Notes of $188. Additionally, on March 17, 2004 the Company elected to make a prepayment on the Trade Conversion Note that totaled $1,007, net of discount. These prepayments reduced the percentage of Common Stock that can be converted into Common Stock Outstanding to 21.1%.

•	The Company entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide the Company with payment terms, including extended payment terms and seasonal advances.

(2)    Two-for-one Stock Split

On September 10, 2003, the Company announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to the Company’s Common Stock (number of shares, averages shares outstanding and earnings per share) have been adjusted for the prior periods subsequent to emergence to reflect the impact of this stock split.

(3)    Fresh Start Accounting

Pursuant to the guidance provided by the American Institute of Certified Public Accountants in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post petition liabilities and allowed claims.

As a result of fresh-start reporting, the Company reflected the distributions under the Plan of Reorganization in the balance sheet as of April 6, 2002 (the effective date of the consummation of the plan for accounting purposes). Accordingly, all consolidated financial statements for any period prior to April 6, 2002 are referred to as the “Predecessor Company” as they reflect the periods prior to the implementation of fresh-start reporting and are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. The reorganized enterprise value of the Company on the effective date was established at $42,500 based upon a calculation of discounted cash flows under the Company’s financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet are as follows:

	Predecessor April 6, 2002	Plan of Reorganization		Fresh Start Adjustments		Successor April 6, 2002
A S S E T S
Current assets:
Cash	$189					$189
Merchandise inventories	56,987			(5,396	)i	51,591
Prepaid expenses and other	5,251					5,251

Total current assets	62,427			(5,396)		57,031
Fixed assets, net	17,600			(11,760	)a	5,840
Other assets	240	200	b			440

Total assets	$80,267	$200		$(17,156)		$63,311

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Debt		$22,743	c			$22,743
Debtor-in-possession financing	22,543	(22,543	)c			—
Accounts payable	11,407	(3,130	)d			8,277
Accrued expenses	12,534					12,534
Liabilities subject to settlement		3,085	e			3,085

Total current liabilities	46,484	155				46,639

Long term notes payable and capital leases	1,128	5,504	d,h			6,632
Deferred rent liabilities	—	6,750	f	(6,750	)a	—
Liabilities subject to compromise	54,056	(54,056	)f			—

Total liabilities	101,668	(41,647)		(6,750)		53,271
Stockholders’ equity (deficit)	(21,401)	41,847	g	(10,406	)g	10,040

Total liabilities & stockholders’ equity (deficit)	$80,267	$200		$(17,156	)a	$63,311

(a)	To reduce the excess of book value over enterprise value.
(b)	To record $200 of deferred financing costs related to exit financing with Wells Fargo Retail Finance LLP.
(c)	Borrowings under new line of credit agreement with Wells Fargo Retail Finance, LLP. Existing debtor-in possession financing agreement was paid in full upon the effective date of the Plan of Reorganization.
(d)	To record the conversion of post-petition accounts payable into the $3,130 Trade Conversion Note.
(e)	To record $1,000 payable due to creditors, $1,700 payable in landlord cure amounts, $323 payable in priority claims and $62 payable in convenience claims. Amounts were paid within 60 days of the Effective Date.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)	To record elimination of pre-petition liabilities subject to compromise. Pre-petition liabilities subject to compromise included deferred rent liabilities that were not extinguished by the Bankruptcy Court.
(g)	To write-off old equity upon emergence from chapter 11 and record the issuance of new stock in accordance with the Plan of Reorganization and to adjust the accumulated deficit by the portion of the liabilities subject to compromise that is forgiven.
(h)	To record at fair value the $2,600 creditor agreement.
(i)	To eliminate the capitalization of certain buying and warehousing costs associated with a change in accounting principle.

(4)    Summary of Significant Accounting Policies

Basis of Presentation and Organization

The Company is a chain of company-owned stores offering a wide selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. The consolidated financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and related disclosures. Actual results could differ from those estimates.

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31st. The following table describes the periods presented in the financial statements and related notes thereto:

Period:	Referred to as:
Results for the 52-weeks ended January 31, 2004—Successor Company	“Fiscal 2003”

Results for the 43-weeks ended February 1, 2003—Successor Company	“Successor Company 2002 43-weeks”

Results for the nine weeks ended April 6, 2002—Predecessor Company	“Predecessor Company 2002 nine weeks”

Results for the 52-weeks ended February 2, 2002—Predecessor Company	“Fiscal 2001”

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. The Company purchases inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 20% and the ten largest suppliers representing approximately 47% of the Company’s aggregate purchases for the 52-weeks ended January 31, 2004. Purchases for the combined 52-weeks

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended February 1, 2003 [Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks] the Company’s largest supplier represented approximately 12% and the ten largest suppliers represented approximately 43% of the Company’s aggregate purchases. In Fiscal 2001 the Company’s largest supplier represented approximately 11% and the ten largest suppliers represented approximately 41% of the Company’s aggregate purchases.

Prior to emergence from bankruptcy, the Company capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, the Company discontinued this practice, recording all of the aforementioned costs in cost of sales. Going forward, the Company does not anticipate the change will have a significant impact on periodic earnings.

At January 31, 2004 and February 1, 2003, the Company had reserves of $1,117 and $1,545 respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

The Company receives vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price over the incentive period and result in a reduction of cost of sales. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent that the allowance received does not exceed the cost of advertising the vendor’s merchandise. Markdown allowances reduce cost of goods sold in the period the related markdown was taken. Placement allowances are offset against incremental expenses incurred and the remainder, if any, over the contract period.

Fixed Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation. Pursuant to SOP 90-7, the Company adjusted the net book value of fixed assets by $11,760 at April 6, 2002. See Note 3 “Fresh Start Accounting”.

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred Rent Liabilities

Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight-line basis

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and, accordingly, have established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense.

Revenue Recognition

The Company records revenue at the point of sale for retail stores. The Company provides for returns at the time of sale based upon projected merchandise returns.

Advertising Expenses

The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At January 31, 2004 and February 1, 2003, $62 and $93 of advertising production costs were included in prepaid expenses, respectively. In Fiscal 2003 advertising expense was $10,215. In the Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks, advertising expense was $5,903 and $1,647, respectively. In Fiscal 2001 advertising expense was $7,218.

Store Pre-opening Expenses

The Company expenses store pre-opening expenses as incurred. These expenses include labor, advertising and supply costs incurred up to the store’s grand opening.

Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share”, earnings per share—basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share—diluted assumes, in addition to above, the effect of potentially dilutive securities.

The reconciliation of earnings per share basic to earnings per share diluted is as follows:

	Fiscal 2003	Successor Company 2002 43-weeks
Net income	$1,362	$2,542
Earnings per share—basic	$0.47	$0.89
Earnings per share—diluted	$0.40	$0.86
Weighted average common shares outstanding	2,919,115	2,866,420
Dilutive effect of stock options and warrants	507,064	91,096

Weighted average common and common equivalent shares outstanding	3,426,179	2,957,516

Options and warrants excluded from dilutive calculation	62,952	306,934

The dilutive impact of stock options and warrants was calculated using the treasury method. Options and warrants excluded from the dilutive calculation were outstanding but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Per share and share information for the Predecessor Company for all periods presented in the Consolidated Statements of Operations have been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” and has been determined as if the Company had accounted for stock option plans under the fair value method of SFAS No. 123. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, net income would have changed as indicated below:

	Fiscal 2003	Successor Company 2002 43-weeks
Net income, as reported	$1,362	$2,542
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	345	99

Pro forma net income	$1,017	$2,443

Earnings per share:
Basic—as reported	$0.47	$0.89

Basic—pro forma	$0.35	$0.85

Diluted—as reported	$0.40	$0.86

Diluted—pro forma	$0.30	$0.83

The per share weighted average fair value of stock options granted during Fiscal 2003 and the Successor Company 2002 43-weeks was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875%, volatility of 50% and an expected life of approximately 10 years.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. Store occupancy costs for Fiscal 2001 have been reclassified from selling, general and administrative expenses to cost of sales to present this information on a basis comparable to the Company’s competitors.

(5)    Fixed Assets

The components of fixed assets, net are as follows:

	Successor Company	Successor Company
	January 31, 2004	February 1, 2003
Furniture and equipment	$6,686	$4,938
Leasehold improvements	4,324	3,364

Total fixed assets	11,010	8,302
Less accumulated depreciation and amortization	3,459	1,501

Fixed assets, net	$7,551	$6,801

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Fresh Start Accounting under SOP 90-7, the Company wrote down the value of fixed assets by $11,760 on April 6, 2002 to adjust for the excess of book value over enterprise value. In Fiscal 2003 depreciation expense was $1,957. In the Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks, depreciation expense was $1,501 and $1,030, respectively. In Fiscal 2001 depreciation expense was $6,826.

(6)    Debt

On April 8, 2002, the Company entered into a $40,000 secured financing facility with Wells Fargo Retail Finance, LLC (the “New Loan Agreement”), which became effective concurrent with the Plan.

On the Effective Date, obligations relating the Company’s debtor-in-possession financing facility were paid in full and the Company’s New Loan Agreement became effective. The New Loan Agreement, which is a line of credit, currently provides up to $40,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. The Loan Agreement expires on April 8, 2005 and has a variable interest rate based upon the Prime rate or at the Company’s option, a variable rate based upon earnings performance and the London Interbank Offered Rate with a minimum threshold of 5.00%. In April 2004, the Company extended the expiration date of the New Loan Agreement to April 8, 2007. Pursuant to the amendment, the line of credit line was reduced to $30 million and minimum interest rate threshold of five percent was eliminated. The interest rate on the Company’s borrowings was 5.0% at January 31, 2004. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

Due to the fact there are certain restrictions on the Company’s assets and the Company has guaranteed the New Loan Agreement between its subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp. on pages S-1 through S-5.

At January 31, 2004 and February 1, 2003, the Company had outstanding borrowings under the New Loan Agreement of $9,763 and $17,528, respectively.

(7)    Long Term Debt and Capital Lease Obligations

Pursuant to the Plan of Reorganization, the Company converted $3,130 of post petition trade payables into the Trade Conversion Note, which will be payable within four years of the Effective Date. In addition, the Company recorded at fair value a $2,600 extended creditor payment to the general unsecured creditors.

In April 2003, the Company made an interest payment to the holders of the Trade Conversion Note of $188. Additionally, on March 17, 2004, the Company elected to make a prepayment, net of discount, on the Trade Conversion Note and the extended creditor payment. The amount paid on March 17, 2004 was $1,140.

Both the Trade Conversion Note and extended creditor payment are subject to prepayment provisions if the Company’s average excess availability on the New Loan Agreement exceeds $12,000 during the prior fiscal year. In such event, 40% of the excess availability greater than $12,000 shall be paid, subject to certain maximum payment amounts, on a pro rata basis to the Trade Conversion Note holders and general unsecured creditors related to the extended creditor payable. Based upon the Company’s excess availability through Fiscal 2003, the Company is subject to a maximum prepayment amount of $735, which is due May 31, 2004.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of Debt and Capital Lease Obligations at January 31, 2004 and February 1, 2003, including the current portion.

	Successor Company	Successor Company
	January 31, 2004	February 1, 2003
Wells Fargo Retail Finance, LLC line of credit agreement	$9,763	$17,528
Trade conversion note	3,130	3,130
Discounted value of extended creditor payment	2,425	2,479
Financing agreements	210	614
Capital leases	69	106

Sub total	15,597	23,857

Less current maturities	(11,898)	(17,968)

Total long term debt	$3,699	$5,889

The following schedule summarizes future payments in excess of one year for Debt and Capital Lease Obligations at January 31, 2004.

Successor Company
Debt and Capital Lease Obligations
Fiscal year:
2004	$12,093
2005	3,990
2006	14
2007	1
Thereafter	—

Total payments	$16,098

Less interest	(501)

Total payments	15,597

Included in Fiscal year 2004 is the Wells Fargo Retail Finance, LLC line of credit agreement of $9,763.

(8)    Lease Commitments

The Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 and $1,059 at January 31, 2004 and February 1, 2003, respectively. Accumulated depreciation related to such fixed assets was approximately $416 and $196 at January 31, 2004 and February 1, 2003, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future lease payments for capital and operating leases as well as other financing agreements with initial or remaining terms in excess of one year as of January 31, 2004.

	Capital Leases & Financing Agreements	Operating leases
Fiscal year:
2004	$262	$26,202
2005	15	23,278
2006	14	19,373
2007	1	14,440
Thereafter	—	16,303

Total payments	292	$99,596

Less amount representing interest	(13)

Present value of payments	$279

Rent expense charged to operations under operating leases was $24,873, $20,617, $3,984 and $23,955 in Fiscal 2003, Successor Company 2002 43-weeks, Predecessor Company 2002 nine weeks and Fiscal 2001, respectively.

(9)    Reorganization Items

Reorganization Items consisted of professional fees related to legal, accounting and consulting services directly attributable to the Plan of Reorganization, store closing costs and employee retention bonuses. In addition, Reorganization Items also include the gain associated with the forgiveness of debt offset by fresh-start adjustments and distribution of ownership share in the Reorganized Company to the unsecured creditors during the nine weeks ended April 6, 2002. The components of Reorganization Items are as follows:

Reorganization Items:	Nine weeks ended April 6, 2002	Fiscal 2001
Professional fees	$1,379	$3,557
Severance/retention bonus	1,026	1,469
Closed store expense	311	757
Fresh start adjustments	10,406	—
Forgiveness of debt	(41,847)	—
Unsecured creditors’ ownership share of reorganized Company	9,543	—
Other	342	870

Total	$(18,840)	$6,653

The Successor Company has not recorded any Reorganization Items.

In Fiscal 2001, the Company closed and conducted closing sales at three stores that were in markets the Company did not intend to continue to operate in or were underperforming or unprofitable. During Fiscal 2001, the Company recorded a provision for reorganization costs relating to these store closings of approximately $757. This provision included the write-down of fixed assets, estimated lease rejection claims and the loss on the disposition of merchandise inventory. Furthermore, in accordance with SFAS No. 121, “Accounting for the

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company wrote off $697 of impaired long-lived assets that related to prior year store closings—included in Other.

(10)    Income Taxes

Income taxes (benefit) are as follows:

	Current	Deferred	Valuation Allowance	Total
Fiscal 2003
Federal	$3	$815	$—	$818
State	—	93	—	93

	$3	$908	$—	$911

Successor Company 2002 43-weeks
Federal	$69	$1,697	$—	$1,766
State	—	215	—	215

	$69	$1,912	$—	$1,981

Predecessor Company 2002 nine weeks
Federal	$(360)	$7,354	$(7,354)	$(360)
State	—	946	(946)	—

	$(360)	$8,300	$(8,300)	$(360)

Fiscal 2001
Federal	$—	$(649)	$649	$—
State	—	(276)	276	$—

	$—	$(925)	$925	—

The Company recorded an income tax provision of $911 for the 52-weeks ended January 31, 2004 which represents approximately 40% of pretax income. The Company recorded an income tax provision of $1,981 in the post emergence 43-weeks ended February 1, 2002, which results from fresh start accounting and the creation of new cumulative temporary differences. The Company will report the tax benefits realized for tax purposes for the cumulative temporary differences that existed at the date of emergence, as well as for the net operating loss carry forwards that existed at the date of emergence, as an addition to paid-in capital rather that a reduction in the tax provision in future statements of operations.

The Company recorded an income tax benefit of $360 for the nine weeks ended April 6, 2002 which resulted from the realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002. The benefit was realized by amending tax returns for the years ended June 29, 1996 and June 28, 1997.

There was no provision for income taxes for the 52-weeks ended February 2, 2002.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Successor Company	Successor Company	Predecessor Company	Predecessor Company
	52-weeks ended January 31, 2004	43-weeks ended February 1, 2003	Nine weeks April 6, 2002	52-weeks ended February 2, 2002
Statutory federal rate	34.0%	34.0%	34.0%	(34.0)%
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	—	—	(41.6)	16.7
Job Creation and Workers Assistance Act of 2002	—	—	(1.9)	—
Change in valuation allowance on post emergence deferred tax assets	1.8	3.8	—	—
State net operating loss carrybacks and carryforwards	—	—	—	(2.3)
State and local income taxes, net of federal income taxes	4.1	4.8	5.0	(2.6)
Reorganization costs, net	—	—	2.6	21.9
Other, net	0.2	1.2	—	0.3

Effective income tax rate	40.1%	43.8%	(1.9)%	—%

Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor Company	Successor Company
	January 31, 2004	February 1, 2003
Deferred tax assets related to:
Alternative minimum tax credit carryforward	$373	$330
Deferred rent liabilities	596	550
Accrued expenses	537	835
Contingent note	607	607
Merchandise inventories	2,146	2,511
Fixed assets	1,668	1,726
Net operating loss carryforwards	5,556	6,651

Total deferred tax assets	11,483	13,210
Valuation allowance	(10,887)	(12,665)

Deferred tax assets	596	545
Deferred tax liabilities	169	169

Deferred tax asset, net	$427	$376

The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed at February 2, 2002—Predecessor. Additionally, the Company has also recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has fully reserved for these amounts because the utilization of its net operating loss carryforwards is dependent upon sufficient future taxable income, which is not reasonably assured. The Company’s reorganization resulted in a modified capital structure by which SOP 90-7 required the Company to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will result in an increase to paid-in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. In the 52-weeks ended January 31, 2004 the Company had a deferred tax asset in the amount of $427, net, and for the 43-weeks ended February 1, 2003, the Company had a deferred tax asset in the amount of $376, net. The increase in the deferred tax asset results in a direct increase to stockholders’ equity due to the Company’s ability to utilize pre-emergence net operating loss benefits. The Company believes it will realize the benefit of the new deferred tax asset, net, in future periods and therefore has not recorded a valuation allowance at this time.

The Company has made payments of $57 for estimated Alternative Minimum Taxes due for the 43-weeks ended February 1, 2003. Additionally, the Company made payments of $45 for estimated Alternative Minimum Taxes during the 52-weeks ended January 31, 2004.

At January 31, 2004, the Company has net operating loss (“NOL”) carryforwards for federal and state tax purposes of approximately $14,300, which will expire by the end of 2021. In addition to the NOL carryforwards, the Company also has Alternative Minimum Tax carryforwards of $373, which have no expiration. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

(11)    Employee Benefit Plans

On March 20, 2002, the Company announced that the Bankruptcy Court confirmed its Plan of Reorganization that was filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. As of the Effective date of the Plan, all existing stock and all stock options, employee stock purchase plans and stock option plans of the Predecessor Company were canceled.

2002	Stock Option Plan—Successor Company

As provided in the Plan of Reorganization, the Company adopted a stock option plan, which authorized the grant of up to 333,334 stock options to its employees. Under the plan, stock options may be granted for the purchase of its Common Stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

2002 Non Employee Stock Option Plan—Successor Company

The Company adopted a non-employee Stock Option Plan, which authorized the grant of up to 300,000 Common Stock options to non-employee members of the Board of Directors. Under the Plan, options may be granted for the purchase of its Common Stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 33% to 50% per year from the date of grant.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Equity Incentive Plan—Successor Company

The Company adopted the 2003 Equity Incentive Plan on January 27, 2003. Stockholders approved the plan on July 16, 2003. Under this plan, 500,000 shares of Common Stock would be available for the settlement of the following types of awards: stock options; stock appreciation awards; restricted shares; deferred stock; dividend equivalents; performance units; performance shares; and other stock based awards.

Stock option activity since the Company emerged from bankruptcy is as follows:

	Fiscal 2003		Successor Company 2002 43-weeks
	Number of shares	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
Outstanding at beginning of period	470,000	$3.63	0	$0.00
Granted	287,000	5.97	474,600	3.63
Exercised	(23,200)	3.76	0	0.00
Forfeited	(31,650)	4.22	(4,600)	3.76

Outstanding end of period	702,150	$4.55	470,000	$3.63

Exercisable at end of period	135,066	$3.60	0	0

Weighted-average fair value of options granted during the period		$3.92		$1.57
Available for future grants at end of period	407,984		163,334

Information regarding outstanding and exercisable options at January 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
January 31, 2004:
$2.75 to $3.76	450,450	8.3	$3.50	132,391	$3.58
4.72 to 6.38	248,900	9.3	6.30	2,675	4.72
10.50 to 22.40	2,800	9.6	18.64	0	0.00

$2.75 to $22.40	702,150	8.7	$4.55	135,066	$3.60

Restricted Stock Awards

As provided in the Plan of Reorganization, the Company issued 150,000 shares of the new Common Stock to certain members of management, which vest ratably over a four-year period. At the date of the grant, the market value of the award was recorded in common stock and additional paid-in capital; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock award for the 52-weeks ended January 31, 2004 and the 43-weeks ended February 1, 2003 was $131 and $118, respectively.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Savings Plan

The Incentive Savings Plan (the “ISP Plan”) is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax base salary, subject to limitations imposed by the Internal Revenue Service. The Company makes discretionary matching contributions to the ISP Plan at the rate of 33% of the first 6% of the participant’s contribution. In Fiscal 2003 the Company’s discretionary matching contributions to the ISP Plan were $189. For Successor Company 2002 43-weeks, Predecessor Company 2002 nine weeks, and Fiscal 2001, the Company’s discretionary matching contributions to the ISP Plan were $152, $38 and $235, respectively. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if the Company has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

Deferred Compensation Plan

In January 2003 the Company’s Board of Directors approved a Supplemental Incentive Savings Plan (the “Supplemental Plan”). The Supplemental Plan is intended to be an un-funded deferred compensation arrangement for a select group of management or highly compensated employees. The Supplemental Plan is intended to restore eligible participants the benefits to which they would have been entitled under the Company’s ISP Plan but were limited because of Internal Revenue Code rules and regulations.

(12)    Fair Value of Financial Instruments

The Company’s financial instruments at January 31, 2004 and February 1, 2003 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument.

(13)    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company does not have goodwill or intangible assets recorded in the financial statements; therefore, the adoption of SFAS No. 142 during the first quarter of Fiscal 2002 did not have an impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company adopted the provisions of SFAS No. 143 and it did not have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, although it retains many of the fundamental provisions of that Statement. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, thereby applying to

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2002. In conjunction with fresh-start reporting, the Company recorded a $11,760 adjustment to fixed assets to reflect the excess of book value over enterprise value. The Company adopted the provisions of SFAS No. 144 and it did not have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Specifically, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, as these two standards required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Consequently, such gains and losses will now be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers, an amendment of Chapter 5 of ARB No. 43 and an interpretation of APB Opinions 17 and 30”, because the event to which that Statement relates is no longer relevant. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions, and also makes certain technical corrections to a number of existing pronouncements. The Company was required to adopt this statement due to the application of fresh-start accounting. The effect of this statement on the Company is the net gain associated with the plan of reorganization and fresh-start adjustments are reported as a component of operations in the nine weeks ended April 6, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement changes the timing of recognition for certain exit costs associated with restructuring activities, so that certain exit costs would be recognized over the period in which the restructuring activities occur. Currently, exit costs are recognized when we commit to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to as a single event. The Company did not record any exit or disposal activities in Fiscal 2003.

In September 2002, the Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which addresses the accounting for cash retailers receive from vendors. The EITF concluded cash received from a vendor is presumed to be a reduction of purchase price of goods unless the vendor receives an identifiable benefit or there is reimbursement of a specific incremental identifiable cost. Additionally, rebates are to be recorded when it is probable and reasonably estimable and allocated to transactions giving rise to the rebate. The Company’s accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions and the accounting requirements of FIN 45 as of February 1, 2003 and it did not have an impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of FASB Statement 123. SFAS No. 148 amends FASB Statement

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both the annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first quarter beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interest in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements with the scope of FIN 46 are subject to its provisions beginning in 2004. Additionally the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—A Modification of FASB Interpretation No. 46”, which amends Interpretation No. 46. The Company does not have any interests in a variable interest entity; therefore, the adoption of this provision did not have an impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. The Company has not entered into any such agreements after June 30, 2003; therefore, the adoption of this provision did not have an impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not issued any financial instruments which meet this criteria; therefore, the adoption of this provision did not have an impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers Disclosures about Pensions and Other Postretirement Benefits” to improve financial statement disclosures for defined benefit plans. SFAS 132 requires more detailed disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The disclosures are generally effective for fiscal years ending after December 31, 2003. The Company does not offer Pension and Other Postretirement Benefits as described under SFAS 132; therefore, the adoption of this provision did not have an impact on its consolidated financial position or results of operations.

(14)    Related-party Transactions

As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, 5% was distributed to the Company’s management and 5% was distributed to old equity shareholders.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One entity has an ownership interest of more than 10%. Purchases from that vendor in Fiscal 2003 were $3,063 and amounts owed were $106 at January 31, 2004. There were no purchases from that entity during Fiscal 2002 therefore no amounts were owed at February 1, 2003.

(15)    Contingencies

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that the Company breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. The Company believes that it has meritorious defenses and counterclaims and intends to pursue them vigorously.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    Quarterly Financial Information (unaudited)

Following is a summary of unaudited quarterly information:

		Successor Company	Successor Company	Successor Company	Successor Company
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:		13 weeks ended May 3, 2003	13 weeks ended August 2, 2003	13 weeks ended November 1, 2003	13 weeks ended January 31, 2004
Total sales		$54,541	$59,835	$51,353	$56,906
Gross profit		18,527	21,962	18,731	18,043
Selling, general and administrative expenses		17,995	17,666	17,232	18,958
Depreciation		448	486	466	557
Interest expense		343	237	283	319
Income (loss) before income tax expense (benefit)		(259)	3,573	750	(1,791)
Income tax expense (benefit)		(104)	1,429	300	(714)
Net income (loss)		$(155)	$2,144	$450	$(1,077)
Earnings (loss) per share—basic		$(0.05)	$0.74	$0.15	$(0.36)
Earnings (loss) per share—diluted		$(0.05)	$0.70	$0.13	$(0.36)

	Predecessor Company	Successor Company	Successor Company	Successor Company	Successor Company
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002 [Combined]:	Nine weeks ended April 6, 2002	Four weeks ended May 4, 2002	13 weeks ended August 3, 2002	13 weeks ended November 2, 2002	13 weeks ended February 1, 2003
Total sales	$40,837	$18,187	$59,733	$48,942	$58,837
Gross profit	13,846	6,590	21,925	16,402	18,347
Selling, general and administrative expenses	12,212	5,697	17,869	15,919	16,387
Depreciation	1,030	100	356	393	652
Reorganization items	(18,840)	—	—	—	—
Interest expense	374	154	412	419	383
Income (loss) before income tax expense (benefit)	19,070	639	3,288	(329)	925
Income tax expense (benefit)	(360)	249	1,311	(132)	553
Net income (loss)	$19,430	$390	$1,977	$(197)	$372
Earnings (loss) per share—basic		$0.13	$0.69	$(0.07)	$0.13
Earnings (loss) per share—diluted		$0.13	$0.68	$(0.07)	$0.13

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Factory Card & Party Outlet Corp.:

Under date of March 22, 2002, except as to the first paragraph of note 6, which is as of April 8, 2002, we reported on the consolidated statements of operations, stockholders’ deficit and cash flows of Factory Card & Party Outlet Corp. (formerly know as Factory Card Outlet Corp.) and subsidiary for the 52 weeks ended February 2, 2002, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the 52 weeks ended February 2, 2002 as listed in Item 15(a)(2) of this Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Chicago, Illinois

March 22, 2002

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	January 31, 2004	February 1, 2003
A S S E T S

Current assets:
Due from subsidiary	$—	$—
Note receivable—subsidiary	—	—

Total current assets	—	—
Investment in subsidiary	17,947	15,154

Total assets	$17,947	$15,154

S T O C K H O L D E R S’ E Q U I T Y

Common stock, $0.01 par value. Voting class-authorized 10,000,000 shares: 3,074,082 and 3,021,820 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	$31	$30
Unearned restricted stock awards	(275)	(446)
Additional paid-in capital	14,287	13,028
Accumulated earnings	3,904	2,542

Total stockholders’ equity	$17,947	$15,154

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	For the 52- weeks ended January 31 2003	For the 43- weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002	For the 52- weeks ended February 2, 2002
	Successor Company	Successor Company	Predecessor Company	Predecessor Company
Royalty income	$—	$—	$612	$3,420
Interest income—subsidiary note receivable	—	—	619	5,571
Equity in net income (loss) of subsidiary	1,362	2,542	(3,350)	(13,065)
Operating expenses	—	—	349	1,457
Plan of reorganization and fresh start adjustments	—	—	21,898	—

Net income (loss)	$1,362	$2,542	$19,430	$(5,531)

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52- weeks ended January 1, 2003	For the 43- weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002	For the 52- weeks ended February 2, 2002
	Successor Company	Successor Company	Predecessor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$1,362	$2,542	$19,430	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred compensation	131	118	—	—
(Increase) decrease in investment in subsidiary	(2,793)	(5,114)	(93,522)	13,065
Decrease in due from subsidiary	—	—	12,179	—
Tax benefit of pre-confirmation operating losses	962	2,357	—	—

Net cash provided by (used in) operating activities	(338)	(97)	(61,913)	7,534

Cash flow provided by (used in) investing activities:
(Increase) decrease in note receivable from subsidiary	—	—	61,913	(7,534)

Net cash provided by (used in) investing activities	—	—	61,913	(7,534)

Cash flow provided by financing activities:
Cash received from exercise of management stock warrants	338	97	—	—

Net cash provided by financing activities	338	97	—	—

Net increase (decrease) in cash	—	—	—	—
Cash at end of year	$—	$—	$—	$—

Supplemental cash flow information:
Income taxes refunded	$—	$(360)	$—	$—
Stock issued (successor company)	—	—	(10,040)	—
Fair value adjustments	—	—	10,406	—
Stock retirement (predecessor company) and debt discharge	—	—	(22,828)	—
Unearned restricted stock awards	$275	$446	$564	$—

See accompanying notes to condensed financial information.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD &

PARTY OUTLET CORP.

(Dollar amounts in thousands)

(1)    Basis of Accounting

The Condensed Financial Information of Factory Card & Party Outlet Corp. (“the Company”) has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Factory Card & Party Outlet Corp. and Subsidiary as of January 31, 2004 and February 1, 2003 (Successor Company), and for the 52-weeks ended January 31, 2004, the 43-weeks ended February 1, 2003 (Successor Company), the nine weeks ended April 6, 2002, and the 52-weeks ended February 2, 2002 (Predecessor Company). The Company’s Condensed Financial Information has been prepared on an unconsolidated basis. The Company’s investment in and amounts due from subsidiary are recorded on the equity basis. Due to the fact that there are certain restrictions on the Company’s assets and the Company has guaranteed the New Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp.

(2)    Reorganization and Emergence from Chapter 11

On March 23, 1999, the Company and its subsidiary, Factory Card Outlet of America, Ltd., filed a petition for reorganization under chapter 11 of title 11 of the United States Code. The Company filed a plan of reorganization and related disclosure statement with the bankruptcy court on February 5, 2002. The bankruptcy court confirmed the plan of reorganization on March 20, 2002 and on April 9, 2002 (the “Effective Date”) the Company successfully emerged from Chapter 11. See Note 1 of the Notes to Consolidated Financial Statements.

(3)    Guarantees

The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Notes 6 and 7 of the Notes to Consolidated Financial Statements.

(4)    Notes Receivable—Subsidiary

During Fiscal 1997, the Company’s subsidiary issued a note payable to the Company. Interest was accrued quarterly based on the prime lending rate plus two percent per year. The note and any accrued interest was due and payable on demand. Pursuant to the Plan of Reorganization, the current assets Note Receivable—Subsidiary and Due From Subsidiary were deemed to be contributed to capital under the reorganized Company.

(5)    Royalty and Licensing Agreement

In June 1997, the Company entered into a Royalty and Licensing Agreement (“Agreement”) with its subsidiary. The Agreement grants the subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations. Pursuant to the Plan of Reorganization, the Agreement was deemed null and void on the Effective Date. In the 52-weeks ended January 31, 2004 and the 43-weeks ended February 1, 2003, the Company did not record any Royalty Income.