Form 10-Q
period 2004-05-01
FACTORY CARD OUTLET CORP
filed 2004-06-08
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 1, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of June 4, 2004 was 3,088,206.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended May 1, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

References throughout this document to the Company include Factory Card & Party Outlet Corp. and its wholly-owned subsidiary. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document the words “we,” “our,” “ours” and ‘us” refer only to Factory Card & Party Outlet Corp. and its wholly-owned subsidiary and not to any other person.

The Company’s website – www.factorycard.com – provides access, free of charge, to the Company’s SEC reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.

Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. The forward-looking statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to, the following:

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	May 1, 2004	January 31, 2004
ASSETS

Current assets:
Cash	$186	$179
Merchandise inventories, net	48,401	45,667
Prepaid expenses and other	4,098	4,089

Total current assets	52,685	49,935

Fixed assets, net	7,522	7,551
Other assets	230	259
Deferred tax asset, net	519	427

Total assets	$60,956	$58,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt – line of credit	$8,609	$9,763
Accounts payable	19,691	15,929
Accrued expenses	7,850	6,974
Current portion of long term debt and capital lease obligations	4,592	2,135

Total current liabilities	40,742	34,801

Long term debt and capital lease obligations	25	3,699
Deferred rent liabilities	1,699	1,725

Total liabilities	42,466	40,225

Stockholders’ equity	18,490	17,947

Total liabilities and stockholders’ equity	$60,956	$58,172

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended May 1, 2004	Three Months Ended May 3, 2003
Net sales	$56,928	$54,541
Cost of sales	36,827	36,014

Gross profit	20,101	18,527

Selling, general and administrative expenses	18,835	17,995
Depreciation and amortization of fixed assets	583	448
Other income	(55)	—
Interest expense	231	343

Income (loss) before income tax expense (benefit)	507	(259)
Income tax expense (benefit)	203	(104)

Net income (loss)	$304	$(155)

Net income (loss) per share - basic	$0.10	$(0.05)

Weighted average shares outstanding – basic	2,981,596	2,885,486

Net income (loss) per share – diluted	$0.09	$(0.05)

Weighted average shares outstanding – diluted	3,546,835	2,885,486

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended May 1, 2004	For the Three Months Ended May 3, 2003
Cash flows from operating activities:
Net income (loss)	$304	$(155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	583	448
Amortization of deferred financing costs	26	32
Amortization of deferred compensation	32	35
Loss on disposal of fixed assets	6	—
Tax benefit of pre-confirmation net operating losses	193	—
Changes in assets and liabilities:
Merchandise inventories	(2,734)	1,383
Prepaid expenses and other assets	(98)	128
Accounts payable	3,762	2,178
Accrued expenses	876	866
Deferred rent obligation	(26)	86

Net cash provided by operating activities	2,924	5,001

Net cash used in investing activities – purchase of fixed assets, net	(560)	(604)

Cash flow provided by (used in) financing activities:
Borrowings – line of credit	57,896	52,235
Repayment of debt – line of credit	(59,050)	(56,419)
Payment of trade conversion and extended creditor note payable	(1,093)	—
Payment of capital lease obligations	(115)	(106)
Discount on payment of trade conversion and extended creditor note payable	(55)	—
Increase in extended creditor note payable	46	25
Cash received from exercise of stock options and warrants	14	—

Net cash used in financing activities	(2,357)	(4,265)

Net increase in cash	7	132
Cash at beginning of period	179	196

Cash at end of period	$186	$328

Supplemental cash flow information:
Interest paid	$381	$424
Income taxes refunded	3	—
Cash paid for reorganization items	4	134
Supplemental non cash information:
Unearned restricted stock awards	243	411
Capital lease obligations	—	—

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of June 2, 2004, the Company operated 180 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

The condensed consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements.

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

(2)	Debt – Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At May 1, 2004, the interest rate on the Company’s borrowings was 4.0%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

At May 1, 2004 and January 31, 2004, the Company has outstanding borrowings under the Loan Agreement of $8,609 and $9,763, respectively.

(3)	Debt and Capital Lease Obligations

In April 2002, the Company converted $3,130 of post petition trade payables into the Trade Conversion Note, which will be payable within 4 years. In addition, the Company recorded at fair value a $2,600 Extended Creditor Payment to the general unsecured creditors. The Company expects to pay both the Trade Conversion Note and Extended Creditor Payment by April 2005.

During the quarter ended May 1, 2004, the Company elected to make a principal prepayment of $1,000 on the Trade Conversion Note. Additionally, the Company elected to make a prepayment of $148 on the Extended Creditor Payment.

The following table summarizes the components of Debt and Capital Lease Obligations at May 1, 2004 and January 31, 2004, including its current portion.

	May 1, 2004	January 31, 2004
Trade conversion note	$2,130	$3,130
Discounted value of extended creditor payment	2,322	2,425
Financing agreements	105	210
Capital leases	60	69

Sub total	4,617	5,834

Less current maturities	(4,592)	(2,135)

Total long term debt	$25	$3,699

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,078,890 common shares were deemed outstanding at May 1, 2004.

In April 2002, the Company adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 318,250 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at May 1, 2004.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At May 1, 2004, 272,484 Warrants were outstanding.

In April 2002, the Company entered into a Trade Conversion Agreement with certain trade creditors to convert $3,130 of accounts payable into long term Trade Conversion Notes. Per the agreement, these notes will be payable on the fourth anniversary and contain a conversion feature into common stock between the third and fourth anniversary. In March 2004, the Company made a $1,000 principal payment to one holder of the Trade Conversion Notes. The Company fully intends to pay the remaining principal and accrued interest related to the Trade Conversion Notes prior to April 9, 2005, thus negating the Trade Conversion Note holder’s options to convert the notes into 21.1% of the Company’s common stock.

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 188,466 options at exercise prices ranging from $2.65 to $11.90 were outstanding at May 1, 2004.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 339,800 options were outstanding at May 1, 2004 with exercise prices ranging from $6.38 to $19.00.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(5)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share – basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted assumes, in addition to the above, the effect of potentially dilutive securities.

The reconciliation of earnings (loss) per share basic to earnings (loss) per share diluted is as follows (in thousands, except per share amounts):

	For the three months ended May 1, 2004	For the three months ended May 3, 2003
Net income (loss)	$304	$(155)
Earnings (loss) per share – basic	$0.10	$(0.05)
Earnings (loss) per share – diluted	$0.09	$(0.05)
Weighted average common shares outstanding	2,981,596	2,885,486
Dilutive effect of stock options and warrants	565,239	—

Weighted average common and common equivalent shares outstanding	3,546,835	2,885,486

The dilutive impact of stock options and warrants was calculated using the treasury method.

Options to purchase 4,000 common shares at prices ranging from $11.98 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of May 1, 2004 but were not included in the calculation of diluted earnings per share for the three months ended May 1, 2004 because the strike price is greater than the average market price per share during the period.

Options to purchase 496,500 common shares at prices ranging from $2.65 to $4.72 per share and warrants to purchase 306,934 common shares at prices ranging from $5.50 to $17.00 per share were outstanding as of May 3, 2003 but were not included in the calculation of loss per share for the three months ended May 3, 2003 because to do so would be anti-dilutive. Had the Company reported a profit in three months ended May 3, 2003, the number of shares diluted would have increased by 4,050 shares.

(6)	Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” and has been determined as if the Company had accounted for our stock option plans under the fair value method of SFAS No. 123. Had the Company determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, net income would have changed as indicated below:

	For the three months ended May 1, 2004	For the three months ended May 3, 2003
Net income (loss), as reported	$304	$(155)
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	121	38

Pro forma net income (loss)	$183	$(193)

Earnings (loss) per share:
Basic-as reported	$0.10	$(0.05)

Basic-pro forma	$0.06	$(0.07)

Diluted-as reported	$0.09	$(0.05)

Diluted-pro forma	$0.05	$(0.07)

The per share weighted average fair value of stock options granted during the three months ended May 1, 2004 and May 3, 2003 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875% to 4.36%, volatility of 50% and an expected life of approximately 10 years.

(7)	Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy in April 2002. The Company has fully reserved for these amounts because the utilization of its net operating loss carryforwards is depended upon sufficient future taxable income, which is not reasonably assured. The Company’s reorganization resulted in a modified capital structure by which Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, required the Company to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will result in an increase to paid-in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

The Company has recorded new deferred tax assets since emergence from bankruptcy in April 2002 because it believes it will realize the benefit of the new deferred tax asset, net, in future periods and therefore has not recorded a valuation allowance at this time.

(8)	Related Party Transactions

One entity had an ownership interest of more than 10%. Total purchases from that entity were $1,300 during the three months ended May 1, 2004 and $760 during the 3 months ended May 3, 2003. Amounts owed to that entity were $522 and $342 at May 1, 2004 and May 3, 2003, respectively. During the 3 months ended May 1, 2004, the entity’s ownership interest decreased to 9.9% as a result of a stock sale on the NASDAQ National Market.

(9)	Contingencies

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against the Company in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that the Company breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. On April 29, 2004, the Company answered the complaint by denying all allegations and counterclaiming for breach of contract. The Company seeks damages, costs and attorney’s fees. No trial date has been set. The Company believes that it has meritorious defenses and counterclaims and is pursuing them vigorously.

(10)	Subsequent Event

On May 28, 2004, the Company made a contingent prepayment to both its Trade Conversion Note Holders and Extended Creditor Payment recipients totaling $1,710 pursuant to the Company’s Amended Joint Plan of Reorganization dated February 5, 2002.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

We are a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, gifts, balloons and other special occasion merchandise at everyday value prices. As of June 2, 2004, we operated 180 stores in 20 states. During the 3 months ended May 1, 2004, we opened four new stores and closed one store. We currently have plans to open up to six additional stores during the remainder of fiscal 2004. Our fiscal 2004 is defined as the 52-week period ended January 29, 2005.

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

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant. We use gift cards and store credits the revenue of which is recognized upon redemption by the customer.

Impairment of Long-Lived Assets

We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at May 1, 2004. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in the actual results or market conditions from those anticipated, may effect the carrying value of long-lived assets and could result in an impairment charge.

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At May 1, 2004 and January 31, 2004, we had reserves of $1,100 for certain merchandise which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and results in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against incremental expenses incurred and the remainder, if any, over the contract period.

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

	Three months ended May 1, 2004	Three months ended May 3, 2003

Net sales	100.0%	100.0%
Cost of sales	64.7	66.0

Gross profit	35.3	34.0
Selling, general and administrative expenses	33.1	33.0
Depreciation and amortization of fixed assets	1.0	0.8
Other income	(0.1)	—
Interest expense	0.4	0.6

Income (loss) before income tax benefit	0.9	(0.4)
Income tax expense (benefit)	0.4	(0.2)

Net income (loss)	0.5%	(0.2)%

Number of stores open at end of period	180	171

Three Months Ended May 1, 2004 and May 3, 2003

Net Sales. Net sales increased $2,387 or 4.4% $56,928 for the three month period ended May 1, 2004 (“first quarter of fiscal 2004”) from $54,541 for the three month period ended May 3, 2003 (“first quarter of fiscal 2003”). The increase is partly attributed to the increase in the number of stores. Since the first quarter of fiscal 2003, we opened 10 new stores and closed one store. New store sales in the first quarter of fiscal 2004 totaled $1,703. Comparable stores increased $949 or 1.8%. We continue to experience strong comparable store sales in our basic party category as a result of our party initiative implemented in the first quarter of 2003. Comparable store sales also increased in our balloon and candy categories. However, the other four product categories experienced comparable store sale decreases as a result of a challenging retail environment. Due to the timing of the new store openings, new stores were excluded from the calculation of comparable store sales. We include stores opened 13 or 14 months after their opening date in the calculation of comparable store sales. If the opening date of a store falls in the first 14 days of a period, the store is included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $1,574 or 8.5%, to $20,101 for the first quarter of fiscal 2004 from $18,527 for the first quarter of fiscal 2003. The increase is primarily due to increased sales volume of the new stores. As a percentage of net sales, gross profit was 35.3% for the first quarter of fiscal 2004 compared to 34.0% in the same period in the prior year. We have been successful in managing merchandise margins through improved markdown experience while continuing to leverage our freight and distribution costs while absorbing higher store occupancy costs as we open new stores. As a percent of sales, our merchandise and freight and distribution costs were 51.3% for the first quarter of fiscal 2004 compared with 52.8% for the first quarter of fiscal 2003. Due to new store openings, our store occupancy costs increased $397 or 5.5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $840 or 4.7% to $18,835 for the first quarter of fiscal 2004 from $17,995 for the first quarter of fiscal 2003. The increase is attributed to operating 10 additional stores. As a percentage of net sales, selling, general and administrative expenses was 33.1% in the first quarter of fiscal 3004 compared to 33.0% in the first quarter of fiscal 2003.

Depreciation expense. Depreciation expense was $583 in the first quarter of fiscal 2004 compared to $448 in the first quarter of fiscal 2003. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Other income. Other income recorded in the first quarter of fiscal of $55 relates to the debt discount realized when we made a prepayment on the Trade Conversion Note and Extended Creditor Note Payable in the first quarter of fiscal 2004.

Interest Expense. Interest expense was $231 in the first quarter of fiscal 2004 compared to $343 in the first quarter of fiscal 2003. The decrease resulted from a lower effective interest rate coupled with lower borrowing levels as we increase our days payable with our vendors.

Income Taxes. Income tax expense was $203 in the first quarter of fiscal 2004 compared to income tax benefit of $104 in the first quarter of fiscal 2003. These amounts represent approximately 40% of our pre tax income (loss) for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Liquidity and Capital Resources

Our uses of capital for the remainder of fiscal 2004 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowing from our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	FY2004	FY2003
	Three months ended May 1, 2004	Three months ended May 3, 2003
Cash provided by operating activities	$2,924	$5,001

Cash used in investing activities	$(560)	$(604)

Cash used in financing activities	$(2,357)	$(4,265)

At May 1, 2004 our working capital was $11,943. Net cash provided by operating activities for the three month period ended May 1, 2004 was $2,924 compared to $5,001 of net cash provided by operating activities during the three month period ended May 3, 2003. The decrease is related to higher levels of operating income and accounts payable offset by increases in inventory. The increase in inventory is related to positioning ourselves for the important graduation-selling season in the second quarter coupled with our new store openings.

Net cash used in investing activities during the three month period ended May 1, 2004 and the three month period ended May 3, 2003 was $560 and $604, respectively. Net cash used in investing activities was primarily for capital expenditures related to new store openings, computer equipment, store remodeling and warehouse equipment for the distribution center.

Net cash used in financing activities during the three month period ended May 1, 2004 was $2,357 compared to $4,265 during the three month period ended May 3, 2003. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At June 2, 2004, the interest rate on our borrowings was 4.0%. Borrowings under the Loan Agreement are secured by substantially all of our assets.

The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

Pursuant to the Plan of Reorganization in April 2002, we converted $3.1 million of post petition trade payables into a Trade Conversion Note, which will be payable within four years. In addition, we recorded at fair value the $2.6 million extended creditor payment payable to the general unsecured creditors. We made a prepayment of $1.2 million on these obligations in March 2004 and we intend to pay down the balance of the Trade Conversion Note prior to April 9, 2005, thus negating the Trade Conversion Noteholders options to convert the notes into 21.1% of our common stock.

Both the Trade Conversion Note and extended creditor payment are subject to prepayment provisions if our average excess availability on the Loan Agreement exceeds $12 million during the prior fiscal year. In such event, 40% of the excess availability greater than $12 million shall be paid, subject to certain maximum payment amounts, on a pro rata basis to the Trade Conversion Note holders and general unsecured creditors related to the extended creditor payable. Based upon our average excess availability during Fiscal 2003, we are subject to the maximum prepayment amount of $1.7 million, which is due May 31, 2004.

As of May 1, 2004, we had $8.6 million in borrowings outstanding under the Loan Agreement and had utilized approximately $1.0 million to issue letters of credit.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Debt & Capital Leases (including current portion)	Operating Leases	Inventory Purchase Commitments – including open purchase orders
	(amounts in millions)	(amounts in millions)	(amounts in millions)
1 year	$13.2	$25.8	$17.5
2 years	—	23.4	2.0
3 years	—	19.3	—
4 years	—	13.5	—
Thereafter	—	13.0	—

Total payments	$13.2	$95.0	$19.5

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2004 quarters are defined as follows: first fiscal quarter is February 1, 2004 to May 1, 2004, second fiscal quarter is May 2, 2004 to July 31, 2004, third fiscal quarter is August 1, 2004 to October 30, 2004 and fourth fiscal quarter is October 31, 2004 to January 29, 2005. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of May 1, 2004, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three months ended May 1, 2004 and the three months ended May 3, 2003 would not have had a material impact on our financial position or results of operations.

ITEM 4 CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that we breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. On April 29, 2004, we answered the complaint by denying all allegations and counterclaiming for breach of contract. We are seeking damages, costs and attorney’s fees. No trial date has been set. We believe we have meritorious defenses and counterclaims and are pursuing them vigorously.

Additionally, we are from time to time involved in routine litigation incidental to the conduct of our business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

2.1 (1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1 (2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2 (2)	Bylaws of Factory Card & Party Outlet Corp.

3.11 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

4.1 (2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2 (2)	Form of New Management Warrant, dated April 9, 2002.

4.3 (2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4 (2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5 (2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6 (2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1 (2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2 (5)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3 (2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4 (2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5 (2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6 (2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10 (3)	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11 (3)	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12 (3)	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13 (4)	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14 (4)	Amended Bylaws of Factory Card & Party Outlet Corp.

21	Subsidiaries of the Company.

23.1	Report of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.

(4)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on May 2, 2003.

(5)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on April 21, 2004.

(b) Reports on 8-K.

Current Report on Form 8-K filed on April 15, 2004 announcing amendment to Loan and Security Agreement with Wells Fargo Retail Finance, LLC, announcing financial results for its fourth fiscal quarter and full year of 2003 and announcing net sales results for the two months ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: June 7, 2004	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: June 7, 2004	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President and Chief Financial and Administrative Officer
[Principal Accounting Officer]