Form 10-Q
period 2004-07-31
FACTORY CARD OUTLET CORP
filed 2004-09-10
CIK 1024441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2004

Commission File Number: 21859

FACTORY CARD & PARTY OUTLET CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3652087 (I.R.S. Employer Identification Number)

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

     The number of shares of the Registrant’s Common Stock outstanding as of September 9, 2004 was 3,095,246.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended July 31, 2004
Index

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

The Company’s website — www.factorycard.com — provides access, free of charge, to the Company’s SEC reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	ability to meet sales plans;

•	unseasonable weather;

•	dependence on key personnel;

•	competition;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	general economic and other developments affecting consumer confidence and/or consumer spending;

•	ability to maintain compliance with bank covenants;

•	availability of retail store space on reasonable lease terms;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-Q.

PART I — FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.
AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands)

	July 31,	January 31,
	2004	2004
ASSETS
Current assets:
Cash	$182	$179
Merchandise inventories, net	46,458	45,667
Prepaid expenses and other	4,112	4,089

Total current assets	50,752	49,935
Fixed assets, net	7,877	7,551
Other assets	190	259
Deferred tax asset, net	499	427

Total assets	$59,318	$58,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt — line of credit	$8,003	$9,763
Accounts payable	17,589	15,929
Accrued expenses	7,373	6,974
Current portion of long term debt and capital lease obligations	2,776	2,135

Total current liabilities	35,741	34,801

Long term debt and capital lease obligations	21	3,699
Deferred rent liabilities	1,650	1,725

Total liabilities	37,412	40,225
Stockholders’ equity	21,906	17,947

Total liabilities and stockholders’ equity	$59,318	$58,172

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.
AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	$62,162	$59,835	$119,090	$114,376
Cost of sales	39,028	37,873	75,855	73,887

Gross profit	23,134	21,962	43,235	40,489
Selling, general and administrative expenses	18,967	17,666	37,802	35,661
Depreciation expense	631	486	1,214	934
Other (income) expense	25	—	(30)	—
Interest expense	168	237	399	580

Income before income tax expense	3,343	3,573	3,850	3,314
Income tax expense	1,337	1,429	1,540	1,325

Net income	$2,006	$2,144	$2,310	$1,989

Net income per share — basic	$0.66	$0.74	$0.77	$0.69

Weighted average shares outstanding — basic	3,022,279	2,914,482	3,001,937	2,901,354

Net income per share — diluted	$0.56	$0.70	$0.65	$0.68

Weighted average shares outstanding — diluted	3,554,071	3,061,622	3,545,446	2,940,670

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	For the Six	For the Six
	Months Ended	Months Ended
	July 31,	August 2,
	2004	2003
Cash flows from operating activities:
Net income	$2,310	$1,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,214	934
Amortization of deferred financing costs	56	65
Amortization of deferred compensation	63	68
Loss on disposal of fixed assets	6	—
Tax benefit of pre-confirmation net operating losses	1,510	1,380
Changes in assets and liabilities:
Merchandise inventories	(791)	4,656
Prepaid expenses and other assets	(82)	102
Accounts payable	1,660	4,715
Accrued expenses	399	179
Deferred rent obligation	(75)	137

Net cash provided by operating activities	6,270	14,225

Net cash used in investing activities — purchase of fixed assets	(1,546)	(1,171)

Cash flow provided by (used in) financing activities:
Borrowings — line of credit	123,520	107,859
Repayments — line of credit	(125,280)	(120,747)
Payment of trade conversion and extended creditor Note payable	(2,932)	—
Payment of capital lease obligations	(196)	(216)
Discount on payment of trade conversion and extended creditor note payable	(20)	—
Increase in extended creditor note payable	111	48
Cash received from exercise of stock options and warrants	76	—

Net cash used in financing activities	(4,721)	(13,056)

Net increase (decrease) in cash	3	(2)
Cash at beginning of period	179	196

Cash at end of period	$182	$194

Supplemental cash flow information:
Interest paid	$476	$565
Income taxes refunded	3	—
Cash paid for reorganization items	4	138
Supplemental non cash information:
Unearned restricted stock awards	212	342

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of September 9, 2004, the Company operated 180 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

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

(2)	Debt — Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At July 31, 2004, the interest rate on the Company’s borrowings was 4.25%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

At July 31, 2004 and January 31, 2004, the Company has outstanding borrowings under the Loan Agreement of $8,003 and $9,763, respectively.

(3)	Debt and Capital Lease Obligations

The following table summarizes the components of Debt and Capital Lease Obligations at July 31, 2004 and January 31, 2004, including its current portion.

	July 31,	January 31,
	2004	2004
Trade conversion note	$1,127	$3,130
Discounted value of extended creditor payment	1,585	2,425
Financing agreements	36	210
Capital leases	49	69

Sub total	2,797	5,834

Less current maturities	(2,776)	(2,135)

Total long term debt and capital lease obligations	$21	$3,699

During the six months ended July 31, 2004, the Company made payments of $1,949 on the Trade Conversion Note and $983 on the Extended Creditor Payment, net of a $20 discount.

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,094,646 common shares were outstanding at July 31, 2004.

In April 2002, the Company adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees — 312,000 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at July 31, 2004.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At July 31, 2004, the number of common shares which could be purchased using Series A, B, C and D Warrants are 62,052, 76,460, 72,330 and 60,152, respectively.

In April 2002, the Company entered into a Trade Conversion Agreement with certain trade creditors to convert $3,130 of accounts payable into long term Trade Conversion Notes. Per the agreement, these notes will be payable on the fourth anniversary and contain a conversion feature into common stock between the third and fourth anniversary. The Company fully expects to pay the remaining $1,127 principal and accrued interest related to the Trade Conversion Notes prior to April 9, 2005, thus negating the Trade Conversion Note holder’s options to convert the notes into 11.8% of the Company’s common stock.

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors — 180,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at July 31, 2004.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan — 354,400 options were outstanding at July 31, 2004 with exercise prices ranging from $6.38 to $19.00.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(5)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share — basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share — diluted assumes, in addition to the above, the effect of potentially dilutive securities.

The reconciliation of earnings per share basic to earnings per share diluted is as follows (in thousands, except per share amounts):

	For the three	For the three
	months ended	months ended
	July 31, 2004	August 2, 2003
Net income	$2,006	$2,144
Earnings per share — basic	$0.66	$0.74
Earnings per share — diluted	$0.56	$0.70
Weighted average common shares outstanding	3,022,279	2,914,482
Dilutive effect of stock options and warrants	531,792	147,140

Weighted average common and common equivalent shares outstanding	3,554,071	3,061,622

	For the six	For the six
	months ended	months ended
	July 31, 2004	August 2, 2003
Net income	$2,310	$1,989
Earnings per share — basic	$0.77	$0.69
Earnings per share — diluted	$0.65	$0.68
Weighted average common shares outstanding	3,001,937	2,901,354
Dilutive effect of stock options and warrants	543,509	39,316

Weighted average common and common equivalent shares outstanding	3,545,446	2,940,670

The dilutive impact of stock options and warrants was calculated using the treasury method.

Options to purchase 235,552 common shares at prices ranging from $11.34 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of July 31, 2004 but were not included in the calculation of diluted earnings per share for the three months ended July 31, 2004 because the strike price was greater than the average market price per share during the period.

Options to purchase 234,752 common shares at prices ranging from $11.90 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of July 31, 2004 but were not included in the calculation of diluted earnings per share for the six months ended July 31, 2004 because the strike price was greater than the average market price per share during the quarter.

(6)	Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. Had the Company determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, net income would have changed as indicated below:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net income, as reported	$2,006	$2,144	$2,310	$1,989
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	149	53	270	91

Pro forma net income	$1,857	$2,091	$2,040	$1,898

Earnings per share:
Basic-as reported	$0.66	$0.74	$0.77	$0.69

Basic-pro forma	$0.61	$0.72	$0.68	$0.65

Diluted-as reported	$0.56	$0.70	$0.65	$0.68

Diluted-pro forma	$0.52	$0.68	$0.58	$0.65

The per share weighted average fair value of stock options granted during the three months ended July 31, 2004 and August 2, 2003 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875% to 4.36%, volatility of 50% and an expected life of approximately 10 years.

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

One entity has an ownership interest of more than 5% of the Company. Total purchases from that entity were $2,259 during the six months ended July 31, 2004 and $1,560 during the six months ended August 2, 2003. Amounts owed to that entity were $212 and $220 at July 31, 2004 and August 2, 2003, respectively.

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

(10)	New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft No. 1102-100 Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. The Company is presently studying the Exposure Draft in anticipation of its adoption next year, the impact of which is not known or reasonably estimable at this time.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (Dollar amounts in thousands)

     We are a chain of company-owned stores offering a wide selection of party supplies, greeting cards, giftwrap, gifts, balloons everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of September 9, 2004, we operated 180 stores in 20 states. The following table summarizes store opening and closing activity.

	For the three months ended:		For the six months ended:
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Beginning of period	180	171	177	171
Openings	—	—	4	—
Closings	—	—	(1)	—

End of period	180	171	180	171

     We currently have plans to open up to five additional stores during the remainder of fiscal year 2004.

Critical Accounting Policies and Estimates

     Critical Accounting Policies are defined as those that are reflective of significant judgments and estimates and could potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies utilized in the preparation of these financial statements.

Revenue Recognition

     Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant. We use gift cards and store credits, the revenue of which is recognized upon redemption by the customer.

Impairment of Long-Lived Assets

     We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at July 31, 2004. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in the actual results or market conditions from those anticipated, may effect the carrying value of long-lived assets and could result in an impairment charge.

Merchandise Inventories

     We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At July 31, 2004 and January 31, 2004, we had reserves of $956 and $1,117, respectively, for certain merchandise which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

     We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and results in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale.

Liabilities for Insurance Claims

     Provision for these losses to the extent not insured are recorded based upon our estimated losses for claims incurred. The provisions are based upon our historical experience.

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

New Accounting Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, 1102-100 Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. We are presently studying the Exposure Draft in anticipation of its adoption next year, the impact of which is not known or reasonably estimable at this time.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

     Fiscal 2004 has 52 weeks and ends on January 29, 2005. Fiscal 2003 had 52 weeks and ended on January 31, 2004.

     The second quarter of fiscal 2004 had 13 weeks and ended on July 31, 2004. The second quarter of fiscal 2003 had 13 weeks and ended on August 2, 2003.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	63.3	63.7	64.6

Gross profit	37.2	36.7	36.3	35.4
Selling, general and administrative expenses	30.5	29.5	31.7	31.2
Depreciation expense	1.0	0.8	1.0	0.8
Other (income) expense	—	—	—	—
Interest expense	0.3	0.4	0.3	0.5

Income before income tax expense	5.4	6.0	3.3	2.9
Income tax expense	2.2	2.4	1.3	1.2

Net income	3.2%	3.6%	2.0%	1.7%

Number of stores open at end of period	180	171	180	171

Three Months Ended July 31, 2004 and August 2, 2003

     Net Sales. Net sales increased $2,327 or 3.9% to $62,162 for the three month period ended July 31, 2004 (“second quarter of fiscal 2004”) from $59,835 for the three month period ended August 2, 2003 (“second quarter of fiscal 2003”). The increase is attributed to the number of stores. We operated 180 stores during the entire second quarter of fiscal 2004 compared to 171 stores during the second quarter of fiscal 2003. New store sales in the second quarter of fiscal 2004 totaled $2,578. Comparable store sales are defined as sales from those stores open for at least one full year and were essentially unchanged with an increase of 0.1%. Increases in comparable store sales in our balloon, candy, basic party and gift categories were offset by decreases in other categories. Due to the timing of new store openings, new stores were excluded from the calculation of comparable store sales. Our first new store will be included in comparable store sales in fiscal October 2004.

     Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $1,172 or 5.3%, to $23,134 for the second quarter of fiscal 2004 from $21,962 for the second quarter of fiscal 2003. The increase is primarily due to sales volume of the new stores. As a percentage of net sales, gross profit was 37.2% for the second quarter of fiscal 2004 compared to 36.7% in the same period in the prior year. We were successful in managing merchandise margins while continuing to leverage our freight and distribution costs. As a percent of sales, gross profit, excluding store occupancy costs, improved 0.7% from the first quarter of fiscal 2003. Store occupancy costs increased $403 or 5.6% primarily as a result of additional stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,301 or 7.4% to $18,967 for the second quarter of fiscal 2004 from $17,666 for the second quarter of fiscal 2003. Store related expenses increased $773 or 6.8% as a function of operating nine additional stores and performing four additional remodels as compared to the prior year. Furthermore, net advertising expense increased $18 or 0.8% to $2,308. Other corporate administrative expenses increased $510 or 12.8% because of additional payroll, insurance and professional fees relating to new stores and corporate governance initiatives. As a percentage of net sales, selling, general and administrative expenses was 30.5% in the second quarter of fiscal 2004 compared to 29.5% in the second quarter of fiscal 2003.

     Depreciation expense. Depreciation expense was $631 in the second quarter of fiscal 2004 compared to $486 in the second quarter of fiscal 2003. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

     Other expense. Other expense recorded in the second quarter of fiscal 2004 of $25 relates to a fair value adjustment to the Extended Creditor Note Payable related to a prepayment offset by a debt discount realized on an optional prepayment of the Trade Conversion Note and recovery of an amount previously written off in bankruptcy.

     Interest Expense. Interest expense was $168 in the second quarter of fiscal 2004 compared to $237 in the second quarter of fiscal 2003. The decrease resulted from a lower effective interest rate coupled with lower average borrowing levels as we increase our days payable with our vendors. As a percentage of net sales, interest expense was 0.3% in the second quarter of fiscal 2004 compared to 0.4% in the second quarter of fiscal 2003.

     Income Tax Expense. Income tax expense was $1,337 in the second quarter of fiscal 2004 compared to $1,429 in the second quarter of fiscal 2003. These amounts represent approximately 40% of our pre tax income for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Six Months Ended July 31, 2004 and August 2, 2003

     Net Sales. Net sales increased $4,714 or 4.1%, to $119,090 for the six fiscal month period ended July 31, 2004 (“first half of fiscal 2004”) from $114,376 for the six fiscal month period ended August 2, 2003 (“first half of fiscal 2003”). The increase is attributed to the number of stores. We opened four new stores and closed one store during the first half of fiscal 2004 and opened six stores during the second half of fiscal 2003. New store sales in the first half of fiscal year 2004 totaled $4,281. Comparable store sales are defined as sales from those stores open for at least one full year. Comparable store sales increased 0.9%. We experienced strong comparable store sales in our balloon, candy and basic party categories while experiencing negative trends in other categories. Due to the timing of the new store openings, new stores were excluded from the calculation of comparable store sales. Our first new store will be included in comparable store sales in fiscal October 2004.

     Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $2,746 or 6.8%, to $43,235 for the first half of fiscal 2004 from $40,489 for the first half of fiscal 2003. The increase is primarily due to sales volume of the new stores. As a percentage of net sales, gross profit was 36.3% for the first half of fiscal 2004 compared to 35.4% in the first half of fiscal 2003. We were successful in managing merchandise margins while continuing to leverage our freight and distribution costs. As a percent of sales, gross profit, excluding store occupancy costs, improved 1.1% from the first half of fiscal 2003. Store occupancy costs increased $800 or 5.6% primarily as a result of additional stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,141 or 6.0%, to $37,802 for the first half of fiscal 2004 from $35,661 for the first half of fiscal 2003. Store related expenses increased $1,349 or 6.0% as a function of operating nine additional stores while advertising expense increased only $22 or 0.4% to $4,976 as we leverage our advertising distribution while opening stores in existing markets. Other corporate administrative expenses increased $771 or 9.5% because of additional insurance costs and professional fees. As a percentage of net sales, selling, general and administrative expenses was 31.7% in the first half of fiscal 2004 compared to 31.2% in the first half of fiscal 2003.

     Depreciation expense. Depreciation expense was $1,214 in the first half of fiscal 2004 compared to $934 in the first half of fiscal 2003. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

     Other income. Other income recorded in the first half of fiscal 2004 of $30 relates to a debt discount realized on an optional prepayment of the Trade Conversion Note coupled with a recovery of an amount previously written off in bankruptcy offset by a fair value adjustment to the Extended Creditor Note Payable related to a prepayment on the debt.

     Interest Expense. Interest expense was $399 in the first half of fiscal 2004 compared to $580 in the first half of fiscal 2003. The decrease resulted from a lower effective interest rate coupled with lower average borrowing levels as we increase our days payable with our vendors.

     Income Tax Expense. Income tax expense was $1,540 in the first half of 2004 compared to $1,325 in the first half of fiscal 2003. These amounts represent approximately 40% of our pre tax income for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

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

     The following table sets forth certain consolidated statements of cash flows data:

	FY2004	FY2003
	Six months ended	Six months ended
	July 31, 2004	August 2, 2003
Cash provided by operating activities	$6,270	$14,225

Cash used in investing activities	$1,546	$1,171

Cash used in financing activities	$4,721	$13,056

     At July 31, 2004 our working capital was $15,011. Net cash provided by operating activities for the six months ended July 31, 2004 was $6,270 compared to $14,225 of net cash provided by operating activities during the six months ended August 2, 2003. The decrease is related to the leveling off of inventory and accounts payable balances in the six months ended July 31, 2004. In the six months ended August 2, 2003 we made significant strides in driving down inventory balances and increasing accounts payable as we worked with our vendors in obtaining favorable trade terms.

     Net cash used in investing activities during the six months ended July 31, 2004 and the six months ended August 2, 2003 was $1,546 and $1,171, respectively. Net cash used in investing activities was primarily for capital expenditures related to new store openings, computer equipment, store remodeling and warehouse equipment for the distribution center.

     Net cash used in financing activities during the six months ended July 31, 2004 was $4,721 compared to $13,056 during the six months ended August 2, 2003. Amounts are attributable to the level of borrowings and repayments.

     We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At September 9, 2004, the interest rate on our borrowings was 4.50%. Borrowings under the Loan Agreement are secured by substantially all of our assets.

     The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

     Pursuant to the Plan of Reorganization in April 2002, we converted $3,130 of post petition trade payables into a Trade Conversion Note, which is payable within four years of issue date. In addition, we recorded at fair value the $2,600 extended creditor payment payable to the general unsecured creditors. During the six months ended July 31, 2004, we made payments of $1,949 on the Trade Conversion Note and $983 on the Extended Creditor Payment, net of a $20 discount. We expect to pay down the remaining balance of both debt instruments by April 9, 2005, thus negating the conversion factor of the Trade Conversion Note.

     As of July 31, 2004, we had $8.0 million in borrowings outstanding under the Loan Agreement and had utilized approximately $1.1 million for issuance of letters of credit.

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

     To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments Due By Period
	(amounts in millions)
	Within	Within	Within	After 5
	1 Year	2-3 Years	4-5 years	Years	Total
Line of credit	$8.0	$—	$—	$—	$8.0
Trade conversion note	1.1	—	—	—	1.1
Extended creditor note	1.6	—	—	—	1.6
Operating leases	26.5	44.8	20.9	15.8	108.0
Capital leases	0.1	—	—	—	0.1
Inventory purchase commitments	20.5	0.2	—	—	20.7

Total payments	$57.8	$45.0	$20.9	15.8	$139.5

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are subject to market risks from changes in interest rates. As of July 31, 2004, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three and six months ended July 31, 2004 and the three and six months ended August 2, 2003 would not have had a material impact on our financial position or results of operations.

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

     As of September 9, 2004 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     During the quarter ended July 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 2, 2004, we held our Annual Meeting of Stockholders. There were a total of 3,072,838 votes entitled to be cast at the meeting. Of this total, 1,853,628, or approximately 60% of the total number of votes eligible to be cast, were represented either in person or by proxy. At the meeting, the stockholders elected three (3) Class One directors. Set forth below are (i) the names of the persons elected to serve on our Board of Directors until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Director	Number	% of Total	Number	% of Total
Ben Evans	1,696,453	55.2%	157,175	5.1%
Martin G. Mand	1,696,453	55.2%	157,175	5.1%
Robert S. Sandler	1,696,469	55.2%	157,159	5.1%

     The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent public auditors for the current fiscal year ending January 29, 2005. Set forth below is the results of that vote.

	Votes For		Votes Against		Votes Abstained
	Number	% of Total	Number	% of Total	Number	% of Total
Ratification of appointment of Deloitte & Touche LLP as our independent auditor	1,840,138	59.9%	7,486	0.2%	6,004	0.2%

Item 5. Other Information

     None

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits

2.1	(1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1	(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2	(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.11	(5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12	(5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

4.1	(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2	(2)	Form of New Management Warrant, dated April 9, 2002.

4.3	(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4	(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5	(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6	(2)
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

Current Report on Form 8-K filed on May 6, 2004 announcing net sales results for fiscal April 2004.

Current Report on Form 8-K filed on June 8, 2004 announcing net sales results for fiscal May 2004.

Current Report on Form 8-K filed on July 9, 2004 announcing net sales results for fiscal June 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.
Dated: September 9, 2004	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: September 9, 2004	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President and Chief Financial and Administrative Officer [Principal Accounting Officer]