Form 10-Q
period 2004-10-30
FACTORY CARD OUTLET CORP
filed 2004-12-09
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 30, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of December 8, 2004 was 3,106,242.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended October, 30, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

References throughout this document to the Company include Factory Card & Party Outlet Corp. and its wholly-owned subsidiary. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the third person. In this document the words “we,” “our,” “ours” and ‘us” refer only to Factory Card & Party Outlet Corp. and its wholly-owned subsidiary and not to any other person.

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	October 30, 2004	January 31, 2004
ASSETS

Current assets:
Cash	$187	$179
Merchandise inventories, net	51,489	45,667
Prepaid expenses and other	3,994	4,089

Total current assets	55,670	49,935

Fixed assets, net	8,107	7,551
Other assets	159	259
Deferred tax asset, net	471	427

Total assets	$64,407	$58,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt – line of credit	$6,741	$9,763
Accounts payable	21,262	15,929
Accrued expenses	9,337	6,974
Current portion of long term debt and capital lease obligations	2,754	2,135

Total current liabilities	40,094	34,801

Long term debt and capital lease obligations	18	3,699
Deferred rent liabilities	1,580	1,725

Total liabilities	41,692	40,225

Stockholders’ equity	22,715	17,947

Total liabilities and stockholders’ equity	$64,407	$58,172

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended October 30, 2004	Three Months Ended November 1, 2003	Nine Months Ended October 30, 2004	Nine Months Ended November 1, 2003
Net sales	$53,735	$51,353	$172,825	$165,729
Cost of sales	34,216	32,622	110,071	106,509

Gross profit	19,519	18,731	62,754	59,220

Selling, general and administrative expenses	17,860	17,232	55,662	52,893
Depreciation expense	681	466	1,895	1,400
Other income	—	—	(30)	—
Interest expense	187	283	586	863

Income before income tax expense	791	750	4,641	4,064
Income tax expense	319	300	1,859	1,625

Net income	$472	$450	$2,782	$2,439

Net income per share - basic	$0.16	$0.15	$0.92	$0.84

Weighted average shares outstanding – basic	3,028,121	2,923,163	3,010,665	2,908,650

Net income per share – diluted	$0.14	$0.13	$0.79	$0.75

Weighted average shares outstanding – diluted	3,486,838	3,597,393	3,527,153	3,238,425

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended October 30, 2004	For the Nine Months Ended November 1, 2003
Cash flows from operating activities:
Net income	$2,782	$2,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,895	1,400
Amortization of deferred financing costs	82	101
Amortization of deferred compensation	95	100
Loss on disposal of fixed assets	6	—
Tax benefit of pre-confirmation net operating Losses	1,801	1,673
Changes in assets and liabilities:
Merchandise inventories	(5,822)	(1,133)
Prepaid expenses and other assets	69	(84)
Accounts payable	5,333	7,913
Accrued expenses	2,363	2,285
Deferred rent obligation	(145)	120

Net cash provided by operating activities	8,459	14,814

Net cash used in investing activities – purchase of fixed assets	(2,457)	(1,833)

Cash flow provided by (used in) financing activities:
Borrowings - line of credit	177,336	161,364
Repayments – line of credit	(180,358)	(174,016)
Payment of trade conversion and extended creditor note payable	(2,932)	—
Payment of capital lease obligations	(246)	(327)
Discount on payment of trade conversion and extended creditor note payable	(20)	—
Increase in extended creditor note payable	136	(89)
Cash received from exercise of stock options and warrants	90	87

Net cash used in financing activities	(5,994)	(12,981)

Net increase (decrease) in cash	8	—
Cash at beginning of period	179	196

Cash at end of period	$187	$196

Supplemental cash flow information:
Interest paid	$587	$705
Income taxes refunded	3	—
Cash paid for reorganization items	7	143
Supplemental non cash information:
Unearned restricted stock awards	180	310

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of December 8, 2004, the Company operated 183 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

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

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At October 30, 2004, the interest rate on the Company’s borrowings was 4.75%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met.

At October 30, 2004 the Company had outstanding borrowings under the Loan Agreement of $6,741 and utilized $1,187 for issuance of letters of credit. At January 31, 2004, the Company had outstanding borrowings under the Loan Agreement of $9,763 and utilized $1,441 for issuance of letters of credit.

(3)	Debt and Capital Lease Obligations

The following table summarizes the components of Debt and Capital Lease Obligations at October 30, 2004 and January 31, 2004, including its current portion.

	October 30, 2004	January 31, 2004
Trade conversion note	$1,127	$3,130
Discounted value of extended creditor payment	1,610	2,425
Financing agreements	—	210
Capital leases	35	69

Sub total	2,772	5,834

Less current maturities	(2,754)	(2,135)

Total long term debt and capital lease obligations	$18	$3,699

During the nine months ended October 30, 2004, the Company made prepayments, at a discount, on the Trade Conversion Note and Extended Creditor Payment.

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,097,612 common shares were outstanding at October 30, 2004.

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three and nine months ended October 30, 2004 was $32 and $95, respectively. Additionally, expense relating to outstanding restricted stock awards for the three and nine months ended November 1, 2003 was $32 and $ 100, respectively.

In April 2002, the Company adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 307,900 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at October 30, 2004.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At October 30, 2004, the number of common shares which could be purchased using Series A, B, C and D Warrants are 62,052, 76,460, 72,330 and 60,152, respectively.

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

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 180,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at October 30, 2004.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at the annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 349,700 options were outstanding at October 30, 2004 with exercise prices ranging from $6.38 to $19.00.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(5)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share – basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted assumes, in addition to the above, the effect of potentially dilutive securities.

The reconciliation of earnings per share - basic to earnings per share - diluted is as follows (in thousands, except per share and share amounts):

	For the three months ended October 30, 2004	For the three months ended November 1, 2003
Net income	$472	$450
Earnings per share – basic	$0.16	$0.15
Earnings per share – diluted	$0.14	$0.13
Weighted average common shares outstanding	3,028,121	2,923,163
Dilutive effect of stock options and warrants	458,717	674,230

Weighted average common and common equivalent shares outstanding	3,486,838	3,597,393

	For the nine months ended October 30, 2004	For the nine months ended November 1, 2003
Net income	$2,782	$2,439
Earnings per share – basic	$0.92	$0.84
Earnings per share – diluted	$0.79	$0.75
Weighted average common shares outstanding	3,010,665	2,908,650
Dilutive effect of stock options and warrants	516,488	329,775

Weighted average common and common equivalent shares outstanding	3,527,153	3,238,425

The dilutive impact of stock options and warrants was calculated using the treasury method. The shares related to trade conversion notes did not meet the criteria for inclusion in the diluted earnings per share calculation and thus were excluded.

Options to purchase 177,500 common shares at prices ranging from $10.50 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of October 30, 2004 but were not included in the calculation of diluted earnings per share for the three months ended October 30, 2004 because the strike price was greater than the average market price per share during the period.

Options to purchase 177,100 common shares at prices ranging from $11.00 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of October 30, 2004 but were not included in the calculation of diluted earnings per share for the nine months ended October 30, 2004 because the strike price was greater than the average market price per share during the quarter.

(6)	Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”. Had the Company determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, net income would have changed as indicated below:

	For the three months ended October 30, 2004	For the three months ended November 1, 2003	For the nine months ended October 30, 2004	For the nine months ended November 1, 2003
Net income, as reported	$472	$450	$2,782	$2,439
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	(149)	(117)	(419)	(208)

Pro forma net income	$323	$333	$2,363	$2,231

Earnings per share:
Basic-as reported	$0.16	$0.15	$0.92	$0.84

Basic-pro forma	$0.11	$0.11	$0.78	$0.77

Diluted-as reported	$0.14	$0.13	$0.79	$0.75

Diluted-pro forma	$0.09	$0.09	$0.67	$0.69

The per share weighted average fair value of stock options granted during the three and nine months ended October 30, 2004 as well as the three and nine months ended November 1, 2003 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875% to 4.36%, volatility of 50% and an expected life of approximately 10 years.

(7)	Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company has recorded a valuation allowance to fully reserve for the value of net deferred tax assets that existed upon emergence from bankruptcy in April 2002. The Company has fully reserved for these amounts because the utilization of its net operating loss carryforwards is depended upon sufficient future taxable income, which is not reasonably assured. The Company’s reorganization resulted in a modified capital structure by which Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, required the Company to apply fresh start accounting. Under fresh start accounting, reversals of valuation -reserves recorded against deferred tax assets that existed as of the emergence date will result in an increase to paid-in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

The Company has recorded new deferred tax assets since emergence from bankruptcy in April 2002 because it believes it will realize the benefit of the new deferred tax asset, net, in future periods and therefore has not recorded a valuation allowance on these new deferred tax assets at this time.

(8)	Related Party Transactions

One entity had an ownership interest of more than 5% of the Company. Total purchases from that entity were $3,031 during the nine months ended October 30, 2004 and $1,924 during the nine months ended November 1, 2003. Amounts owed to that entity were $380 and $146 at October 30, 2004 and November 1, 2003, respectively.

(9)	Contingencies

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against the Company in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that the Company breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4,800 and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. On April 29, 2004, the Company answered the complaint by denying all allegations and counterclaiming for breach of contract. The Company seeks damages, costs and attorney’s fees. No trial date has been set. The Company believes that it has meritorious defenses and counterclaims and is pursuing them vigorously.

Additionally, the Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company is not aware of any other material existing or threatening litigation to which it may be a party except case described in note (11).

(10)	New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft No. 1102-100 “Share-Based Payment”, which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB Opinion No. 25. The pro-forma impact of expensing options is disclosed in note (6) to the Company’s condensed consolidated financial statements included herein.

In June 2004, the FASB issued an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of fiscal 2004. The Company has determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

(11)	Subsequent Event

On November 16, 2004, Ronald Kirschenbaum filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois County Department, Law Division, captioned Ronald Kirschenbaum, Jacqueline Kirschenbaum, Jeanette Kirschenbaum and Jessica Kirschenbaum vs. Factory Card & Party Outlet, Corp. and Glen S. Kolakowski. The complaint alleges that the Company was negligent in the hiring and supervising of a former employee who allegedly pleaded guilty to a Class 4 felony committed while working for the Company. The plaintiffs seek unspecified damages. The Company believes that the claims made against the Company in this lawsuit are without merit.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands)

We are a chain of company-owned stores offering a wide selection of party supplies, greeting cards, giftwrap, gifts, balloons everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of December 8, 2004, we operated 183 stores in 20 states. The following table summarizes store opening and closing activity.

	For the three months ended:		For the nine months ended:
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Beginning of period	180	171	177	171
Openings	1	3	5	3
Closings	—	—	(1)	—

End of period	181	174	181	174

We have plans to open one store during the remainder of fiscal year 2004.

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

Impairment of Long-Lived Assets

We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at October 30, 2004. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in the actual results or market conditions from those anticipated, may effect the carrying value of long-lived assets and could result in an impairment charge.

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At October 30, 2004 and January 31, 2004, we had reserves of $1,200 and $1,117, respectively, for certain merchandise which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

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

We have recorded new deferred tax assets since emergence from bankruptcy in April 2002 because we believe we will realize the benefit of the new net deferred tax asset, net, in future periods and therefore have not recorded a valuation allowance on these new deferred tax assets at this time.

New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, 1102-100 “Share-Based Payment”, which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after June 15, 2005. We account for stock option plans under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. The pro-forma impact of expensing options is disclosed in note (6) to our condensed consolidated financial statements included herein.

In June 2004, the FASB issued an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of fiscal 2004. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

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

Fiscal 2004 has 52 weeks and ends on January 29, 2005. Fiscal 2003 had 52 weeks and ended on January 31, 2004.

The third quarter of fiscal 2004 had 13 weeks and ended on October 30, 2004. The third quarter of fiscal 2003 had 13 weeks and ended on November 1, 2003.

	Three months ended Oct 30, 2004	Three months ended November 1, 2003	Nine months ended October 30, 2004	Nine months ended November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	63.5	63.7	64.3

Gross profit	36.3	36.5	36.3	35.7
Selling, general and administrative expenses	33.2	33.6	32.2	31.9
Depreciation expense	1.3	0.9	1.1	0.8
Other income	—	—	—	—
Interest expense	0.3	0.6	0.3	0.5

Income before income tax expense	1.5	1.4	2.7	2.5
Income tax expense	0.6	0.6	1.1	1.0

Net income	0.9%	0.8%	1.6%	1.5%

Number of stores open at end of period	181	174	181	174

Three Months Ended October 30, 2004 and November 1, 2003

Net Sales. Net sales increased $2,382 or 4.6% to $53,735 for the three months ended October 30, 2004 (“third quarter of fiscal 2004”) from $51,353 for the three months ended November 1, 2003 (“third quarter of fiscal 2003”). The increase is attributed to the number of stores. At the end of the third quarter of fiscal 2004 we operated 181 stores compared to 174 stores at the end of the third quarter of fiscal 2003. Comparable store sales increased 1.0% and are defined as sales from those stores open for at least one full year. Increases in comparable store sales in our candy, basic party, seasonal and balloon categories were offset by decreases in other categories. Non-comparable store sales totaled $2,171 in the third quarter of fiscal 2004 compared to $259 in the third quarter of fiscal 2003.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $788 or 4.2%, to $19,519 for the third quarter of fiscal 2004 from $18,731 for the third quarter of fiscal 2003. The increase is primarily due to sales volume of the new stores. As a percentage of net sales, gross profit was 36.3% for the third quarter of fiscal 2004 compared to 36.5% in the same period in the prior year. As a percent of sales, gross profit, excluding store occupancy costs, improved slightly as we continued to leverage our freight and distribution costs. Additionally, store occupancy costs increased $476 or 6.6% primarily as a result of additional stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $628 or 3.6% to $17,860 for the third quarter of fiscal 2004 from $17,232 for the third quarter of fiscal 2003. Store related expenses increased $661 or 6.0% as a function of operating additional stores while net advertising expense decreased $114 or 7.2% to $1,468 as we try to leverage our existing channels of advertising. Other corporate administrative expenses increased only $81 or 1.8%. As a percentage of net sales, selling, general and administrative expenses was 33.2% in the third quarter of fiscal 2004 compared to 33.6% in the third quarter of fiscal 2003.

Depreciation expense. Depreciation expense was $681 in the third quarter of fiscal 2004 compared to $466 in the third quarter of fiscal 2003. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Interest Expense. Interest expense was $187 in the third quarter of fiscal 2004 compared to $283 in the third quarter of fiscal 2003. The decrease resulted from a lower effective interest rate on increased average borrowing levels as we continue to open new stores.

Income Tax Expense. Income tax expense was $319 in the third quarter of fiscal 2004 compared to $300 in the third quarter of fiscal 2003. These amounts represent approximately 40% of our pre tax income for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Nine Months Ended October 30, 2004 and November 1, 2003

Net Sales. Net sales increased $7,096 or 4.3%, to $172,825 for the nine months ended October 30, 2004 from $165,729 for the nine months ended November 1, 2003. The increase is attributed to the number of stores. Comparable store sales, which are defined as sales from those stores open for at least one full year, increased 0.9%. We experienced positive comparable store sales in our candy, basic party and balloon while experiencing negative trends in other categories. Non-comparable store sales totaled $6,451 for the nine months ended October 30, 2004 compared to only $259 for the nine months ended November 1, 2003.

Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $3,534 or 6.0%, to $62,754 for the nine months ended October 1, 2004 from $59,220 for the nine months ended November 1, 2003. The increase is primarily due to sales volume of the new stores. As a percentage of net sales, gross profit was 36.3% for nine months ended October 30, 2004 compared to 35.7% for the nine months ended November 1, 2003. We were successful in managing merchandise margins while continuing to leverage our freight and distribution costs. As a percent of sales, gross profit, excluding store occupancy costs, improved 0.8% from the prior period. Store occupancy costs increased $1,276 or 5.9% primarily as a result of additional stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $2,769 or 5.2%, to $55,662 for the nine months ended October 30, 2004 from $52,893 for the nine months ended November 1, 2004. Store related expenses increased $2,010 or 6.0% as a function of operating additional stores while net advertising expense decreased $92 or 1.4% to $6,444 as we leverage our advertising distribution while opening stores in existing markets. Other corporate administrative expenses increased $851 or 6.7% because of additional insurance costs and professional fees. As a percentage of net sales, selling, general and administrative expenses was 32.2% for the nine months ended October 30, 2004 compared to 31.9% for the nine months ended November 1, 2003.

Depreciation expense. Depreciation expense was $1,895 for the nine months ended October 30, 2004 compared to $1,400 for the nine months ended November 1, 2003. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Other income. The $30 of other income recorded in the nine months ended October 30, 2004 relates to a $55 debt discount realized on an optional prepayment of the Trade Conversion Note and a $10 recovery of an amount previously written off in bankruptcy offset by a $35 fair value adjustment to the Extended Creditor Note Payable related to a prepayment on the debt.

Interest Expense. Interest expense was $586 in nine months ended October 31, 2004 compared to $863 in the nine months ended November 1, 2003. The decrease resulted from a lower effective interest rate coupled with lower average borrowing levels as we continue to positively manage our working capital.

Income Tax Expense. Income tax expense was $1,859 in the nine months ended October 30, 2004 compared to $1,625 in the nine months ended November 1, 2003. These amounts represent approximately 40% of our pre tax income for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

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

The following table sets forth certain consolidated statements of cash flows data:

	FY2004	FY2003
	Nine months ended October 30, 2004	Nine months ended November 1, 2003
Cash provided by operating activities	$8,459	$14,814

Cash used in investing activities	$2,457	$1,833

Cash used in financing activities	$5,994	$12,981

At October 30, 2004 our working capital was $15,576. Net cash provided by operating activities for the nine months ended October 30, 2004 was $8,459 compared to $14,814 of net cash provided by operating activities during the nine months ended November 1, 2003. The decrease is related to increases in our inventory balances as we open new stores coupled with the leveling off of our days payable outstanding as we continue to get favorable trade terms from our vendors.

Net cash used in investing activities during the nine months ended October 30, 2004 and the nine months ended November 1, 2003 was $2,457 and $1,833, respectively. Net cash used in investing activities was primarily for capital expenditures related to new store openings, computer equipment, store remodeling and warehouse equipment for the distribution center.

Net cash used in financing activities during the nine months ended October 30, 2004 was $5,994 compared to $12,981 during the nine months ended November 1, 2003. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At December 8, 2004, the interest rate on our borrowings was 5.00%. Borrowings under the Loan Agreement are secured by substantially all of our assets.

The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

As of October 30, 2004, we had $6.7 million in borrowings outstanding under the Loan Agreement and had utilized approximately $1.2 million for issuance of letters of credit.

Pursuant to the Plan of Reorganization in April 2002, we converted $3,130 of post petition trade payables into a Trade Conversion Note, which is payable within four years of issue date. In addition, we recorded at fair value the $2,600 extended creditor payment payable to the general unsecured creditors. During the nine months ended October 30, 2004, we made payments of $1,949 on the Trade Conversion Note and $983 on the Extended Creditor Payment, net of a $20 discount. We expect to pay down the remaining balance of both debt instruments by April 9, 2005, thus negating the conversion factor of the Trade Conversion Note.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments Due By Period (amounts in millions)
	Within 1 Year	Within 2-3 Years	Within 4-5 years	After 5 Years	Total
Line of credit (*)	$6.7	$—	$—	$—	$6.7
Trade conversion note (*)	1.1	—	—	—	1.1
Extended creditor note (*)	1.6	—	—	—	1.6
Operating leases	27.0	44.7	19.8	16.1	107.6
Capital leases	—	—	—	—	—
Inventory purchase commitments	15.4	—	—	—	15.4

Total payments	$51.8	$44.7	$19.8	16.1	$132.4

(*)	Amounts exclude interest.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of October 30, 2004, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three and nine months ended October 30, 2004 and the three and nine months ended November 1, 2003 would not have had a material impact on our financial position or results of operations.

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

As of December 8, 2004 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended October 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 2004, Ronald Kirschenbaum filed a lawsuit against us in the Circuit Court of Cook County, Illinois County Department, Law Division, captioned Ronald Kirschenbaum, Jacqueline Kirschenbaum, Jeanette Kirschenbaum and Jessica Kirschenbaum vs. Factory Card & Party Outlet, Corp. and Glen S. Kolakowski. The complaint against us alleges that we were negligent in the hiring and supervising of a former employee who allegedly pleaded guilty to a Class 4 felony committed while working for us. The plaintiffs seek unspecified damages. We believe that the claims against us in this lawsuit are without merit.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

2.1(1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.11 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

4.1 (2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2 (2)	Form of New Management Warrant, dated April 9, 2002.

4.3 (2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4 (2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5 (2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6 (2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1 (2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2 (5)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3 (2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4 (2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5 (2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6 (2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9 (2)	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10 (3)	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11 (3)	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12 (3)	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13 (4)	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

21	Subsidiaries of the Company.

23.1	Report of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on April 21, 2004.

(b) Reports on 8-K.

Current Report on Form 8-K filed on August 6, 2004 announcing net sales results for fiscal July 2004.

Current Report on Form 8-K filed on September 3, 2004 announcing net sales results for fiscal August 2004 and plans to announce second quarter results on September 10, 2004.

Current Report on Form 8-K filed on September 13, 2004 announcing its financial and operating results for the three and six months ended July 31, 2004.

Current Report on Form 8-K filed on October 8, 2004 announcing net sales results for fiscal September 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: December 8, 2004	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: December 8, 2004	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President and Chief Financial and Administrative Officer
[Principal Accounting Officer]