Form 10-K
period 2005-01-29
FACTORY CARD OUTLET CORP
filed 2005-04-26
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 29, 2005 OR

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 31, 2004 was approximately $29,421,000 computed on the basis of the last reported bid price per share $11.09 of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2005 was 3,109,225.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Factory Card & Party Outlet Corp.’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10K.

Factory Card & Party Outlet Corp.

Annual Report on Form 10-K

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

As used herein, unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Factory Card & Party Outlet Corp. and our subsidiary. As used herein, the term “fiscal year” refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st, unless otherwise noted.

Statements made in this Form 10-K and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “intend” or similar statements or variations of such terms.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are only good at the time made and are not guarantees of future performance and that actual results and trends in the future may differ materially. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART I

ITEM 1.    BUSINESS

General

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, gifts, seasonal merchandise and other special occasion merchandise at everyday value prices. As of April 14, 2005, we operated 184 stores in 20 states. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2004 is the period February 1, 2004 to January 29, 2005. Fiscal 2003 is the period February 2, 2003 to January 31, 2004 and fiscal 2002 is the period February 3, 2002 to February 1, 2003. We opened eight new stores in fiscal 2004 and six new stores in fiscal 2003. These were the first store openings in over five years.

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

Industry Overview

Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from party supply stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift-wrap, and related items, was estimated at $14 billion in sales in 2003.

Business Strategy

Our goal is to become the premier specialty retailer of greeting cards and party supplies in the United States through merchandising innovation, value orientation and controlled growth.

The key elements of our current strategy are as follows:

Merchandise Offering.    We offer a wide selection of greeting cards, giftwrap, balloons, everyday and seasonal party supplies and special occasion merchandise. With over 23,000 SKUs in each of our stores, our stores provide a single solution for a customer’s special occasion product needs. The stores offer product selections for all major holidays and seasonal events such as Valentine’s Day, St. Patrick’s Day, Passover, Easter, Administrative Assistant’s Day, Mother’s Day, Father’s Day, Grandparent’s Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah and New Year’s; celebratory events including birthdays, graduations, summer luaus, weddings and baby showers; and other family, religious and special occasions. The following five major product categories comprise our merchandise offering:

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

•	Greeting Cards—Our stores feature more than 3,000 titles of high quality everyday and seasonal greeting cards for all occasions. Boxed everyday and holiday cards are regularly sold at substantial discounts. On February 5, 2005 we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. This agreement will considerably broaden our position as a leading provider of exceptional quality, value priced, social expressions merchandise. The agreement with Premier Greetings enables us to reposition our greeting card strategy by introducing a multi-tiered pricing program featuring high quality greeting cards retailing at 49 cents, blended with the introduction of premium greeting cards selling for 99 cents. We intend to roll out the new greeting card offering at the beginning of the second quarter of fiscal 2005. We believe that the improved quality and outstanding selection of the Premier Greetings offering will re-energize our card sales and bolster our position as one of the foremost specialty retailers of greeting cards and party supplies in the United States.

•	Giftwrap—We believe our stores have become a solution for shoppers seeking a wide selection of giftwrap and giftwrap accessories and sell most of these items at lower prices than competitors. Items include glossy, printed, solid and foil giftwrap, solid and printed ribbons, bows, gift bags, gift boxes, tissue paper and gift tags.

•	Balloons—Balloons are increasingly popular for all occasions. Our stores offer a large selection of mylar and latex balloons and carry popular licensed designs along with a large selection of balloon bouquets for any occasion.

•	Other Special Occasion Merchandise—We complement our major product lines by offering many other special occasion items in order to provide a “one-stop” shopping solution for customers. These items include candy, birthday and wedding items, candles and candleholders, stationery, gifts, novelty items and seasonal products.

Everyday Value Pricing.    Our strategy of everyday value pricing is designed to provide customers with consistent value on purchases.

Attractive, Spacious and Festive Superstore Format.    We have an attractive and festive atmosphere within a spacious “easy to shop” store. The superstores are designed to provide a comfortable and convenient shopping experience with bright lights and fixtures that offer customers easy access to merchandise. Our average store size is approximately 12,000 square feet.

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

Store Locations

As of April 14, 2005, we operated 184 stores in 20 states, all of which are leased. Our store leases typically have an average initial term of 10 years with two five-year renewal options. We currently have plans to open up to six additional stores in fiscal 2005.

Set forth below is a list of our store locations by state as of April 14, 2005:

Location	Number of Stores
Delaware (1)
Wilmington	1
Florida (9)
Gainesville	1
Jacksonville	1
Cape Coral	1
Port Orange	1
Ormond Beach	1
Tampa	1
Altamonte Springs	1
Bradenton	1
Lakeland	1
Illinois (38)
Chicago Metro	30
Bloomington	1
Champaign	1
DeKalb	1
Fairview Heights	1
Moline	1
Peoria	1
Rockford	1
Springfield	1
Indiana (21)
Indianapolis Metro	7
Anderson	1
Bloomington	1
Clarksville	1
Evansville	2
Fort Wayne	1
Highland	1
Kokomo	1
Lafayette	1
Merrillville	1
Michigan City	1
Mishawaka	1
Muncie	1
Richmond	1
Iowa (8)
Des Moines Metro	4
Cedar Rapids	1
Davenport	1
Dubuque	1
Waterloo	1

Location	Number of Stores
Kentucky (6)
Louisville Metro	3
Lexington	1
Florence	1
Owensboro	1
Maryland (14)
Baltimore Metro	7
Washington, D.C. Metro (MD)	4
Salisbury	1
Rosedale	1
Bowie	1
Michigan (1)
Benton Harbor	1
Minnesota (6)
Minneapolis St. Paul Metro	4
Mankato	1
Rochester	1
Missouri (11)
St. Louis Metro	7
Cape Girardeau	1
Columbia	1
Joplin	1
Springfield	1
Nebraska (5)
Omaha Metro	3
Lincoln	1
Grand Island	1
New York (9)
Buffalo Metro	3
Albany	1
Olean	1
Rochester	3
Syracuse	1
North Carolina (3)
Charlotte	1
Raleigh	1
Winston Salem	1

Location	Number of Stores
Ohio (19)
Cincinnati Metro	3
Cleveland Metro	4
Columbus Metro	5
Akron	2
Dayton	1
Lancaster	1
Mansfield	1
St. Clairsville	1
Wooster	1
Pennsylvania (5)
Erie	1
Hanover	1
State College	1
Wilkes Barre- Scranton	2
South Carolina (2)
Charleston	1
Greenville	1
Tennessee (5)
Chattanooga	2
Memphis	1
Nashville	2
Virginia (6)
Washington D.C. Metro (VA)	1
Fredericksburg	1
Lynchburg	1
Newport News	1
Norfolk	1
Richmond	1
West Virginia (1)
Clarksburg	1
Wisconsin (14)
Milwaukee Metro	6
Appleton	1
Eau Claire	1
Green Bay	1
Janesville	1
Madison	2
Oshkosh	1
Wausau	1

Total	184

New store sites are selected on the basis of several factors including physical location, demographic characteristics of the local market, co-tenants, visibility, population density, traffic counts, proximity to superstore competitors, access to highway and other major roadways and available lease terms. We look for co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market.

Product Sourcing

We have historically been able to take advantage of volume purchase discounts due to our size and the use of our distribution center. We purchase our inventory from more than 300 vendors worldwide, with the largest supplier, Amscan, Inc., representing approximately 14% and the ten largest suppliers representing approximately 43% of our aggregate purchases for the fiscal year ended January 29, 2005. Approximately 10% of our merchandise is directly imported from foreign manufacturers or their agents, principally from the Far East and England.

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. Under the terms of the agreement, Paramount will supply substantially all of the greeting cards sold in our stores. The Agreement imposes certain requirements and obligations on the parties relating to, among other things, shelf space, replenishment processes and seasonal returns.

Except for the definitive agreement with the Premier Greetings division of Paramount Cards Inc., we generally do not have long-term contracts with any suppliers, however, we have entered into agreements with certain trade vendors to provide us with payment terms, including extended payment terms and seasonal advances. We believe our well-established relationships with overseas suppliers have historically provided us with an advantage over many of our competitors by enabling us to offer an extensive selection of distinctive products at higher gross margins.

Management Information Systems

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past three years we have invested significant resources in systems and infrastructure to support our business and make us more efficient. We use a management information and control system which is based on the JDA Merchandise Management System software package (“JDA”) and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to our headquarters through personal computers which interface with an IBM AS/400 and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. These personal computers are also tied into our point-of-sale system (“POS system”). The POS system provides sales information to our stores and central office and is used to enhance merchandise planning and buying programs.

Competition

The greeting card, party supply and special occasion industry is highly competitive. We currently compete against a diverse group of retailers, ranging from other party supply and greeting card retailers to designated departments in drug stores, general mass merchandisers, supermarkets, dollar stores and department stores of local, regional and national chains. Major chain competitors in our markets include Party City, Party America and iParty. We also compete with internet and catalog businesses with similar merchandise and product offerings. In addition, a trend toward discounting the cost of party supplies and greeting cards has developed and we may encounter additional competition from new entrants or internet vendors in the future. Our stores compete, among other things, on the basis of convenience of location and store layout, product mix, selection, customer convenience and price. Some of our competitors have substantially greater financial resources and experience than us.

Trademarks

We have registered trademarks under the name of “Factory Card & Party Outlet®”, “Factory Card Outlet®”, and “Partymania®”. We also have trademarks on the “Factory Card & Party Outlet®” design and the “Partymania®” design on the Principal Register of the United States Patent and Trademark Office.

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

Employees

We have approximately 2,700 employees as of April 14, 2005, comprising approximately 1,000 full-time and 1,700 part-time employees. The number of store employees increases during peak selling seasons. Our employees are not covered by a collective bargaining agreement. We believe relations with our employees are generally good.

Reorganization

On April 9, 2002, we consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a February 5, 2002 order entered by the U.S. Bankruptcy Court for the District of Delaware approving our joint plan of reorganization. We have been operating out of bankruptcy since April 9, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

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

The initial term of our store leases are typically 10 years and generally allow us to renew for up to two additional five-year terms. The terms of the majority of the leases, including renewal terms, extend beyond year 2007.

ITEM 3.    LEGAL PROCEEDINGS

On November 16, 2004, Ronald Kirschenbaum filed a lawsuit against us in the Circuit Court of Cook County, Illinois County Department, Law Division, captioned Ronald Kirschenbaum, Jacqueline Kirschenbaum, Jeanette Kirschenbaum and Jessica Kirschenbaum vs. Factory Card & Party Outlet, Corp, and Glen S. Kolakowski. The complaint alleges that we were negligent in the hiring and supervising of a former employee who allegedly pleaded guilty to a Class 4 felony committed while working for us. The plaintiffs seek unspecified damages. We believe that the claims made against us in this lawsuit are without merit.

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that we breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. The parties are proceeding with discovery. We believe that we have meritorious defenses and counterclaims and intend to pursue them vigorously.

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

Fiscal 2004	High	Low
February 1, 2004 to May 1, 2004 [first fiscal quarter]	$13.25	$10.10
May 2, 2004 to July 31, 2004 [second fiscal quarter]	13.19	9.64
August 1, 2004 to October 30, 2004 [third fiscal quarter]	11.90	8.40
October 31, 2004 to January 29, 2005 [fourth fiscal quarter]	13.05	8.94

Fiscal 2003	High	Low
February 2, 2003 to May 3, 2003 [first fiscal quarter]	$3.00	$2.25
May 4, 2003 to August 2, 2003 [second fiscal quarter]	8.87	2.65
August 3, 2003 to November 1, 2003 [third fiscal quarter]	19.50	6.12
November 2, 2003 to January 31, 2004 [fourth fiscal quarter]	22.68	11.99

On April 14, 2005, the number of holders of record of the Common Stock was approximately 430.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data that was derived from the consolidated financial statements. The selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of January 29, 2005, January 31, 2004, February 1, 2003 and April 6, 2002 and for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 and the Nine weeks ended April 6, 2002 are derived from the consolidated financial statements which have been audited by Deloitte & Touche LLP, registered public accounting firm.

The selected financial data presented on the next page under the captions “Statement of Operations Data” and “Balance Sheet Data” as of February 2, 2002 and February 3, 2001 and for the 52-weeks ended February 2, 2002 and the 53-weeks ended February 3, 2001 are derived from the consolidated financial statements which have been audited by KPMG LLP, independent certified public accountants.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

On September 10, 2003, we announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to our Common Stock price has been adjusted to reflect the impact of this stock split.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(Dollar amounts in thousands, except per share data)

	52 Weeks ended January 29, 2005	52 Weeks ended January 31, 2004	43 Weeks ended February 1, 2003	Nine Weeks ended April 6, 2002	52 Weeks ended Feb. 2, 2002	53 Weeks ended Feb. 3, 2001
	Successor Company	Successor Company	Successor Company	Predecessor Company	Predecessor Company	Predecessor Company
Statement of Operations Data:
Net sales	$230,148	$222,635	$185,699	$40,837	$227,943	$226,122
Cost of sales	147,970	145,372	122,435	26,991	149,871	150,686
Greeting card inventory write-down	4,415	—	—	—	—	—

Gross profit	77,763	77,263	63,264	13,846	78,072	75,436
Selling, general and administrative expenses	75,074	71,851	55,872	12,212	67,311	65,597
Depreciation	2,406	1,957	1,501	1,030	6,826	7,196
Reorganization items	(93)	—	—	(18,840)	6,653	7,998
Other income	(63)	—	—	—	—	—
Interest expense	742	1,182	1,368	374	2,813	3,344

Income (loss) before income tax expense (benefit)	(303)	2,273	4,523	19,070	(5,531)	(8,699)
Income tax expense (benefit)	(103)	911	1,981	(360)	—	—

Net income (loss)	$(200)	$1,362	$2,542	$19,430	$(5,531)	$(8,699)

Earnings (loss) per share—basic(1)	(0.07)	$0.47	$0.89

Weighted average shares outstanding	3,017,284	2,919,115	2,866,420

Earnings (loss) per share—diluted(1)	(0.07)	$0.40	$0.86

Weighted average shares outstanding	3,017,284	3,426,179	2,957,516

Operating Data: (Unaudited)
Number of stores:
Opened during period	8	6	0	0	0	0
Closed/relocated during period	1	0	1	0	3	7
Open at end of period	184	177	171	172	172	175
Comparable store sales increase (decrease)(2)	0.3%	(2.0%)	(1.3%)	8.6%	5.1%	5.0%
Average sales per store(3)	$1,275	$1,295	$1,084	$237	$1,316	$1,264
Balance Sheet Data (end of period):
Working capital	$16,458	$15,134	$15,076	$10,392	$17,293	$16,362
Total assets	68,270	58,172	60,040	63,311	81,299	83,712
Total debt(4)	13,693	15,597	23,857	32,460	27,903	26,017
Total long term debt obligations	15	3,699	5,889	6,632	338	—
Total stockholders’ equity (deficit)	28,873	17,947	15,154	10,040	(18,933)	(13,402)

(1)	The per share and share information for the Predecessor Company has been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.
(2)	Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store’s sales are excluded from the calculation of comparable sales in the fiscal month of the store closing.
(3)	Includes only stores open during the entire period.
(4)	Total debt is defined as total current and long-term debt, including capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Trends, Risks And Uncertainties,” “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

Overview

We are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, gifts, balloons and other special occasion merchandise at everyday value prices. As of April 14, 2005, we operated 184 stores in 20 states. We currently have plans to open up to six additional stores in fiscal 2005. Please note all Company filings with the Securities & Exchange Commission can be viewed by visiting our website under Press Releases at www.factorycard.com. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

Chapter 11 Proceedings and Reorganization

On March 23, 1999, we filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On March 20, 2002, the Bankruptcy Court confirmed our Amended Plan of Reorganization (the “Plan”) that was filed with the Bankruptcy Court on February 5, 2002. On April 9, 2002 (the “Effective Date”), the Plan of Reorganization became effective and we successfully emerged from Chapter 11.

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

We entered into a secured financing facility with Wells Fargo LLC, which became effective concurrent with the Plan, to repay the outstanding amounts owed under our debtor in possession revolving financing agreement and fund our obligations under the Plan and our ongoing operations following emergence from bankruptcy. Borrowings under this agreement are secured by substantially all of our assets.

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

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. This agreement will considerably broaden our position as a leading provider of exceptional quality, value priced, social expressions merchandise. We believe that the improved quality and outstanding selection of the Premier Greetings offering will re-energize our card sales and bolster our position as one of the foremost specialty retailers of greeting cards and party supplies in the United States.

This agreement enables the repositioning of our greeting card strategy by introducing a multi-tiered pricing program featuring high quality greeting cards retailing at a new low price of 49 cents, blended with the introduction of premium greeting cards selling for 99 cents. As we replace our one price, 59-cent strategy, our customers will benefit from a greatly improved greeting card value, enriched by our relationship with Premier Greetings, a company with excellent resources and a recognized leader in the greeting card industry.

Under the terms of the agreement, substantially all the cards sold will be supplied by Premier Greetings. The terms will allow us to materially reduce our ongoing inventory position of greeting card merchandise. In connection with this program, we recorded a pre-tax charge of $4.4 million in the fourth quarter of fiscal 2004 primarily related to the write down of inventory. We intend to begin the roll out of our new greeting card offering at the beginning of the second quarter of fiscal 2005.

Critical Accounting Policies

Critical Accounting Policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies utilized in the preparation of these financial statements.

Fresh Start Accounting

As is more fully discussed in Note 3—“Fresh Start Accounting” in our Notes to Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the first quarter of fiscal 2002 resulting in a change in the basis of accounting of our underlying assets and liabilities at the Effective Date. Accordingly, our financial statements before and after the Effective Date are not comparable. The operating results for the nine weeks ended April 6, 2002 were significantly impacted by items associated with emerging from bankruptcy including debt forgiveness, restructuring activities and certain changes to record the excess of book value over enterprise value. Upon implementation of fresh start accounting, our total assets and total liabilities and stockholders’ equity were adjusted downward by approximately $17 million.

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. We estimate returns based upon historical return rates and such amounts have not been significant.

Impairment of Long-Lived Assets

We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at January 29, 2005.

Merchandise Inventories

As discussed in Note 3 “Summary of Significant Accounting Polices” in the Notes to the Consolidated Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At January 29, 2005 and January 31, 2004, we had reserves of $5.9 and $1.1 million respectively, for certain merchandise, which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays. Included in the $5.9 reserve at January 29, 2005 is the $4.4 for the write down of inventory related to the new greeting card agreement with Premier Greetings. Actual results may differ from these estimates.

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

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. We assess our deferred tax assets and establish valuation allowances when it is determined that deferred tax assets are not likely to be realized.

Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. It is important that readers of this discussion of financial condition and results of operations and the accompanying consolidated financial statements understand that actual results may differ from such estimates under different assumptions or conditions.

New Accounting Pronouncements

In February 2005, the Chief Accountant of the Securities Exchange Commission issued a letter clarifying his staff’s interpretation of certain accounting issues and their application under generally accepted accounting principles (“GAAP”) relating to operating leases. In summary, their interpretation is that (1) leasehold improvements should be amortized by the lessee over the shorter of their economic lives or the lease term, which could include lease renewal terms when the renewals are “reasonably assured,” (2) free or reduced rents should be recognized by the lessee on a straight-line basis over the lease term (including any free or reduced rent period) and (3) the statement of cash flows should reflect cash received from the lessor that is accounted for as a lease incentive within operating activities and the acquisition of leasehold improvements for cash within investing activities. These positions are based upon existing accounting literature. We believe that our present accounting policies are materially consistent with the positions described by the Chief Accountant and his staff in this letter. Our policy is to amortize leasehold improvements for 10 years or the life of the lease, whichever period is shorter. Our policy is to amortize free or reduced rent on a straight-line basis over the lease term (including any free or reduced rent periods). Cash received from lessors/landlords is recorded as an increase to deferred rent and amortized over the lease term and is included within operating activities.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting

for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We must adopt SFAS 123(R) in our first fiscal quarter of fiscal 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which method we will use.

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method per Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method per SFAS 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosures in the notes to the consolidated financial statements.

In December 2004, the FASB published SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that SFAS No. 151 will not have a material impact on the consolidated results of operations, financial position or cash flows.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. Effective April 9, 2002, we emerged from Chapter 11 bankruptcy proceedings and implemented fresh-start accounting. Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to pre-confirmation periods. However, for purposes of this discussion, the 43-weeks ended February 1, 2003 (Successor Company) has been combined with the nine weeks ended April 6, 2002 (Predecessor Company). Differences between periods due to fresh-start accounting adjustments are explained when necessary. The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as income taxes, debt restructuring and reorganization costs.

The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Successor 2004 Company	Successor 2003 Company	Successor 2002 Company	Predecessor 2002 Company	Combined Fiscal 2002
	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004	43 weeks ended February 1, 2003	Nine weeks ended April 6, 2002	52 weeks ended February 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	65.3	65.9	66.1	66.0
Greeting card inventory write-down	1.9

Gross profit	33.8	34.7	34.1	33.9	34.0
Selling, general and administrative expenses	32.6	32.3	30.1	30.0	30.0
Depreciation and amortization	1.0	0.9	0.8	2.5	1.1
Reorganization items	—	—	—	(46.1)	(8.3)
Other income	—	—	—	—	—
Interest expense	0.3	0.5	0.7	0.9	0.8

Income (loss) before income tax expense (benefit)	(0.1)	1.0	2.5	46.6	10.4
Income tax expense (benefit)	(0.1)	0.4	1.1	(0.9)	0.7

Net income (loss)	—%	0.6%	1.4%	47.5%	9.7%

Number of stores open at end of period	184	177	171	172	171

52 Weeks Ended January 29, 2005 (Fiscal 2004) Compared to 52 Weeks Ended January 31, 2004 (Fiscal 2003)

Net Sales.    Net sales increased $7.5 million, or 3.4%, to $230.1 million in Fiscal 2004 from $222.6 million in Fiscal 2003. Increase in net sales is attributable to the increased number of stores. Comparable store sales, which are defined as sales from those stores open for at least one full year, increased 0.3% over Fiscal 2003. Positive comparable sales in our balloon, candy and basic party categories were offset by decreases in other categories. Declines in sales were attributable to a highly competitive retail environment.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $0.5 million to $77.8 million in Fiscal 2004 from $77.3 Fiscal 2003. As a percentage of net sales, gross profit was 33.8% in Fiscal 2004 as compared to 34.7% in Fiscal 2003. Included in Fiscal 2004 cost of sales is the $4.4 million write-down of greeting card inventory related to the new program, which is planned to roll out in May 2005. With the exception of the greeting card write-down, we were successful in managing merchandise margins by reducing markdown activity and by obtaining a higher mark on percentage on goods available for sale. Additionally, we continue to leverage our freight and distribution costs. As a percent of sales, freight and distribution costs improved 0.4% from Fiscal 2003. Store occupancy costs increased $1.7 million or 5.9% primarily as a result of additional stores.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll, advertising, and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3.2 million, or 4.5%, to $75.1 million in Fiscal 2004 from $71.9 million in Fiscal 2003. Store related expenses increased $2.7 million or 6.0% as a function of operating additional stores while net advertising expense decreased $0.8 million or 7.6% as we leverage our advertising distribution while opening new stores in existing markets. Other corporate administrative expenses increased $1.3 million or 7.9% because of rising payroll and insurance costs, professional fees and other corporate governance costs. As a percentage of net sales, selling, general and administrative expenses increased to 32.6% in Fiscal 2004 from 32.3% in Fiscal 2003.

Depreciation Expense.    Depreciation Expense was $2.4 million in Fiscal 2004 compared to $2.0 million in Fiscal 2003. The increase is attributable to fixed asset additions primarily related to new store openings and remodels.

Reorganization Items.    The $0.1 million of reorganization items represents a reversal of estimated costs accrued which were associated with our emergence from bankruptcy in Fiscal 2002. We do not anticipate any significant reorganization costs in the future.

Interest Expense.    Interest expense was $0.7 million in Fiscal 2004 compared to $1.2 million in Fiscal 2003. This decrease resulted from a lower effective interest rate coupled with lower average borrowings as we continue to positively manage our working capital.

Income Tax Expense (Benefit).    We recognized income tax benefit of $0.1 in Fiscal 2004 compared to income tax expense of $0.9 million in Fiscal 2003. The tax benefit of $0.1 was a function of our pre-tax loss position. Tax expenses in Fiscal 2003 represent approximately 40% of pre-tax income (loss) for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

52 Weeks Ended January 31, 2004 (Fiscal 2003) Compared to 52 Weeks Ended February 1, 2003 (Combined Fiscal 2002)

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

Income Tax Expense (Benefit).    We recognized income tax expense of $0.9 million in Fiscal 2003 compared to income tax expense of $1.6 in Combined Fiscal 2002. Amounts booked after emergence from bankruptcy represent approximately 40% of pre-tax income for the period described. Due to the fact we are able to use pre-emergence net operating losses, we did not pay federal income tax and the expense recorded in each period resulted, net of the impact of deferred taxes, in a direct increase to stockholders’ equity. Until the benefits of the net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax. We recognized an income tax benefit of $0.4 million for the nine weeks ended April 6, 2002 which resulted from the cash realization of net operating loss carrybacks due to the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

Our uses of capital for Fiscal 2005 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores, the repayment of the remaining balance of the extended creditor payment and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2004	Fiscal 2003
	(in millions)	(in millions)
Cash flows from operating activities	$4.8	$10.6

Cash flows from investing activities	$(3.0)	$(2.7)

Cash flows from financing activities	$(1.8)	$(7.9)

On January 29, 2005 our working capital was $16.5 million. Net cash flows from operating activities in Fiscal 2004 were $4.8 million compared to $10.6 million of net cash flows from operating activities during Fiscal 2003. The decrease is related to increases in our inventory balances as we open new stores coupled with the leveling off of our days payable outstanding as we continue to maintain favorable trade terms from our vendor community.

Net cash flows from investing activities was ($3.0) million in Fiscal 2004 compared to ($2.7) million in Fiscal 2004. Net cash flows from investing activities were primarily for capital expenditures for store remodeling, computer equipment, and warehouse equipment for the distribution center. Additionally, we paid approximately $0.6 million for furniture and fixtures and leasehold improvements relating to the new store openings in Fiscal 2004.

Net cash flows from financing activities in Fiscal 2004 were ($1.8) million compared to ($7.9) million in Fiscal 2003. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percentage of inventory levels. At April 14, 2005, the interest rate on our borrowings was 5.75%. Borrowings under the Loan Agreement are secured by substantially all of our assets.

The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

Pursuant to the Plan of Reorganization, we converted $3.1 million of post petition trade payables into a Trade Conversion Note, which was payable within four years of the Effective Date. In addition, we recorded at fair value the $2.6 million extended creditor payment payable to the general unsecured creditors.

In Fiscal 2004, the Trade Conversion Notes were paid in full. In addition, we paid the remaining $1.6 million of extended creditor note on April 7, 2005.

As of January 29, 2005, we had $12.0 million in borrowings outstanding under the Loan Agreement and had utilized approximately $1.7 million to issue letters of credit.

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

The approximate cost of fixed assets held under capital leases included in fixed assets was $1.1 million at January 29, 2005 and January 31, 2004. Accumulated depreciation related to such fixed assets was approximately $0.6 million and $0.4 million at January 29, 2005 and January 31, 2004, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (including current portion)	$13.7	$13.7	$—	$—	$—
Operating Leases	110.4	27.6	45.7	19.6	17.5
Inventory Purchase Commitments (including open purchase orders)	17.5	12.9	3.3	1.3	—

Total	$141.6	54.2	$49.0	$20.9	$17.5

Included in Debt & Capital Leases is the $12.0 million in borrowings outstanding under the Loan Agreement at January 29, 2005.

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

If customers do not respond favorably to our new greeting card strategy, our financial results will be adversely affected.

In the second quarter of 2005 we intend to introduce a new greeting card strategy. In connection with this strategy, we will be introducing a premium priced greeting card with an everyday price of 99 cents. We intend to roll back the price of our value line greeting cards from 59 cents to 49 cents. Our customers may not respond favorably to the new greeting card program. In addition, we may experience (a) decline in sales and income as a result of lowering the price of our value line greeting cards to 49 cents and (b) decline in the aggregate number of greeting cards sold, which in either case could have an adverse effect on our business.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.

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

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. We purchase our inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 14% and the ten largest suppliers representing approximately 43% of our aggregate purchases in Fiscal 2004. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any suppliers and any supplier could discontinue selling to us at any time; however, pursuant to our bankruptcy plan of reorganization, we entered into agreements with certain of our trade vendors to provide us with competitive trade terms, including, extended credit limits, extended payment terms and seasonal advances. While we are not aware of any reasons to question the operational or financial ability of such vendors either to ship or provide such terms, the inability of any of such vendors to do so could adversely affect our competitive financial performance. Our arrangements with overseas suppliers are subject to risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have an adverse effect on our business.

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. Under the terms of the agreement, Paramount will supply substantially all of our greeting cards. As a result of this agreement, we will become more dependent on one supplier for providing greeting cards to our stores. The failure of Paramount to adequately satisfy the needs of our customers or to meet our greeting card volume requirements could have an adverse effect on our business.

We may need to raise additional capital to fund our operations and support our long-term growth strategy.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, indebtedness or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our financing facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or available on favorable terms or that any sales of assets or additional financing could be obtained or obtained on favorable terms. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, implement our long-term growth strategy, take advantage of future opportunities or respond in a timely manner to competitive pressures.

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

In order to profitably grow our business, we need to increase sales in our existing markets and open additional stores. Opening additional stores in existing markets could reduce sales from our stores located in or near those markets and stores opened in new markets may not be profitable. In addition, the opening of new stores could put additional strain on our existing infrastructure and may limit our ability to effectively leverage the costs of the new stores.

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

Our warrants and stock options may have significant dilutive effects on holders of Common Stock generally.

Pursuant to our bankruptcy plan of reorganization, we issued four series of warrants to holders of our old pre-bankruptcy common stock to purchase up to approximately 10% (subject to certain dilution events) of the Common Stock issued under the bankruptcy plan (assuming exercise of all such warrants). These four series of warrants are exercisable for terms ranging from four to eight years.

We currently have stock option plans pursuant to which we have the authority to issue options to our employees and directors for up to 1,133,334 shares of our Common Stock. As of January 29, 2005, there were options issued to purchase 829,018 shares of our Common Stock outstanding with a weighted average exercise price of $6.11 per share.

The issuance of shares of Common Stock pursuant to the exercise of the four series of warrants, the exercise of stock options, and the antidilution rights protection of the warrants issued to management could significantly dilute the holders of Common Stock currently issued and outstanding.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. The interest rate on our revolving credit facilities, which represents a significant portion of our outstanding debt, is variable based upon earnings performance, the LIBOR and the prime rate with a minimum threshold of 5.00%. A hypothetical 10 percent increase to the average interest rate under the credit facilities applied to the average outstanding balance during the 52-week week period ended January 29, 2005 would not have had a material impact on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error. In addition, the design of any disclosure control and procedures is based in part upon certain assumptions about the likelihood of future events. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance, and not absolute assurance, of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders (the Proxy Statement”).

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures appear in our Proxy Statement under the heading “Fees Paid to Independent Auditors for Fiscal 2004 and 2003” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report on Form 10-K.

1. The following financial statements are filed as a separate section of this Report commencing on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (Successor Company)

Consolidated Statements of Operations for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

Consolidated Statements of Cash Flows for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Balance Sheets as of January 29, 2005 and January 31, 2004

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Operations for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Cash Flows for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

Notes to Condensed Financial Information of Factory Card & Party Outlet Corp.

3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits, which are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K, are filed with or incorporated by reference as part of this Annual Report on Form 10-K. Unless otherwise indicated, all exhibits are part of Commission File Number 000-21859.

Exhibit No.		Description

2.1	(1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1	(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2	(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

4.1	(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2	(2)	Form of New Management Warrant, dated April 9, 2002.

4.3	(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4	(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5	(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6	(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1	(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2	(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3	(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4	(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5	(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6	(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7	(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10	(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11	(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12	(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13	(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14	*	Factory Card & Party Outlet Corp. Executive Severance Plan.

10.15	(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

21		Subsidiaries of the Company

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

32.2		Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company Current Report on Form 10-K as filed on April 21, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

By:	/s/ GARY W. RADA
Gary W. Rada President and Chief Executive Officer

Dated: April 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY W. RADA Gary W. Rada	President and Chief Executive Officer	April 22, 2005

/s/ JAMES D. CONSTANTINE James D. Constantine	Executive Vice President and Chief Financial and Administrative Officer [Chief Accounting Officer]	April 22, 2005

/s/ RICHARD E. GEORGE Richard E. George	Non-Executive Chairman of the Board	April 22, 2005

/s/ BEN EVANS Ben Evans	Director	April 22, 2005

/s/ PETER MICHAEL HOLMES Peter Michael Holmes	Director	April 22, 2005

/s/ MARTIN MAND Martin Mand	Director	April 22, 2005

/s/ PATRICK O’BRIEN Patrick O’Brien	Director	April 22, 2005

/s/ ROBERT S. SANDLER Robert S. Sandler	Director	April 22, 2005

INDEX TO FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 29, 2005 (Successor Company) and January 31, 2004 (Successor Company)	F-3

Consolidated Statements of Operations for the 52 weeks ended January 29, 2005, the 52 weeks ended January 29, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

F-5

Consolidated Statements of Cash Flows for the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company)

F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Factory Card & Party Outlet Corp.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of Factory Card & Party Outlet Corp. and subsidiary as of January 29, 2005 and January 31, 2004 (Successor Company balance sheets), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 weeks ended January 29, 2005 and January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations), and the nine weeks ended April 6, 2002 (Predecessor Company operations). Our audits also included the financial statement schedules listed in the index at item 15(a)(2) for the condensed balance sheets as of January 29, 2005 and January 31, 2004 (Successor Company balance sheets), and the related condensed statements of operations and cash flows for the 52 weeks ended January 29, 2005 and January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations), and the nine weeks ended April 6, 2002 (Predecessor Company operations). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and subsidiary as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for the 52 weeks ended January 29, 2005 and January 31, 2004, and the 43 weeks ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the nine weeks ended April 6, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the condensed balance sheets as of January 29, 2005 and January 31, 2004 (Successor Company balance sheets) and the related condensed statements of operations and cash flows for the 52 weeks ended January 29, 2005 and January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company operations) and the nine weeks ended April 6, 2002 (Predecessor Company operations), when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

April 18, 2005

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	January 29, 2005	January 31, 2004
	Successor Company	Successor Company
A S S E T S
Current assets:
Cash	$188	$179
Merchandise inventories, net	43,653	45,667
Prepaid expenses and other	4,577	4,089
Deferred tax asset, net	5,527	—

Total current assets	53,945	49,935
Fixed assets, net	8,164	7,551
Other assets	170	259
Deferred tax asset, net	5,991	427

Total assets	$68,270	$58,172

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Line of credit	$12,032	$9,763
Accounts payable	16,245	15,929
Accrued expenses	7,564	6,974
Current portion of long term debt and capital lease obligations	1,646	2,135

Total current liabilities	37,487	34,801
Long term debt and capital lease obligations	15	3,699
Deferred rent liabilities	1,895	1,725

Total liabilities	39,397	40,225

Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; 3,109,041 and 3,074,082 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	31	31
Unearned restricted stock awards	(148)	(275)
Additional paid-in capital	25,286	14,287
Accumulated earnings	3,704	3,904

Total stockholders’ equity	28,873	17,947

Total liabilities and stockholders’ equity	$68,270	$58,172

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004	For the 43 weeks ended February 1, 2003	For the nine weeks ended April 6, 2002
	Successor Company	Successor Company	Successor Company	Predecessor Company
Net sales	$230,148	$222,635	$185,699	$40,837
Cost of sales	147,970	145,372	122,435	26,991
Greeting card inventory write-down	4,415	—	—	—

Gross profit	77,763	77,263	63,264	13,846
Selling, general and administrative expenses	75,074	71,851	55,872	12,212
Depreciation and amortization	2,406	1,957	1,501	1,030
Reorganization items	(93)	—	—	(18,840)
Other income	(63)	—	—	—
Interest expense	742	1,182	1,368	374

Income (loss) before income tax expense (benefit)	(303)	2,273	4,523	19,070
Income tax expense (benefit)	(103)	911	1,981	(360)

Net income (loss)	$(200)	$1,362	$2,542	$19,430

Net income (loss) per share—basic	$(0.07)	$0.47	$0.89

Weighted average shares outstanding—basic	3,017,284	2,919,115	2,866,420

Net income (loss) per share—diluted	$(0.07)	$0.40	$0.86

Weighted average shares outstanding—diluted	3,017,284	3,426,179	2,957,516

See accompanying notes to consolidated financial statements.

All share and per share amounts are adjusted for the two-for-one stock split effective October 21, 2003 (note 2).

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands)

	Common Stock
Predecessor Company	Shares	Amount	Additional Paid-in Capital	Unearned Restricted Stock Awards	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at February 2, 2002	7,503,098	$75	$52,021	$—	$(71,029)	$(18,933)
Net income	—	—	—	—	19,430	19,430
Elimination of old equity	(7,503,098)	(75)	(52,021)	—	51,599	(497)

Distribution of new equity	2,999,096	30	10,574	(564)	—	10,040

Balance April 6, 2002	2,999,096	30	10,574	(564)	—	10,040

Successor Company
Exercise of management stock warrants	25,800	—	97	—	—	97
Compensation cost—restricted stock awards	—	—	—	118	—	118
Utilization of pre bankruptcy net operating losses	—	—	2,357	—	—	2,357
Adjustment to new shares issued	(3,076)	—	—	—	—	—
Net income	—	—	—	—	2,542	2,542

Balance at February 1, 2003	3,021,820	30	13,028	(446)	2,542	15,154
Adjustment to new shares issued	3,076	—	—	—	—	—
Right certificates	2,286	—	—	—	—	—
Exercise of stock options and stock warrants	57,650	1	337	—	—	338
Compensation cost—restricted stock awards	—	—	—	131	—	131
Forfeited restricted stock	(10,750)	—	(40)	40	—	—
Utilization of pre bankruptcy net operating losses	—	—	962	—	—	962
Net income	—	—	—	—	1,362	1,362

Balance at January 31, 2004	3,074,082	31	14,287	(275)	3,904	17,947
Right certificates	708	—	—	—	—	—
Exercise of stock options and stock warrants	34,251	—	148	—	—	148
Compensation cost—restricted stock awards	—	—	—	127	—	127
Recognition of pre bankruptcy deferred tax assets	—	—	10,851	—	—	10,851
Net loss	—	—	—	—	(200)	(200)

Balance at January 29, 2005	3,109,041	$31	$25,286	$(148)	$3,704	$28,873

*	All 150,000 shares of restricted common stock originally issued to the Company’s management are considered outstanding for purposes of this financial statement.

See accompanying notes to consolidated financial statements.

All share amounts subsequent to the distribution of new equity are adjusted for the two-for-one stock split effective October 21, 2003 (note 2).

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004	For the 43 weeks ended February 1, 2003	For the nine weeks ended April 6, 2002
	Successor Company	Successor Company	Successor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$(200)	$1,362	$2,542	$19,430
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Plan of reorganization and fresh start adjustments	—	—	—	(21,898)
Depreciation and amortization of fixed assets	2,406	1,957	1,501	1,030
Amortization of deferred financing costs and unearned compensation	199	331	205	26
Non cash portion of reorganization items	93	—	—	1,275
Loss on disposal of fixed assets	6	—	—	—
Changes in assets and liabilities:
Merchandise inventories, net	2,014	2,523	3,401	2,212
Prepaid expenses and other assets	(471)	(71)	1,127	(2,594)
Deferred tax asset, net	(240)	911	1,981	—
Accounts payable	316	2,964	1,603	3,336
Accrued expenses	497	509	(6,069)	2,020
Deferred rent obligation	170	126	1,599	—

Net cash flows from operating activities	4,790	10,612	7,890	4,837

Net cash flows from investing activities—purchase of fixed assets	(3,025)	(2,708)	(2,462)	(257)
Cash flows from financing activities:
Borrowings—line of credit	244,348	227,024	190,401	38,381
Repayment—line of credit	(242,079)	(234,789)	(195,616)	(42,898)
Payment of long term obligations	(4,313)	(440)	(408)	(56)
Increase (decrease) in long term debt	160	(54)	105	—
Discount on payment of trade conversion and extended creditor notes	(20)	—	—	—
Cash received from exercise of stock options and warrants	148	338	97	—

Net cash flows from financing activities	(1,756)	(7,921)	(5,421)	(4,573)

Net increase (decrease) in cash	9	(17)	7	7
Cash at beginning of period	179	196	189	182

Cash at end of period	$188	$179	$196	$189

Supplemental cash flow information:
Interest paid	$812	$796	$1,045	$334
Alternative minimum taxes paid	—	45	57	—
Cash paid for reorganization items	7	—	5,648	1,055
Income taxes refunded	(3)	—	(360)	—
Supplemental non cash information:
Stock issued (successor company)	—	—	—	(10,040)
Fair value adjustments	—	—	—	10,406
Stock retirement (predecessor company) and debt discharge	—	—	—	(22,828)
Unearned restricted stock awards	148	275	446	564
Capital lease obligations incurred	—	—	—	56

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share amounts)

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

Certain of the principal provisions of the Plan of Reorganization are as follows:

•	The Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. The Company’s amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% or higher shareholder of the Company.

•	The common stock of the Company that was outstanding immediately prior to the Plan becoming effective was canceled and 149,106 shares of the Company’s new Common Stock were issued to holders of the canceled common stock at a ratio of .019846 shares of new Common Stock for each share of canceled common stock.

•	The Company issued 2,699,990 shares of the new Common Stock to holders of unsecured claims against the Company, or “General Unsecured Creditors.”

•	The Company issued 150,000 shares of the new Common Stock to certain members of management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 62,000 shares of its new Common Stock at a purchase price of $3.76 per share. The exercise of warrants on June 7, 2002 allowed the holders to purchase 25,800 shares of new Common Stock and the remaining 36,200 warrants expired.

•	The Company issued four series of new Warrants, Series A through D, to tendering holders of the canceled Common Stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

•	The Company adopted an employee stock option plan, the 2002 Stock Option Plan, to provide the Company’s eligible employees with the opportunity to purchase an aggregate 333,334 shares of its new Common Stock.

•	The Company paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments. This obligation is secured by a subordinated lien on certain property of the Company. On March 17, 2004, the Company elected to make a prepayment on the $2,600 obligation that totaled $133, net of discount.

•

The Company converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on certain of the Company’s

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by the Company. The balance of the Trade Conversion Notes was paid in full during the 52-week period ended January 29, 2005.

•	The Company entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide the Company with payment terms, including extended payment terms and seasonal advances.

(2)    Two-for-one Stock Split

On September 10, 2003, the Company announced a two-for-one stock split effective October 21, 2003 for holders of record on October 7, 2003. Accordingly, data related to the Company’s Common Stock (number of shares, average shares outstanding and earnings per share) have been adjusted for the prior periods subsequent to emergence to reflect the impact of this stock split.

(3)    Summary of Significant Accounting Policies

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

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31st. The following table describes the periods presented in the financial statements and related notes thereto:

Period:	Referred to as:
Results for the 52 weeks ended January 29, 2005— Successor Company	“Fiscal 2004”

Results for the 52 weeks ended January 31, 2004— Successor Company	“Fiscal 2003”

Results for the 43 weeks ended February 1, 2003—Successor Company	“Successor Company 2002 43 weeks”

Results for the nine weeks ended April 6, 2002— Predecessor Company	“Predecessor Company 2002 nine weeks”

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fresh-start reporting requires that the reorganization value of the reorganized debtors be allocated to their assets in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” for transactions reported on the basis of the purchase method. Any reorganization value less than the fair value of the specific tangible or identified intangible assets is to be allocated to their non-current tangible assets on a pro rata basis after offsetting any intangible assets. The reorganized enterprise value of the Company on the effective date was established at $42,500 based upon a calculation of discounted cash flows under the Company’s financial projections and trading multiples of comparable companies. The effects of the Plan of Reorganization and the application of fresh-start accounting on the Company’s pre-confirmation consolidated balance sheet are as follows:

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

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant.

Fixed Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation.

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal. The Company is not aware of any impairment indicators for any stores as of January 29, 2005.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. The Company purchases inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 14% and the ten largest suppliers representing approximately 43% of the Company’s aggregate purchases for the 52-weeks ended January 29, 2005. In Fiscal 2003 the Company’s largest supplier represented approximately 20% and the ten largest suppliers represented 47% of the Company’s aggregate purchases. Purchases for the combined 52-weeks ended February 1, 2003 [Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks] from the Company’s largest supplier represented approximately 12% and the ten largest suppliers represented approximately 43% of the Company’s aggregate purchases.

Prior to emergence from bankruptcy, the Company capitalized certain buying and warehousing costs as a component of inventory. As of the emergence date, the Company discontinued this practice, recording all of the aforementioned costs in cost of sales. Going forward, the Company does not anticipate the change will have a significant impact on periodic earnings.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 29, 2005 and January 31, 2004, the Company had reserves of $5,893 and $1,117 respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays. In Fiscal 2004 the Company increased its inventory reserve by $4,415 related to greeting card inventory that is being discontinued while a new greeting card strategy is implemented in 2005. See further details in note 16, Subsequent Events.

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

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized.

Deferred Rent Liabilities

Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense.

Advertising Expenses

The Company expenses advertising costs when the advertising first occurs. Advertising production costs incurred before the advertising takes place are recorded as a prepaid expense. At January 29, 2005 and January 31, 2004, $68 and $62 of advertising production costs were included in prepaid expenses, respectively. In Fiscal 2004 advertising expense was $9,442 compared to $10,215 in Fiscal 2003. In the combined 52 weeks ended February 1, 2003 [Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks], advertising expense was $5,903 and $1,647, respectively.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reconciliation of earnings per share basic to earnings per share diluted is as follows:

	Fiscal 2004	Fiscal 2003	Successor Company 2002 43-weeks
Net income (loss)	$(200)	$1,362	$2,542
Earnings per share—basic	$(0.07)	$0.47	$0.89
Earnings per share—diluted	$(0.07)	$0.40	$0.86
Weighted average common shares outstanding	3,017,284	2,919,115	2,866,420
Dilutive effect of stock options and warrants	—	507,064	91,096

Weighted average common and common equivalent shares outstanding	3,017,284	3,426,179	2,957,516

Options and warrants excluded from dilutive calculation	236,502	62,952	306,934

The dilutive impact of stock options and warrants was calculated using the treasury method. Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. Therefore, if the Company reports net income, its earnings per share would be lower on a diluted basis. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options and warrants are ignored when calculating diluted earnings per share. Therefore, the Company’s net loss per share for Fiscal 2004 is the same amount on a basic and diluted basis, respectively. Had the Company reported net income in Fiscal 2004, the number of shares would have increased by 510,474 shares. Options to purchase 176,350 common shares at prices ranging from $11.00 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of January 29, 2005 but were not included in the calculation of diluted earnings per share in Fiscal 2004 because the strike price was greater than average market price per share during the period.

Options to purchase 2,800 common shares at prices ranging from $10.50 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of January 31, 2004 but were not included in the calculation of diluted earnings per share in Fiscal 2003 because the strike price was greater than the average market price per share during the period.

Warrants to purchase 306,934 common shares at a prices ranging from $5.50 to $17.00 were outstanding as of February 1, 2003 but were not included in the calculation of diluted earnings per share for the 43-weeks ended February 1, 2003 because the strike price was greater than the average market price per share during the period.

Per share and share information for the Predecessor Company for all periods presented in the Consolidated Statements of Operations has been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” and has been determined as if the Company had accounted for stock option plans under the fair value method of SFAS No. 123. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, net income (loss) would have changed as indicated below:

	Fiscal 2004	Fiscal 2003	Successor Company 2002 43-weeks
Net income (loss), as reported	$(200)	$1,362	$2,542
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	566	345	99

Pro forma net income (loss)	$(766)	$1,017	$2,443

Earnings per share:
Basic—as reported	$(0.07)	$0.47	$0.89

Basic—pro forma	$(0.25)	$0.35	$0.85

Diluted—as reported	$(0.07)	$0.40	$0.86

Diluted—pro forma	$(0.25)	$0.30	$0.83

The per share weighted average fair value of stock options granted during Fiscal 2004 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.390% to 4.730%, volatility of 50% and an expected life of approximately 10 years. Assumptions used in Fiscal 2003 were: expected dividend rate 0.0%, risk free interest rate of 3.120% to 4.360%, volatility of 50% and an expected life of approximately 10 years. Lastly, the per share weighted average fair value of stock options granted during the 43-weeks ended February 1, 2003 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.875%, volatility of 50% and an expected life of approximately 10 years.

(4)    Fixed Assets

The components of fixed assets, net are as follows:

	Successor Company	Successor Company
	January 29, 2005	January 31, 2004
Furniture and equipment	$8,754	$6,686
Leasehold improvements	5,273	4,324

Total fixed assets	14,026	11,010
Less accumulated depreciation and amortization	5,862	3,459

Fixed assets, net	$8,164	$7,551

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Fresh Start Accounting under SOP 90-7, the Company wrote down the value of fixed assets by $11,760 on April 6, 2002 to adjust for the excess of book value over enterprise value. In Fiscal 2004 depreciation expense was $2,406 compared to $1,957 in Fiscal 2003. In the Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks, depreciation expense was $1,501 and $1,030, respectively.

(5)    Debt

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percentage of inventory levels. At January 29, 2005, the interest rate on the Company’s borrowings was 5.25%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of January 29, 2005 and January 31, 2004.

At January 29, 2005 and January 31, 2004, the Company had outstanding borrowings under the New Loan Agreement of $12,032 and $9,763, respectively.

Due to the fact there are certain restrictions on the Company’s assets and the Company has guaranteed the New Loan Agreement between its subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp. on pages S-1 through S-5.

(6)    Long Term Debt and Capital Lease Obligations

The following table summarizes the components of Debt and Capital Lease Obligations at January 29, 2005 and January 31, 2004, including the current portion.

	Successor Company	Successor Company
	January 29, 2005	January 31, 2004
Wells Fargo Retail Finance, LLC line of credit agreement	$12,032	$9,763
Trade conversion note	—	3,130
Discounted value of extended creditor payment	1,634	2,425
Financing agreements	—	210
Capital leases	27	69

Sub total	13,693	15,597

Less current maturities	(13,678)	(11,898)

Total long term debt	$15	$3,699

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes future payments in excess of one year for Debt and Capital Lease Obligations at January 31, 2005.

Successor Company
Debt and Capital Lease Obligations
Fiscal year:
2005	$13,696
2006	15
2007	1
2008	—
Thereafter	—

Total payments	$13,712

Less interest	(19)

Total payments	13,693

Included in Fiscal year 2005 is the $12,032 outstanding balance as of January 29, 2005 related to the Wells Fargo Retail Finance, LLC line of credit.

(7)    Lease Commitments

The Company conducts substantially all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 at January 29, 2005 and January 31, 2004, respectively. Accumulated depreciation related to such fixed assets was approximately $611 and $416 at January 29, 2005 and January 31, 2004, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

The following is a schedule of future lease payments for capital and operating leases as well as other financing agreements with initial or remaining terms in excess of one year as of January 29, 2005.

	Capital Leases & Financing Agreements	Operating leases
Fiscal year:
2005	$15	$27,587
2006	15	25,284
2007	—	20,380
2008	—	11,633
Thereafter	—	25,497

Total payments	30	$110,381

Less amount representing interest	(3)

Present value of payments	$27

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense charged to operations under operating leases in Fiscal 2004 was $26,259 compared to $24,873 in Fiscal 2003. Rent expense charged to operations under operating leases in Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks was $20,617 and $3,984, respectively.

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

Reorganization Items:	Nine weeks ended April 6, 2002
Professional fees	$1,379
Severance/retention bonus	1,026
Closed store expense	311
Fresh start adjustments	10,406
Forgiveness of debt	(41,847)
Unsecured creditors’ ownership share of reorganized Company	9,543
Other	342

Total	$(18,840)

Included in the Fiscal 2004 statement of operations is a reversal of a previously recorded reorganization accrual of $93.

(9)    Income Taxes

The provisions for income taxes consisted of the following:

	Current	Deferred	Valuation Allowance	Total
Fiscal 2004
Federal	$129	$(183)	(37)	$(91)
State	8	(20)	—	(12)

	$137	(203)	$(37)	$(103)

Fiscal 2003
Federal	$3	$815	$—	$818
State	—	93	—	93

	$3	$908	$—	$911

Successor Company 2002 43-weeks
Federal	$69	$1,697	$—	$1,766
State	—	215	—	215

	$69	$1,912	$—	$1,981

Predecessor Company 2002 nine weeks
Federal	$(360)	$7,354	$(7,354)	$(360)
State	—	946	(946)	—

	$(360)	$8,300	$(8,300)	$(360)

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	Successor Company	Successor Company	Successor Company	Predecessor Company
	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004	43 weeks ended February 1, 2003	Nine weeks April 6, 2002
Statutory federal rate	(34.0)%	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
Change in valuation allowance	—	—	—	(41.6)
Job Creation and Workers Assistance Act of 2002	—	—	—	(1.9)
Change in valuation allowance on post emergence deferred tax assets	(12.2)	1.8	3.8	—
State and local income taxes, net of federal income taxes	(2.5)	4.1	4.8	5.0
Reorganization costs, net	—	—	—	2.6
Permanent items	15.7	0.2	1.2
Other, net	(0.9)	—	—	—

Effective income tax rate	(33.9)%	40.1%	43.8%	(1.9)%

Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carryforwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor Company	Successor Company
	January 29, 2005	January 31, 2004
Deferred tax assets related to:
Alternative minimum tax credit carryforward	$466	$373
Deferred rent liabilities	731	596
Accrued expenses	1,107	537
Contingent note	702	607
Merchandise inventories	3,818	2,146
Fixed assets	1,242	1,668
Net operating loss carryforwards	3,621	5,556

Total deferred tax assets	11,687	11,483
Valuation allowance	—	(10,887)

Deferred tax assets	11,687	596
Deferred tax liabilities	169	169

Deferred tax asset, net	$11,518	$427

The Company has not recorded a valuation allowance on its deferred tax assets as of January 29, 2005 because it believes it will realize the benefit of the deferred tax assets in future periods. The $10,851 valuation allowance, which existed upon the Company’s emergence from bankruptcy, was reversed and resulted in an increase to paid-in-capital.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has made payments of $57 for estimated Alternative Minimum Taxes due for the 43-weeks ended February 1, 2003. Additionally, the Company made payments of $45 for estimated Alternative Minimum Taxes during the 52-weeks ended January 31, 2004. No payments have been made in Fiscal 2004 for Alternative Minimum Taxes.

At January 29, 2005, the Company has net operating loss (“NOL”) carryforwards for federal and state tax purposes of approximately $9,381, which will expire by the end of 2021. In addition to the NOL carryforwards, the Company also has Alternative Minimum Tax carryforwards of $466, which have no expiration. The utilization of NOL carryforwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

(10)    Employee Benefit Plans

On March 20, 2002, the Company announced that the Bankruptcy Court confirmed its Plan of Reorganization that was filed on February 5, 2002. On April 9, 2002 the Plan of Reorganization became effective and the Company successfully emerged from Chapter 11. As of the Effective date of the Plan, all existing stock and all stock options, employee stock purchase plans and stock option plans of the Predecessor Company were canceled.

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

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock option activity since the Company emerged from bankruptcy is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding—April 7, 2002	0	$0.00
Granted	474,600	3.63
Exercised	0	0.00
Forfeited	(4,600)	3.76

Outstanding—February 1, 2003	470,000	$3.63
Granted	287,000	5.97
Exercised	(23,200)	3.76
Forfeited	(31,650)	4.22

Outstanding—January 31, 2004	702,150	$4.55
Granted	178,000	11.87
Exercised	(26,897)	4.00
Forfeited	(24,235)	6.30

Outstanding—January 29, 2005	829,018	$6.11

Exercisable—January 29, 2005	342,876	$4.13

Available for grant—January 29, 2005	254,219

Information regarding outstanding and exercisable options at January 29, 2005 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
January 29, 2005:
$2.65 to $6.38	651,468	7.8	$4.50	341,812	$4.09
9.31 to 12.44	174,750	9.2	11.87	133	10.50
17.55 to 22.40	2,800	8.8	20.36	931	20.36

$2.65 to $22.40	829,018	8.1	$6.11	342,876	$4.13

Restricted Stock Awards

As provided in the Plan of Reorganization, the Company issued 150,000 shares of the new Common Stock to certain members of management, which vest ratably over a four-year period. At the date of the grant, the market value of the award was recorded in common stock and additional paid-in capital; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to the vesting of restricted stock for the 52-weeks ended January 29, 2005 and the 52-weeks ended January 31, 2004 was $127 and $131, respectively. Expense relating to the vesting of restricted stock for the 43-weeks ended February 1, 2003 was $118.

Incentive Savings Plan

The Incentive Savings Plan (the “ISP Plan”) is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to contribute between 2% and 13% of their pre-tax

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base salary, subject to limitations imposed by the Internal Revenue Service. The Company makes discretionary matching contributions to the ISP Plan at the rate of 33% of the first 6% of the participant’s contribution. In Fiscal 2004 the Company’s discretionary matching contributions to the ISP Plan were $207 compared to $189 in Fiscal 2003. For Successor Company 2002 43-weeks and Predecessor Company 2002 nine weeks, the Company’s discretionary matching contributions to the ISP Plan were $152 and $38, respectively. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if the Company has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

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

(11)    Fair Value of Financial Instruments

The Company’s financial instruments at January 29, 2005 and January 31, 2004 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument.

(12)    New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company must adopt SFAS 123(R) in its first fiscal quarter of fiscal 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined which method it will use. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method per Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value method per SFAS 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosures in Note 3 to the consolidated financial statements.

In December 2004, the FASB published SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that SFAS No. 151 will not have a material impact on the consolidated results of operations, financial position or cash flows.

(13)    Related-party Transactions

As described in the Plan of Reorganization, 90% of the new Common Stock was distributed to unsecured creditors, 5% was distributed to the Company’s management and 5% was distributed to old equity shareholders. One entity had an ownership interest of more than 10% upon emergence, however that party sold their position during Fiscal 2004 and now holds less then 5% of the outstanding common stock. Purchases from that vendor in Fiscal 2004 were $4,029 and amounts owed were $339 at January 29, 2005. Purchases from that vendor in Fiscal 2003 were $3,063 and amounts owed were $106 at January 31, 2004. There were no purchases from that entity during the 43-weeks ended February 1, 2003 or nine weeks ended April 6, 2002.

(14)    Contingencies

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

Additionally, the Company from time to time is involved in routine litigation incidental to the conduct of its business. As of the date of this Annual Report on Form 10-K, the Company is not aware of any other material existing or threatening litigation to which it may be a party.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Quarterly Financial Information (unaudited)

Following is a summary of unaudited quarterly information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:	13 weeks ended May 1, 2004	13 weeks ended July 31, 2004	13 weeks ended October 30, 2004	13 weeks ended January 29, 2005
Total sales	$56,928	$62,162	$53,735	$57,323
Cost of Sales	36,827	39,028	34,216	37,899
Greeting card inventory write-down	—	—	—	4,415
Gross profit	20,101	23,134	19,519	15,009
Selling, general and administrative expenses	18,835	18,967	17,860	19,412
Depreciation	583	631	681	511
Reorganization items	—	—	—	(93)
Other (income) expense	(55)	25	—	(33)
Interest expense	231	168	187	156
Income (loss) before income tax expense (benefit)	507	3,343	791	(4,944)
Income tax expense (benefit)	203	1,337	319	(1,962)
Net income (loss)	$304	$2,006	$472	$(2,982)
Earnings (loss) per share—basic	$0.10	$0.66	$0.16	$(0.98)
Earnings (loss) per share—diluted	$0.09	$0.56	$0.14	$(0.98)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:	13 weeks ended May 3, 2003	13 weeks ended August 2, 2003	13 weeks ended November 1, 2003	13 weeks ended January 31, 2004
Total sales	$54,541	$59,835	$51,353	$56,906
Cost of sales	36,014	37,873	32,622	38,863
Gross profit	18,527	21,962	18,731	18,043
Selling, general and administrative expenses	17,995	17,666	17,232	18,958
Depreciation	448	486	466	557
Interest expense	343	237	283	319
Income (loss) before income tax expense (benefit)	(259)	3,573	750	(1,791)
Income tax expense (benefit)	(104)	1,429	300	(714)
Net income (loss)	$(155)	$2,144	$450	$(1,077)
Earnings (loss) per share—basic	$(0.05)	$0.74	$0.15	$(0.36)
Earnings (loss) per share—diluted	$(0.05)	$0.70	$0.13	$(0.36)

(16)    Subsequent Events

On February 5, 2005 the Company entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be its primary supplier of everyday and seasonal greeting cards. This agreement will considerably broaden the Company’s position as a leading provider of exceptional quality, value priced, social expressions merchandise. The agreement with Premier Greetings enables the Company to reposition its greeting card strategy by introducing a multi-tiered pricing program featuring high quality greeting cards retailing at 49 cents, blended with the introduction of premium greeting cards selling for 99 cents. In conjunction with the program, the Company recorded a pre-tax charge of $4,415 in the fourth quarter of Fiscal 2004 to value its existing greeting card inventory at the lower of cost or market. This inventory write-down is recorded as a separate line item in Cost of Goods in the Consolidated Statements of Operations. This estimate is included in the $5,893 inventory reserve balance at January 29, 2005. The Company will roll out the new greeting card offering at the beginning of the second quarter of fiscal 2005.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 7, 2005 the Company made a $1,650 payment which represents the remaining balance of the extended creditor notes payable.

On April 14, 2005 the Company approved the accelerated vesting of unvested and “out-of-the-money” options held by current employees, executive officers and non-employee directors (the “Acceleration”) that have been granted under the Company’s 2002 Stock Option Plan, 2003 Equity Incentive Plan and 2002 Non Employee Directors’ Stock Option Plan. As a result of the Acceleration, the affected unvested options are those which had exercise prices of greater than $9.64 per share, which was the closing sales price of the Company’s common stock on the NASDAQ National Market on April 14, 2005, the effective date of the Acceleration. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 122,000 shares of the Company’s common stock that would otherwise have vested at various times within the next two years became fully vested. As a result of the Company’s decision to approve the Acceleration, each option agreement underlying options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect. The decision to initiate the Acceleration under the plans, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption at the beginning of the first fiscal year beginning after June 15, 2005 of FASB Statement No. 123, “Share-Based Payment (revised 2004)” (“SFAS 123(R)”).

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	January 29, 2005	January 31, 2004
A S S E T S

Current assets:
Due from subsidiary	$—	$—
Note receivable—subsidiary	—	—

Total current assets	—	—
Investment in subsidiary	28,873	17,947

Total assets	$28,873	$17,947

S T O C K H O L D E R S’ E Q U I T Y

Common stock, $0.01 par value. Voting class-authorized 10,000,000 shares: 3,109,041 and 3,074,082 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	$31	$31
Unearned restricted stock awards	(148)	(275)
Additional paid-in capital	25,116	14,287
Accumulated earnings	3,874	3,904

Total stockholders’ equity	$28,873	$17,947

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	For the 52 weeks ended January 29 2005	For the 52 weeks ended January 31 2004	For the 43 weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002
	Successor Company	Successor Company	Successor Company	Predecessor Company
Royalty income	$—	$—	$—	$612
Interest income—subsidiary note receivable	—	—	—	619
Equity in net income (loss) of subsidiary	(200)	1,362	2,542	(3,350)
Operating expenses	—	—	—	349
Plan of reorganization and fresh start adjustments	—	—	—	21,898

Net income (loss)	$(200)	$1,362	$2,542	$19,430

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004	For the 43 weeks ended February 1, 2003	For the Nine weeks ended April 6, 2002
	Successor Company	Successor Company	Successor Company	Predecessor Company
Cash flows from operating activities:
Net income (loss)	$(200)	$1,362	$2,542	$19,430
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of deferred compensation	127	131	118	—
Increase in investment in subsidiary	(10,926)	(2,793)	(5,114)	(93,522)
Decrease in due from subsidiary		—	—	12,179
Tax benefit of pre-confirmation operating losses	10,851	962	2,357	—

Net cash flows from operating activities	(148)	(338)	(97)	(61,913)

Cash flows from investing activities:
Decrease in note receivable from subsidiary	—	—	—	61,913

Net cash flows from investing activities	—	—	—	61,913

Cash flows from financing activities:
Cash received from exercise of management stock warrants	148	338	97	—

Net cash flows from financing activities	148	338	97	—

Net increase (decrease) in cash	—	—	—	—
Cash at end of period	$—	$—	$—	$—

Supplemental cash flow information:
Income taxes refunded	$(3)	$—	$(360)	$—
Stock issued (successor company)	—	—	—	(10,040)
Fair value adjustments	—	—	—	10,406
Stock retirement (predecessor company) and debt discharge	—	—	—	(22,828)
Unearned restricted stock awards	$148	$275	$446	$564

See accompanying notes to condensed financial information.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD &

PARTY OUTLET CORP.

(Dollar amounts in thousands)

(1)    Basis of Accounting

The condensed financial information of Factory Card & Party Outlet Corp. (“the Company”) has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Factory Card & Party Outlet Corp. and Subsidiary as of January 29, 2005 and January 31, 2004 (Successor Company), and for the 52 weeks ended January 29, 2005, 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 (Successor Company) and the nine weeks ended April 6, 2002 (Predecessor Company). The Company’s Condensed Financial Information has been prepared on an unconsolidated basis. The Company’s investment in and amounts due from subsidiary are recorded on the equity basis. Due to the fact that there are certain restrictions on the Company’s assets and the Company has guaranteed the New Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp.

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

(3)    Guarantees

The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Note 5 of the Notes to Consolidated Financial Statements.

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

(5)    Royalty and Licensing Agreement

In June 1997, the Company entered into a Royalty and Licensing Agreement (“Agreement”) with its subsidiary. The Agreement grants the subsidiary the right to use trademarks and tradenames owned by the Company in exchange for a royalty fee of one and one-half percent of net sales from operations. Pursuant to the Plan of Reorganization, the Agreement was deemed null and void on the Effective Date. In the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004 and the 43 weeks ended February 1, 2003, the Company did not record any Royalty Income.

S-4