Form 10-Q
period 2005-04-30
FACTORY CARD OUTLET CORP
filed 2005-06-14
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2005

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

The number of shares of the Registrant’s Common Stock outstanding as of June 13, 2005 was 3,110,333.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended April 30, 2005

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	April 30, 2005	January 29, 2005
ASSETS

Current assets:
Cash	$192	$188
Merchandise inventories, net	47,500	43,653
Prepaid expenses and other assets	4,547	4,577
Deferred tax asset, net	4,423	5,527

Total current assets	56,662	53,945

Fixed assets, net	8,493	8,164
Other assets	423	170
Deferred tax asset, net	6,849	5,991

Total assets	$72,427	$68,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt – line of credit	$10,658	$12,032
Accounts payable	21,822	16,245
Accrued expenses	8,852	7,564
Current portion of long term debt and capital lease obligations	13	1,646

Total current liabilities	41,345	37,487

Long term debt and capital lease obligations	12	15
Deferred rent liabilities	1,793	1,895

Total liabilities	43,150	39,397

Stockholders’ equity	29,277	28,873

Total liabilities and stockholders’ equity	$72,427	$68,270

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended April 30, 2005	Three Months Ended May 1, 2004
Net sales	$55,738	$56,928
Cost of sales	35,439	36,827

Gross profit	20,299	20,101

Selling, general and administrative expenses	18,939	18,835
Depreciation and amortization of fixed assets	581	583
Other income	—	(55)
Interest expense	169	231

Income before income tax expense	610	507
Income tax expense	246	203

Net income	$364	$304

Net income per share - basic	$0.12	$0.10

Weighted average shares outstanding – basic	3,049,486	2,981,596

Net income per share – diluted	$0.10	$0.09

Weighted average shares outstanding – diluted	3,513,548	3,546,835

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended April 30, 2005	For the Three Months Ended May 1, 2004
Cash flows from operating activities:
Net income	$364	$304
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of fixed assets	581	583
Amortization of deferred financing costs	8	26
Amortization of deferred compensation	31	32
Loss on disposal of fixed assets	4	6
Tax benefit of pre-confirmation net operating Losses	—	193
Changes in assets and liabilities:
Merchandise inventories, net	(3,847)	(2,734)
Prepaid expenses and other assets	(186)	(98)
Accounts payable	5,577	3,762
Accrued expenses	1,489	876
Deferred rent liabilities	(102)	(26)

Net cash flows from operating activities	3,919	2,924

Net cash flows from investing activities – purchase of fixed assets	(914)	(560)

Cash flows from financing activities:
Borrowings – line of credit	56,330	57,896
Repayment of debt – line of credit	(57,704)	(59,050)
Payment of trade conversion and extended creditor notes payable	(1,649)	(1,093)
Payment of capital lease obligations	(3)	(115)
Discount on payment of trade conversion and extended creditor notes payable	—	(55)
Increase in extended creditor note payable	16	46
Cash received from exercise of stock options and warrants	9	14

Net cash flows from financing activities	(3,001)	(2,357)

Net increase in cash	4	7
Cash at beginning of period	188	179

Cash at end of period	$192	$186

Supplemental cash flow information:
Interest paid	$168	$381
Alternative minimum taxes paid	37
Income taxes refunded	—	3
Cash paid for reorganization items	—	4
Supplemental non cash information:
Unearned restricted stock awards	115	243

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of June 13, 2005, the Company operated 185 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

The condensed consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 29, 2005 included in the Company’s Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements.

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

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At April 30, 2005, the interest rate on the Company’s borrowings was 5.75%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of April 30, 2005 and January 29, 2005.

At April 30, 2005 and January 29, 2005, the Company has outstanding borrowings under the Loan Agreement of $10,658 and $12,032, respectively.

(3)	Long Term Debt and Capital Lease Obligations

The following table summarizes the components of Long Term Debt and Capital Lease Obligations at April 30, 2005 and January 29, 2005, including the current portion.

	April 30, 2005	January 29, 2005
Discounted value of extended creditor payment	—	1,634
Capital leases	25	27

Sub total	25	1,661

Less current maturities	(13)	(1,646)

Total long term debt and capital lease obligations	$12	$15

On April 7, 2005 the Company paid the remaining balance of the extended creditor payment.

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,110,225 common shares were deemed outstanding at April 30, 2005.

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three months ended April 30, 2005 and May 1, 2004 was $31 and $32, respectively.

In April 2002, the Company adopted a 2002 Stock Option Plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 305,400 options under the 2002 Stock Option Plan at exercise prices ranging from $2.75 to $22.40 were outstanding at April 30, 2005.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At April 30, 2005, Warrants to purchase an aggregate of 264,446 shares of common stock were outstanding.

On April 23, 2002, the Board of Directors approved the Non-Employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 180,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at April 30, 2005.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 341,285 options were outstanding at April 30, 2005 with exercise prices ranging from $6.38 to $19.00.

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(5)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share – basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted assumes, in addition to the above, the effect of potentially dilutive securities.

The reconciliation of earnings per share basic to earnings per share diluted is as follows (in thousands, except share and per share amounts):

	For the three months ended April 30, 2005	For the three months ended May 1, 2004
Net income	$364	$304
Earnings per share – basic	$0.12	$0.10
Earnings per share – diluted	$0.10	$0.09
Weighted average common shares outstanding	3,049,486	2,981,596
Dilutive effect of stock options and warrants	464,062	565,239

Weighted average common and common equivalent shares outstanding	3,513,548	3,546,835

The dilutive impact of stock options and warrants was calculated using the treasury method.

Options to purchase 178,150 common shares at prices ranging from $11.08 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of April 30, 2005 but were not included in the calculation of diluted earnings per share for the three months ended April 30, 2005 because the strike price was greater than the average market price per share during the period.

Options to purchase 4,000 common shares at prices ranging from $11.98 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of May 1, 2004 but were not included in the calculation of diluted earnings per share for the three months ended May 1, 2004 because the strike price was greater than the average market price per share during the period.

(6)	Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” and has been determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123. Had the Company determined compensation cost based upon the fair value at the grant date for the stock options under SFAS No. 123, net income would have changed as indicated below:

	For the three months ended April 30, 2005	For the three months ended May 1, 2004
Net income as reported	$364	$304
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	672	121

Pro forma net income (loss)	$(308)	$183

Earnings (loss) per share:
Basic-as reported	$0.12	$0.10

Basic-pro forma	$(0.10)	$0.06

Diluted-as reported	$0.10	$0.09

Diluted-pro forma	$(0.10)	$0.05

On April 14, 2005 the Company approved the accelerated vesting of unvested and “out-of-the-money” options held by current employees, executive officers and non-employee directors (the “Acceleration”) that have been granted under the Company’s 2002 Stock Option Plan, 2003 Equity Incentive Plan and 2002 Non Employee Directors’ Stock Option Plan. As a result of the Acceleration, the affected unvested options are those which had exercise prices of greater than $9.64 per share, which was the closing sales price of the Company’s common stock on the NASDAQ National Market on April 14, 2005, the effective date of the Acceleration. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 124,000 shares of the Company’s common stock that would otherwise have vested at various times within the next two years became fully vested. As a result of the Company’s decision to approve the Acceleration, each option agreement underlying options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

The per share weighted average fair value of stock options granted during the three months ended April 30, 2005 and May 1, 2004 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.39% to 4.50%, volatility of 50% and an expected life of approximately six to ten years.

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

One entity had an ownership interest of more than 10% during the three months ended May 1, 2004. Total purchases from that entity were $1,300 during the 3 months ended May 1, 2004 and amounts owed to that entity were $522 at May 1, 2004.

(9)	Contingencies

On November 16, 2004, Ronald Kirschenbaum filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois County Department, Law Division, captioned Ronald Kirschenbaum, Jacqueline Kirschenbaum, Jeanette Kirschenbaum and Jessica Kirschenbaum vs. Factory Card & Party Outlet, Corp. and Glen S. Kolakowski. The complaint alleges that the Company was negligent in the hiring and supervising of a former employee who allegedly pleaded guilty to a Class 4 felony committed while working for the Company. The plaintiffs seek unspecified damages. The parties have agreed to settle this lawsuit, subject to final court approval, for a payment of $270 to the plaintiffs. The Company expects that the payment will be covered by insurance.

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against the Company in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that the Company breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4,800 and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. The parties are currently proceeding with discovery in this lawsuit. No trial date has been set. The Company believes that it has meritorious defenses and counterclaims and intends to pursue them vigorously.

Additionally, the Company from time to time is involved in routine litigation incidental to the conduct of its business. As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which it may be a party.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

Overview

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, gifts, seasonal merchandise and other special occasion merchandise at everyday value prices. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2005 is the period January 30, 2005 to January 28, 2006. Fiscal 2004 is the period February 1, 2004 to January 29, 2005. As of June 13, 2005, we operated 185 stores in 20 states. The following table summarizes store opening and closing activity during the first quarter.

	For the three months ended:
	April 30, 2005	May 1, 2004
Beginning of period	184	177
Openings	1	4
Closings	—	(1)

End of period	185	180

We have plans to close two stores and open up to six new stores during the remainder of fiscal 2005.

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

Under the terms of the agreement, substantially all the cards sold will be supplied by Premier Greetings. The terms will allow us to materially reduce our ongoing inventory position of greeting card merchandise. In connection with this program, we recorded a pre-tax charge of $4,415 in the fourth quarter of fiscal 2004 primarily related to the write down of inventory. We started the roll out of our new greeting card offering on May 9, 2005.

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

Impairment of Long-Lived Assets

We review each store for impairment indicators annually, considering operating results and cash flows. We are not aware of any impairment indicators for any of our stores at April 30, 2005. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in the actual results or market conditions from those anticipated, may effect the carrying value of long-lived assets and could result in an impairment charge.

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At April 30, 2005 and January 29, 2005, we had reserves of $5,572 and $5,893, respectively. Included in both reserve amounts is the $4,415 for the write-down of inventory related to the new greeting card agreement with Premier Greetings.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale.

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

Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. It is important that readers of this discussion of financial condition and results of operations and the accompanying consolidated financial statements understand that actual results may differ from such estimates under different assumptions or conditions.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended April 30, 2005	Three months ended May 1, 2004
Net sales	100.0%	100.0%
Cost of sales	63.6	64.7

Gross profit	36.4	35.3
Selling, general and administrative expenses	34.0	33.1
Depreciation and amortization of fixed assets	1.0	1.0
Other income	—	(0.1)
Interest expense	0.3	0.4

Income before income tax expense	1.1	0.9
Income tax expense	0.4	0.4

Net income	0.7%	0.5%

Number of stores open at end of period	185	180

Three Months Ended April 30, 2005 and May 1, 2004

Net Sales. Net sales decreased $1,190 or 2.1% to $55,738 for the three months ended April 30, 2005 (“first quarter of fiscal 2005”) from $56,928 for the three months ended May 1, 2004 (“first quarter of fiscal 2004”). The decrease is the result of a challenging retail environment. Comparable store sales decreased 4.3% and are defined as sales from those stores open for at least on full year. Except for the balloon category, all categories experienced a decline in comparable store sales.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $198 or 1.0% to $20,299 for the first quarter of fiscal 2005 from $20,101 for the first quarter of fiscal 2004. As a percentage of net sales, gross profit was 36.4% for the first quarter of fiscal 2005 compared to 35.3% in the same period in the prior year. Despite a downturn in sales, we were successful in managing merchandise margins through improved mark on percentage while continuing to leverage our freight and distribution costs and absorbing higher store occupancy costs as we open new stores. As a percent of sales, gross profit, excluding store occupancy costs improved 1.9% from the prior period. Store occupancy increased $300 or 3.9% as a result of additional stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $104 or 0.6% to $18,939 for the first quarter of fiscal 2005 from $18,835 for the first quarter of fiscal 2004. Store related expenses increased $169 or 1.4% as a result of operating more stores. Other administrative expenses increased $524 or 12.0% while advertising expense decreased $590 or 22.1% as a result less print media distributed in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% in the first quarter of fiscal 2005 compared to 33.1% in the first quarter of fiscal 2004 due to a decrease in sales levels.

Depreciation expense. Depreciation expense was $581 in the first quarter of fiscal 2005 compared to $583 in the first quarter of fiscal 2004. The fluctuation is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Other income. Other income recorded in the first quarter of fiscal 2004 of $55 relates to the debt discount realized when we made a prepayment on the Trade Conversion Note and Extended Creditor Note Payable in the first quarter of fiscal 2004.

Interest Expense. Interest expense was $169 in the first quarter of fiscal 2005 compared to $231 the first quarter of fiscal 2004. The decrease resulted from lower borrowing levels as we increase our days payable with our vendors.

Income Taxes. Income tax expense was $246 in the first quarter of fiscal 2005 compared to $203 in the first quarter of fiscal 2004. These amounts represent approximately 40% of our pre tax income for the periods described. Until the benefits of our net operating loss carryforwards are fully utilized, we do not expect to pay federal income tax.

Liquidity and Capital Resources

Our uses of capital for the remainder of fiscal 2005 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowing from our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	FY2005	FY2004
	Three months ended April 30, 2005	Three months ended May 1, 2004
Cash flows from operating activities	$3,919	$2,924

Cash flows from investing activities	$(914)	$(560)

Cash flows from financing activities	$(3,001)	$(2,357)

At April 30, 2005 our working capital was $15,317. Net cash flows from operating activities for the three months ended April 30, 2005 was $3,919 compared to $2,924 of net cash flows from operating activities during the three months ended May 1, 2004. The increase is related to higher accounts payable balances as we leverage our vendor community and increase our days payable outstanding.

Net cash flows from investing activities during the three months ended April 30, 2005 and the three months ended May 1, 2004 were ($914) and ($560), respectively. Net cash flows from investing activities were primarily for capital expenditures related to new store openings, computer equipment, store remodeling and warehouse equipment for the distribution center.

Net cash flows from financing activities during the three months ended April 30, 2005 was ($3,001) compared to ($2,357) during the three months ended May 1, 2004. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30 million, (including $10 million for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At June 13, 2005, the interest rate on our borrowings was 6.0%. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of April 30, 2005.

The Loan Agreement contains certain restrictive covenants, which, among other things, require us to achieve specified operating results. The restrictive covenants also limit our capital expenditures, asset sales and dividends and our ability to grant liens and incur additional indebtedness.

As of April 30, 2005, we had $10,658 in borrowings outstanding under the Loan Agreement and had utilized approximately $1,100 to issue letters of credit.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (including current portion)	$10.7	$10.7	$—	$—	$—

Operating Leases	110.8	27.6	44.6	19.6	19.0

Inventory Purchase Commitments (including open purchase orders)	19.4	14.8	3.4	1.2	—

Total	$140.9	53.1	$48.0	$20.8	$19.0

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2005 quarters are defined as follows: first fiscal quarter is January 30, 2005 to April 30, 2005, second fiscal quarter is May 1, 2005 to July 30, 2005, third fiscal quarter is July 31, 2005 to October 29, 2005 and fourth fiscal quarter is October 30, 2005 to January 28, 2006. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of April 30, 2005, the interest rate on the Company’s revolving credit facility, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facility applied to the average outstanding balance during the three months ended April 30, 2005 and the three months ended May 1, 2004 would not have had a material impact on our financial position or results of operations.

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

As of June 13, 2005 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended April 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 2004, Ronald Kirschenbaum filed a lawsuit against us in the Circuit Court of Cook County, Illinois County Department, Law Division, captioned Ronald Kirschenbaum, Jacqueline Kirschenbaum, Jeanette Kirschenbaum and Jessica Kirschenbaum vs. Factory Card & Party Outlet, Corp. and Glen S. Kolakowski. The complaint against us alleges that we were negligent in the hiring and supervising of a former employee who allegedly pleaded guilty to a Class 4 felony committed while working for us. The plaintiffs seek unspecified damages. The parties have agreed to settle this lawsuit, subject to final court approval, for a payment of $270 thousand to the plaintiffs. We expect that the payment will be covered by insurance.

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteen Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleges that we breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One seeks damages of approximately $4.8 million and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement. On April 29, 2004, we answered the complaint by denying all allegations and counterclaiming for breach of contract. We are seeking damages, costs and attorney’s fees. The parties are currently proceeding with discovery in this lawsuit. No trial date has been set. We believe we have meritorious defenses and counterclaims and are pursuing them vigorously.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

2.1 (1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1 (2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2 (2)	Bylaws of Factory Card & Party Outlet Corp.

3.11 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

4.1 (2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2 (2)	Form of New Management Warrant, dated April 9, 2002.

4.3 (2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4 (2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5 (2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6 (2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1 (2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2 (5)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3 (2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4 (2)*	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5 (2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6 (2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7 (2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8 (5)*	Employment Agreement, dated as of December 23, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9 (5)*	Employment Agreement, dated as of December 23, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10 (3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11 (3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12 (3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13 (4)	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14 *	Factory Card & Party Outlet Corp. Executive Severance Plan, as amended.

10.15 (6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd. and Paramount Cards, Inc.

10.16*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.17*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.18*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.19*	Form of Restricted Stock Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.20*	Summary of Incentive Bonus Agreements

10.21*	Summary of Non-Employee Director Compensation

10.22*	Summary of Arrangements with Certain Executives

21	Subsidiaries of the Company.

23.1	Report of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on April 26, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.

Notes

*	Management contracts or compensatory plans or arrangements.

**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(b) Reports on 8-K.

Current Report on Form 8-K filed on February 3, 2005 announcing sales results for January 2005.

Current Report on Form 8-K filed on February 9, 2005 announcing entering into a definitive agreement with Paramount Cards pursuant to which Paramount will be the Company’s primary supplier of everyday and seasonal greeting cards.

Current Report on Form 8-K filed on March 8, 2005 announcing sales results for February 2005.

Current Report on Form 8-K filed on April 8, 2005 announcing sales results for March 2005 and announcing fourth quarter results will be released April 15, 2005.

Current Report on Form 8-K filed on April 18, 2005 announcing fourth quarter and full year operating results for fiscal 2004.

Current Report on Form 8-K filed on April 19, 2005 announcing the approval of accelerated vesting of unvested and “out-of-the-money” options held by current employees, executive officers and non-employee directors that have been granted under the Company’s 2002 Stock Option Plan, 2003 Equity Incentive Plan and 2002 Non Employee Directors’ Stock Option Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: June 13, 2005	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: June 13, 2005	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President and Chief Financial and Administrative Officer
[Principal Accounting Officer]