Form 10-Q
period 2005-07-30
FACTORY CARD OUTLET CORP
filed 2005-09-13
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of September 12, 2005 was 3,129,177.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended July 30, 2005

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

References throughout this document to the Company include Factory Card & Party Outlet Corp. and its wholly-owned subsidiary. In this document the words “we,” “our,” “ours” and “us” refer only to Factory Card & Party Outlet Corp. and its wholly-owned subsidiary and not to any other person.

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	July 30, 2005	January 29, 2005
ASSETS
Current assets:
Cash	$190	$188
Merchandise inventories, net	46,487	43,653
Prepaid expenses and other assets	4,225	4,577
Deferred tax asset, net	3,925	5,527

Total current assets	54,827	53,945
Fixed assets, net	9,779	8,164
Other assets	146	170
Deferred tax asset, net	6,586	5,991

Total assets	$71,338	$68,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt – line of credit	$9,974	$12,032
Accounts payable	21,453	16,245
Accrued expenses	7,850	7,564
Current portion of long term debt and capital lease obligations	13	1,646

Total current liabilities	39,290	37,487

Long term debt and capital lease obligations	8	15
Deferred rent liabilities	1,700	1,895

Total liabilities	40,998	39,397

Stockholders’ equity	30,340	28,873

Total liabilities and stockholders’ equity	$71,338	$68,270

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended July 30, 2005	Three Months Ended July 31, 2004	Six Months Ended July 30, 2005	Six Months Ended July 31, 2004
Net sales	$62,896	$62,162	$118,634	$119,090
Cost of sales	39,574	39,028	75,013	75,855

Gross profit	23,322	23,134	43,621	43,235

Selling, general and administrative expenses	20,741	18,967	39,680	37,802
Depreciation expense	675	631	1,256	1,214
Other (income) expense	—	25	—	(30)
Interest expense	128	168	297	399

Income before income tax expense	1,778	3,343	2,388	3,850
Income tax expense	761	1,337	1,007	1,540

Net income	$1,017	$2,006	$1,381	$2,310

Net income per share - basic	$0.33	$0.66	$0.45	$0.77

Weighted average shares outstanding – basic	3,077,323	3,022,279	3,063,405	3,001,937

Net income per share – diluted	$0.30	$0.56	$0.40	$0.65

Weighted average shares outstanding – diluted	3,431,294	3,554,071	3,485,715	3,545,446

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended July 30, 2005	For the Six Months Ended July 31, 2004
Cash flows from operating activities:
Net income	$1,381	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,256	1,214
Amortization of deferred financing costs	16	56
Amortization of deferred compensation	71	63
Loss on disposal of fixed assets	34	6
Tax benefit of pre-confirmation net operating losses	—	1,510
Changes in assets and liabilities:
Merchandise inventories	(2,834)	(791)
Prepaid expenses and other assets, net	1,366	(82)
Accounts payable	5,208	1,660
Accrued expenses	286	399
Deferred rent obligation	(195)	(75)

Net cash flows from operating activities	6,589	6,270

Net cash flows from investing activities – purchase of fixed assets	(2,905)	(1,546)

Cash flows from financing activities:
Borrowings - line of credit	122,581	123,520
Repayments – line of credit	(124,639)	(125,280)
Payment of trade conversion and extended creditor note payable	(1,649)	(2,932)
Payment of capital lease obligations	(6)	(196)
Discount on payment of trade conversion and extended creditor note payable	—	(20)
Increase in extended creditor note payable	16	111
Cash received from exercise of stock options and warrants	15	76

Net cash flows from financing activities	(3,682)	(4,721)

Net increase in cash	2	3

Cash at beginning of period	188	179

Cash at end of period	$190	$182

Supplemental cash flow information:
Interest paid	$335	$476
Alternative minimum taxes paid	37	—
Income taxes refunded	—	3
Cash paid for reorganization items	—	4
Supplemental non cash information:
Unearned restricted stock awards	217	212

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of July 30, 2005, the Company operated 186 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

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

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At July 30, 2005, the interest rate on the Company’s borrowings was 6.25%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of July 30, 2005 and January 29, 2005.

At July 30, 2005 and January 29, 2005, the Company has outstanding borrowings under the Loan Agreement of $9,974 and $12,032, respectively.

(3)	Debt and Capital Lease Obligations

The following table summarizes the components of Debt and Capital Lease Obligations at July 30, 2005 and January 29, 2005, including its current portion.

	July 30, 2005	January 29, 2005
Discounted value of extended creditor note payable	$—	$1,634
Capital leases	21	27

Sub total	21	1,661

Less current maturities	(13)	(1,646)

Total long term debt and capital lease obligations	$8	$15

On April 7, 2005 the Company paid the remaining balance of the extended creditor note payable.

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,128,952 common shares were deemed outstanding at July 30, 2005.

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three months ended July 30, 2005 and July 30, 2004 was $31 and $32, respectively. Expense relating to outstanding restricted stock awards for the six months ended July 30, 2005 and July 31, 2004 was $65 and $63, respectively.

In April 2002, the Company adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 302,900 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at July 30, 2005.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At July 30, 2005, Warrants to purchase an aggregate of 264,438 shares common stock were outstanding.

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 215,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at July 30, 2005.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 337,818 options were outstanding at July 30, 2005 with exercise prices ranging from $6.38 to $19.00.

In June 2005, the Board of Directors approved a restricted share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three and six months ended July 30, 2005 was $8.

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

The reconciliation of earnings per share basic to earnings per share diluted is as follows (in thousands, except per share amounts):

	For the three months ended July 30, 2005	For the three months ended July 31, 2004
Net income	$1,017	$2,006
Earnings per share – basic	$0.33	$0.66
Earnings per share – diluted	$0.30	$0.56
Weighted average common shares outstanding	3,077,323	3,022,279
Dilutive effect of stock options and warrants	353,971	531,792

Weighted average common and common equivalent shares outstanding	3,431,294	3,554,071

	For the six months ended July 30, 2005	For the six months ended July 31, 2004
Net income	$1,381	$2,310
Earnings per share – basic	$0.45	$0.77
Earnings per share – diluted	$0.40	$0.65
Weighted average common shares outstanding	3,063,405	3,001,937
Dilutive effect of stock options and warrants	422,310	543,509

Weighted average common and common equivalent shares outstanding	3,485,715	3,545,446

The dilutive impact of stock options and warrants was calculated using the treasury method.

Options to purchase 178,750 common shares at prices ranging from $9.31 to $22.40 per share and warrants to purchase 60,150 common shares at a price of $17.00 per share were outstanding as of July 30, 2005 but were not included in the calculation of diluted earnings per share for the three months ended July 30, 2005 because the strike price was greater than the average market price per share during the period.

Options to purchase 177,950 common shares at prices ranging from $10.50 to $22.40 per share and warrants to purchase 60,150 common shares at a price of $17.00 per share were outstanding as of July 30, 2005 but were not included in the calculation of diluted earnings per share for the six months ended July 30, 2005 because the strike price was greater than the average market price per share during the period.

(6)	Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123”. Had the Company determined compensation cost based upon the fair value at the grant date for our stock options under SFAS No. 123, net income would have changed as indicated below:

	For the three months ended July 30, 2005	For the three months ended July 31, 2004	For the six months ended July 30, 2005	For the six months ended July 31, 2004
Net income, as reported	$1,017	$2,006	$1,381	$2,310
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	80	149	752	270

Pro forma net income	$937	$1,857	$629	$2,040

Earnings per share:
Basic-as reported	$0.33	$0.66	$0.45	$0.77

Basic-pro forma	$0.30	$0.61	$0.21	$0.68

Diluted-as reported	$0.30	$0.56	$0.40	$0.65

Diluted-pro forma	$0.27	$0.52	$0.18	$0.58

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

The per share weighted average fair value of stock options granted during the three and six months ended July 30, 2005 and July 31, 2004 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.39% to 4.73%, volatility of 50% and an expected life of 6 to 10 years.

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

One entity had an ownership interest of more than 5% during the six months ended July 31, 2004. Total purchases from that entity were $2,259 during the six months ended July 31, 2004 and amounts owed to that entity were $212 at July 31, 2004.

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

(10)	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” which provides additional guidance on conditional asset retirement obligations under FASB No. 143, and “Accounting for Asset Retirement Obligations”. This standard is effective for fiscal years ended after December 15, 2005. The Company believes adoption of Interpretation No. 47 will not have a material impact on its condensed consolidated balance sheets, statements of operations or cash flows.

In May 2005, the FASB issued Financial Accounting Concepts (FAS) No. 154, “Accounting Changes and Error Corrections”. FAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes” and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements”. APB No. 20 allowed a change in accounting principle to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. FAS 154 states the change be reported retrospectively and requires the following:

•	The cumulative effect of the change to the new accounting principle on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.

•	An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial positions) for that period.

•	Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle.

FAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

Overview

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, gifts, seasonal merchandise and other special occasion merchandise at everyday value prices. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2005 is the period January 30, 2005 to January 28, 2006. Fiscal 2004 is the period February 1, 2004 to January 29, 2005. As of July 30, 2005, we operated 186 stores in 20 states. The following table summarizes store opening and closing activity during the first half of fiscal 2005.

	For the three months ended:		For the six months ended:
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Beginning of period	185	180	184	177
Openings	2	—	3	4
Closings	(1)	—	(1)	(1)

End of period	186	180	186	180

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. This agreement considerably broadened our position as a leading provider of exceptional quality, value priced, social expressions merchandise. We believe that the improved quality and outstanding selection of the Premier Greetings offering will re-energize our card sales and bolster our position as one of the foremost specialty retailers of greeting cards and party supplies in the United States.

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

Under the terms of the agreement, substantially all the cards sold will be supplied by Premier Greetings. The terms will allow us to materially reduce our ongoing inventory position of greeting card merchandise. In connection with this program, we recorded a pre-tax charge of $4,415 in the fourth quarter of fiscal 2004 primarily related to the write down of inventory. We substantially completed the roll out of our new greeting card offering in May 2005.

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At July 30, 2005 and January 29, 2005, we had reserves of $2,083 and $5,893, respectively.

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

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” which provides additional guidance on conditional asset retirement obligations under FASB No. 143, and “Accounting for Asset Retirement Obligations”. This standard is effective for fiscal years ended after December 15, 2005. The Company believes adoption of Interpretation No. 47 will not have a material impact on its condensed consolidated balance sheets, statements of operations or cash flows.

In May 2005, the FASB issued Financial Accounting Concepts (FAS) No. 154, “Accounting Changes and Error Corrections”. FAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes” and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements”. APB No. 20 allowed a change in accounting principle to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. FAS 154 states the change be reported retrospectively and requires the following:

•	The cumulative effect of the change to the new accounting principle on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.

•	An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial positions) for that period.

•	Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle.

FAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended July 30, 2005	Three months ended July 31, 2004	Six months ended July 30, 2005	Six months ended July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	62.8	63.2	63.7

Gross profit	37.1	37.2	36.8	36.3
Selling, general and administrative expenses	33.0	30.5	33.4	31.7
Depreciation expense	1.1	1.0	1.1	1.0
Interest expense	0.2 2	0.3	0.3	0.3

Income before income tax expense	2.8	5.4	2.0	3.3
Income tax expense	1.2	2.2	0.8	1.3

Net income	1.6%	3.2%	1.2%	2.0%

Number of stores open at end of period	186	180	186	180

Three Months Ended July 30, 2005 and July 31, 2004

Net Sales. Net sales increased $734 or 1.2% to $62,896 for the three month period ended July 30, 2005 (“second quarter of fiscal 2005”) from $62,162 for the three month period ended July 31, 2004 (“second quarter of fiscal 2004”). The increase is attributed to additional stores in the second quarter of fiscal 2005 compared to 2004 offset by a decrease in comparable store sales. We started the second quarter of fiscal 2005 with 185 stores and ended the quarter with 186 stores. This compares to 180 stores operated during the entire second quarter of fiscal 2004. Comparable store sales decreased 0.5%. We experienced strong comparable store sales in our seasonal and balloon categories and reversed negative trends in our card category with the new greeting card offering. Increases in our average ticket were offset by declining customer counts. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within existing store’s trading area. We did not record sales from the internet in the second fiscal quarter 2005 or second quarter fiscal 2004. We expect to generate sales from the internet in the third quarter of fiscal 2005.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $188 or 0.8%, to $23,322 for the second quarter of fiscal 2005 from $23,134 for the second quarter of fiscal 2004. As a percentage of net sales, gross profit was 37.1% for the second quarter of fiscal 2005 compared to 37.2% in the same period in the prior year. We were successful in managing merchandise margins by obtaining a higher mark on percentage on goods available for sale while continuing to leverage our freight and distribution costs. These favorable variances are offset by higher occupancy costs as we opened new stores. Store occupancy costs increased $559 or 7.4% primarily as a result of additional stores. As a percent of sales, gross profit, excluding store occupancy costs, improved 60 basis points from the second quarter of fiscal 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,774 or 9.4% to $20,741 for the second quarter of fiscal 2005 from $18,967 for the second quarter of fiscal 2004. Major contributors to the increase are the store count and increase in net advertising expense of $839 or 36.3%. We incurred incremental advertising expense in conjunction with the roll out of the new greeting card initiative and deployed additional print advertising promoting the graduation selling season. Additionally, other corporate administrative expenses increased $324 or 7.2% because of additional payroll, insurance and professional services relating to new stores and other corporate governance initiatives. These increases were offset by a decrease in bonus expense as we adjusted our bonus accrual in light of lower than budgeted sales and earnings results. As a percentage of net sales, selling, general and administrative expenses were 33.0% in the second quarter of fiscal 2005 compared to 30.5% in the second quarter of fiscal 2004.

Depreciation expense. Depreciation expense was $675 in the second quarter of fiscal 2005 compared to $631 in the second quarter of fiscal 2004. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Interest Expense. Interest expense was $128 in the second quarter of fiscal 2005 compared to $168 in the second quarter of fiscal 2004. The decrease resulted from lower average borrowing levels as we increase our days payable with our vendors. The decrease in borrowing levels was offset by higher effective interest rates.

Income Tax Expense. Income tax expense was $761 in the second quarter of fiscal 2005 compared to $1,337 in the second quarter of fiscal 2004. Decrease is a function of lower income levels in the second quarter of fiscal 2005. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Six Months Ended July 30, 2005 and July 31, 2004

Net Sales. Net sales decreased $456 or 0.4%, to $118,634 for the six fiscal month period ended July 31, 2005 (“first half of fiscal 2005”) from $119,090 for the six fiscal month period ended July 31, 2004 (“first half of fiscal 2004”). The decrease is attributed to the poor comparable sales performance. Comparable sales decreased 2.3%. We continue to operate in a challenging retail environment with competition from dollar stores, mass merchants, grocery chains and other specialty retailers. Comparable store sales increases in the balloon and candy categories were offset by negative comparable store sales in the other four categories. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within existing store’s trading area. We did not record any sales from the internet in the first half of fiscal 2005 or the first half of fiscal 2004. We expect to generate sales from the internet in the third quarter of fiscal 2005.

Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $386 or 0.9%, to $43,621 for the first half of fiscal 2005 from $43,235 for the first half of fiscal 2004. As a percentage of net sales, gross profit was 36.8% for the first half of fiscal 2005 compared to 36.3% in the first half of fiscal 2004. We were successful in managing merchandise margins while continuing to leverage our freight and distribution costs. As a percent of sales, gross profit, excluding store occupancy costs, improved 120 basis points from the first half of fiscal 2004. Store occupancy costs increased $859 or 5.7% primarily as a result of additional stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,878 or 5.0%, to $39,680 for the first half of fiscal 2005 from $37,802 for the first half of fiscal 2004. Store related expenses increased $781 or 3.3% as a function of operating additional stores while net advertising expense increased $249 or 5.0% to $5,225 as we launched our new greeting card initiative and other promotional activities in an attempt to drive sales. Other corporate administrative expenses increased $848 or 9.5% because of increases in payroll related costs, insurance costs and professional fees. As a percentage of net sales, selling, general and administrative expenses were 33.4% in the first half of fiscal 2005 compared to 31.7% in the first half of fiscal 2004. Our expense levels outpacing our revenue growth cause the increase as a percentage of net sales.

Depreciation expense. Depreciation expense was $1,256 in the first half of fiscal 2005 compared to $1,214 in the first half of fiscal 2004. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels.

Interest Expense. Interest expense was $297 in the first half of fiscal 2005 compared to $399 in the first half of fiscal 2004. The decrease resulted from lower average borrowing levels as we increase our days payable with our vendors. The decrease in borrowing levels was offset by higher effective interest rates.

Income Tax Expense. Income tax expense was $1,007 in the first half of 2005 compared to $1,540 in the first half of fiscal 2004. Decrease is a function of lower income levels in the first half of fiscal 2005. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

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

The following table sets forth certain consolidated statements of cash flows data:

	FY2005	FY2004
	Six months ended July 30, 2005	Six months ended July 31, 2004
Cash flows from operating activities	$6,589	$6,270

Cash flows from investing activities	$(2,905)	$(1,546)

Cash flows from financing activities	$(3,682)	$(4,721)

At July 30, 2005 our working capital was $15,537. Net cash provided by operating activities for the six months ended July 30, 2005 was $6,589 compared to $6,270 of net cash provided by operating activities during the six months ended July 31, 2004. Fluctuation due to increases in our accounts payable balances as we work with our vendors in obtaining favorable trade terms. This was offset by higher inventory purchases related to seasonal merchandise and lower income levels for the six months ended July 30, 2005.

Net cash used in investing activities during the six months ended July 30, 2005 and the six months ended July 31, 2004 was $2,905 and $1,546, respectively. Net cash used in investing activities was for capital expenditures related to new store openings, computer equipment and software, store remodeling and warehouse equipment for the distribution center. Capital expenditures are higher in the current year due to information technology purchases of $653 related to a new software replenishment system which will be operational later this fiscal year coupled with $537 relating to the replacement of the bargain basket fixtures in our existing stores.

Net cash used in financing activities during the six months ended July 31, 2004 was $3,682 compared to $4,721 during the six months ended July 31, 2004. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on April 8, 2007, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Borrowings under the facility are limited by a percent of inventory levels. At September 12, 2005, the interest rate on our borrowings was 6.50%. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of July 30, 2005.

As of July 30, 2005, we had $9,974 in borrowings outstanding under the Loan Agreement and had utilized approximately $1,696 for issuance of letters of credit.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (including current portion)	$10.0	$10.0	$—	$—	$—
Operating Leases	123.5	29.0	46.7	23.8	24.0
Inventory Purchase Commitments (including open purchase orders)	22.3	18.2	3.4	0.7	—

Total	$155.8	57.2	$50.1	$24.5	$24.0

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of July 30, 2005, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three and six months ended July 30, 2005 and the three and six months ended July 31, 2004 would not have had a material impact on our financial position or results of operations.

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

As of September 12, 2005 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended July 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 7 2005, we held our Annual Meeting of Stockholders. There were a total of 3,107,559 votes entitled to be cast at the meeting. Of this total, 2,101,219, or approximately 68% of the total number of votes eligible to be cast, were represented either in person or by proxy. At the meeting, the stockholders elected three (3) Class Two directors. Set forth below are (i) the names of the persons elected to serve on our Board of Directors until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

	Votes For		Withheld
Director	Number	% of Total	Number	% of Total
Gary W. Rada	1,489,454	47.2%	611,765	19.7%
Peter M. Holmes	1,659,333	53.4%	441,886	14.2%
Patrick W. O’Brien	1,720,383	55.4%	380,836	12.3%

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent public auditors for the current fiscal year ending January 28, 2006. Set forth below is the results of that vote.

	Votes For		Votes Against		Votes Abstained
	Number	% 0f Total	Number	% of Total	Number	% of Total
Ratification of appointment of Deloitte & Touche LLP as our independent auditor	1,907,332	61.4%	192,385	6.2%	1,502	0.0%

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 (1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1 (2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2 (2)	Bylaws of Factory Card & Party Outlet Corp.

3.11 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003.

3.12 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004.

4.1 (2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2 (2)	Form of New Management Warrant, dated April 9, 2002.

4.3 (2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4 (2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5 (2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6 (2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1 (2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2 (5)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3 (2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4 (2) *	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5 (2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6 (2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7 (2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8 (5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9 (5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10 (3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11 (3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12 (3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13 (4)	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14 (5)*	Factory Card & Party Outlet Corp. Executive Severance Plan

10.15 (6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd. and Paramount Cards, Inc.

10.16 (7)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.17 (7)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.18 (7)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.19 (7)*	Form of Restricted Stock Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.20 (7)*	Summary of Incentive Bonus Agreements

10.21 (7)*	Summary of Non-Employee Director Compensation

10.22 (7)*	Summary of Arrangements with Certain Executives

21	Subsidiaries of the Company.

23.1	Report of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 10-K filed on April 26, 2005.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-Q as filed on June 14, 2005.
Notes
*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(b) Reports on 8-K.

Current Report on Form 8-K filed on May 5, 2005 announcing exception to ownership restrictions for a current shareholder.

Current Report on Form 8-K filed on May 9, 2005 announcing sales results for April 2005.

Current Report on Form 8-K filed on June 6, 2005 announcing sales results for May 2005 and announcing first quarter results will be released June 14, 2005.

Current Report on Form 8-K filed on June 14, 2005 announcing first quarter results fiscal 2005.

Current Report on Form 8-K filed on July 8, 2005 announcing sales results for June 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: September 12, 2005	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: September 12, 2005	By:	/s/ James D. Constantine
James D. Constantine
Executive Vice President and Chief Financial and Administrative Officer
[Principal Accounting Officer]