Form 10-Q
period 2005-10-29
FACTORY CARD OUTLET CORP
filed 2005-12-12
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 29, 2005

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

Factory Card Outlet Corp.

(Former Name)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of December 9, 2005 was 3,133,502.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended October 29, 2005

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

PART I - FINANCIAL INFORMATION, ITEM 1, FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	October 29, 2005	January 29, 2005
ASSETS

Current assets:
Cash	$194	$188
Merchandise inventories, net	52,625	43,653
Prepaid expenses and other assets	4,223	4,577
Deferred tax asset, net	3,587	5,527

Total current assets	60,629	53,945

Fixed assets, net	10,462	8,164
Other assets	139	170
Deferred tax asset, net	7,686	5,991

Total assets	$78,916	$68,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt – line of credit	$14,196	$12,032
Accounts payable	23,757	16,245
Accrued expenses	10,100	7,564
Current portion of long term debt and capital lease obligations	13	1,646

Total current liabilities	48,066	37,487

Long term debt and capital lease obligations	5	15
Deferred rent liabilities	1,655	1,895

Total liabilities	49,726	39,397

Stockholders’ equity	29,190	28,873

Total liabilities and stockholders’ equity	$78,916	$68,270

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended October 29, 2005	Three Months Ended October 30, 2004	Nine Months Ended October 29, 2005	Nine Months Ended October 30, 2004
Net sales	$56,240	$53,735	$174,874	$172,825
Cost of sales	35,883	34,216	110,896	110,071
Cost of sales – greeting card inventory write down	233	—	233	—

Gross profit	20,124	19,519	63,745	62,754

Selling, general and administrative expenses	21,093	17,860	60,773	55,662
Depreciation expense	749	681	2,005	1,895
Other income	—	—	—	(30)
Interest expense	251	187	548	586

Income (loss) before income tax expense (benefit)	(1,969)	791	419	4,641
Income tax expense (benefit)	(762)	319	245	1,859

Net income (loss)	$(1,207)	$472	$174	$2,782

Net income (loss) per share - basic	$(0.39)	$0.16	$0.06	$0.92

Weighted average shares outstanding – basic	3,079,907	3,028,121	3,068,906	3,010,665

Net income (loss) per share – diluted	$(0.39)	$0.14	$0.05	$0.79

Weighted average shares outstanding – diluted	3,079,907	3,486,838	3,449,241	3,527,153

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended October 29, 2005	For the Nine Months Ended October 30, 2004
Cash flows from operating activities:
Net income	$174	$2,782
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,005	1,895
Amortization of deferred financing costs	23	82
Deferred compensation expense	114	95
Impairment charge on fixed assets	200	—
Loss on disposal of fixed assets	43	6
Tax benefit of pre-confirmation net operating losses	—	1,801
Changes in assets and liabilities:
Merchandise inventories	(8,972)	(5,822)
Prepaid expenses and other assets, net	607	69
Accounts payable	7,512	5,333
Accrued expenses	2,536	2,363
Deferred rent obligation	(240)	(145)

Net cash flows from operating activities	4,002	8,459

Net cash flows from investing activities – purchase of fixed assets	(4,546)	(2,457)

Cash flows from financing activities:
Borrowings - line of credit	183,950	177,336
Repayments – line of credit	(181,786)	(180,358)
Payment of trade conversion and extended creditor note payable	(1,649)	(2,932)
Payment of capital lease obligations	(10)	(246)
Discount on payment of trade conversion and extended creditor note payable	—	(20)
Increase in extended creditor note payable	16	136
Cash received from exercise of stock options and warrants	29	90

Net cash flows from financing activities	550	(5,994)

Net increase in cash	6	8
Cash at beginning of period	188	179

Cash at end of period	$194	$187

Supplemental cash flow information:
Interest paid	$569	$587
Alternative minimum taxes paid	37	—
Income taxes refunded	—	3
Cash paid for reorganization items	—	7
Supplemental non cash information:
Unearned restricted stock awards	174	180

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

The Company is a chain of company-owned stores offering an extensive selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise and other special occasion merchandise at everyday value prices. As of October 29, 2005, the Company operated 189 stores in 20 states. The Company’s fiscal year ends on the Saturday closest to January 31st.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The fair market value of assets was determined primarily by market prices of similar assets at the stores.

Due to missing internal sales targets and experience of negative comparable store sales in the current fiscal year, the Company evaluated its finite-lived assets during the third quarter of fiscal 2005. Based on current and projected performance, the Company recorded $200 in fixed asset impairments in the third quarter of fiscal 2005. There were no fixed asset impairments in fiscal 2004. After adjusting for the impairment charge, the Company believes the carrying value and useful lives are appropriate.

(2)	Debt – Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on October 31, 2008, currently provides up to $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. A second amendment was entered into on October 7, 2005. The second amendment, among other things, extended the maturity date to October 31, 2008, reduced the interest rate on Libor rate loans, provides for a potential increase in the maximum revolver limit from $30,000 up to $45,000, revised the minimum operating covenants and provides for prepayment premiums of the maximum revolver amounts.

Borrowings under the facility are limited by a percent of inventory levels. At October 29, 2005, the interest rate on the Company’s borrowings was 5.8%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of October 29, 2005 and January 29, 2005.

At October 29, 2005 and January 29, 2005, the Company has outstanding borrowings under the Loan Agreement of $14,196 and $12,032, respectively.

(3)	Debt and Capital Lease Obligations

The following table summarizes the components of Debt and Capital Lease Obligations at October 29, 2005 and January 29, 2005, including its current portion.

	October 29, 2005	January 29, 2005
Discounted value of extended creditor note payable	$—	$1,634
Capital leases	18	27

Sub total	18	1,661

Less current maturities	(13)	(1,646)

Total long term debt and capital lease obligations	$5	$15

On April 7, 2005 the Company paid the remaining balance of the extended creditor note payable.

(4)	Stockholders’ Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,133,152 common shares were deemed outstanding at October 29, 2005.

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three and nine months ended October 29, 2005 was $31 and $96, respectively. Expense relating to outstanding restricted stock awards for the three and nine months ended October 30, 2004 was $32 and $95, respectively.

In April 2002, the Company adopted a 2002 stock option plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 298,000 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at October 29, 2005.

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants are exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At October 29, 2005, Warrants to purchase an aggregate of 264,438 shares common stock were outstanding.

On April 23, 2002, the Board of Directors approved the non-employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 215,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at October 29, 2005.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 335,351 options were outstanding at October 29, 2005 with exercise prices ranging from $6.38 to $19.00.

In June 2005, the Board of Directors approved a restricted share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to outstanding restricted stock awards for the three and nine months ended October 29, 2005 was $12 and $20, respectively.

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

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share – basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share – diluted assumes, in addition to the above, the effect of potentially dilutive securities. The dilutive impact of stock options and warrants is calculated using the treasury method.

The reconciliation of earnings (loss) per share- basic to earnings (loss) per share - diluted for the three months ended October 29, 2005 and October 30, 2004 is as follows (in thousands, except per share amounts):

	For the three months ended October 29, 2005	For the three months ended October 30, 2004
Net income (loss)	$(1,207)	$472
Earnings (loss) per share – basic	$(0.39)	$0.16
Earnings (loss) per share – diluted	$(0.39)	$0.14
Weighted average shares outstanding - basic	3,079,907	3,028,121
Dilutive effect of stock options and warrants	—	458,717

Weighted average shares outstanding - diluted	3,079,907	3,486,838

Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted loss per share. Therefore, the Company’s loss per share for the three months ended October 29, 2005 is the same amount on a basic and diluted basis, respectively. Had the Company reported net income in the three months ended October 29, 2005, the dilutive effect of stock options and warrants would have been 289,774 shares.

Options and warrants to purchase 420,602 common shares at prices ranging from $8.00 to $22.40 per share were outstanding as of October 29, 2005 but were not considered in the calculation of diluted earnings per share for the three months ended October 29, 2005 because the strike price was greater than the average market price per share during the period.

The reconciliation of earnings per share - basic to earnings per share - diluted for the nine months ended October 30, 2005 and October 30, 2004 is as follows (in thousands, except per share amounts):

	For the nine months ended October 29, 2005	For the nine months ended October 30, 2004
Net income	$174	$2,782
Earnings per share – basic	$0.06	$0.92
Earnings per share – diluted	$0.05	$0.79
Weighted average shares outstanding – basic	3,068,906	3,010,665
Dilutive effect of stock options and warrants	380,335	516,488

Weighted average shares outstanding - diluted	3,449,241	3,527,153

Options and warrants to purchase 237,500 common shares at prices ranging from $9.31 to $22.40 per share were outstanding as of October 29, 2005 but were not included in the calculation of diluted earnings per share for the nine months ended October 29, 2005 because the strike price was greater than the average market price per share during the period.

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

	For the three months ended October 29, 2005	For the three months ended October 30, 2004	For the nine months ended October 29, 2005	For the nine months ended October 30, 2004
Net income (loss), as reported	$(1,207)	$472	$174	$2,782
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	77	149	829	419

Pro forma net income (loss)	$(1,284)	$323	$(655)	$2,363

Earnings (loss) per share:
Basic-as reported	$(0.39)	$0.16	$0.06	$0.92

Basic-pro forma	$(0.42)	$0.11	$(0.21)	$0.78

Diluted-as reported	$(0.39)	$0.14	$0.05	$0.79

Diluted-pro forma	$(0.42)	$0.09	$(0.21)	$0.67

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

The per share weighted average fair value of stock options granted during the three and nine months ended October 29, 2005 and October 30, 2004 was estimated using the Black Scholes Option-Pricing Model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 3.39% to 4.73%, volatility of 50% and an expected life of 6 to 10 years.

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

One vendor had an ownership interest of more than 5% during the nine months ended October 30, 2004. Total purchases from that vendor were $3,031 during the nine months ended October 30, 2004 and amounts owed to that entity were $380 at October 30, 2004.

(9)	Subsequent Event

On November 29, 2005, James D. Constantine elected to resign his position as Executive Vice President, Chief Financial Officer, Chief Administrative Officer and director of the Company to pursue other interests. Mr. Constantine did not resign due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

The Company and Mr. Constantine entered into a separation agreement pursuant to which the Company has agreed to pay Mr. Constantine a gross amount of $287,500, minus customary payroll deductions, as follows: (i) $143,750 on the six month anniversary of the separation agreement; and (ii) the remaining $143,750 paid in equal installments in accordance with the Company’s payroll practices over the following six months. Mr. Constantine will also be entitled to continued participation in the Company’s health and life insurance benefit plans during the 12 month period following the date of the separation agreement. The Company also accelerated the vesting of all unvested stock options and restricted stock held by Mr. Constantine and extended the exercise period of all stock options held by Mr. Constantine, which would have expired 90 days after termination of Mr. Constantine’s employment, until the seventh month anniversary of the date of the separation agreement. The separation agreement also contains mutual releases and confidentiality and non-compete provisions.

Mr. Jarett A. Misch, the Company’s current Controller, has been appointed as the Vice President, Controller and Chief Accounting Officer. Mr. Timothy J. Benson has been appointed Vice President, and Treasurer.

(10)	Contingencies

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleged that the Company breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One sought damages of approximately $4,800 and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement.

On October 25, 2005, the Company entered into a settlement agreement with Midwest One. The settlement agreement provides for a mutual release by the parties relating to the former distribution agreement between the parties and the subject matter of the aforementioned lawsuit. Under the terms of the settlement, the Company agreed to pay Midwest One, without interest, an aggregate of $550; payable $125 by November 30, 2005, and additional $150 by December 30, 2005 and the remaining balance of $275 by March 31, 2006. The Company made the first payment to Midwest One. Midwest One has agreed to transfer to the Company, at the Company’s option, certain sorting equipment. The impact of the settlement agreement, net of reserves in prior fiscal quarters, is $237. This amount is recorded as part of Selling, General and Administrative expenses in the third quarter of fiscal 2005.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

Overview

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., are a specialty retailer offering a wide selection of party supplies, greeting cards, giftwrap, balloons, gifts, seasonal merchandise and other special occasion merchandise at everyday value prices. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2005 is the period January 30, 2005 to January 28, 2006. Fiscal 2004 is the period February 1, 2004 to January 29, 2005. As of October 29, 2005, we operated 189 stores in 20 states. The following table summarizes store opening and closing activity during the first nine months of fiscal 2005.

	For the three months ended:			For the nine months ended:
	October 29, 2005		October 30, 2004	October 29, 2005		October 30, 2004
Beginning of period	186		180	184		177
Openings	4	*	1	7	*	5
Closings	(1)		—	(2)		(1)

End of period	189		181	189		181

*	Does not include one temporary Halloween store opened on September 2, 2005 and closed on November 15, 2005.

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

This agreement enables the repositioning of our greeting card strategy by introducing a multi-tiered pricing program featuring high quality greeting cards retailing at a new low price of 49 cents, blended with the introduction of premium greeting cards selling for 99 cents. Our customers will benefit from a greatly improved greeting card value, enriched by our relationship with Premier Greetings, a company with excellent resources and a recognized leader in the greeting card industry. During the most recent quarter ended October 29, 2005, we generated positive comparable store sales in our card category.

Under the terms of the agreement, substantially all the cards sold will be supplied by Premier Greetings. The terms will allow us to materially reduce our ongoing inventory position of greeting card merchandise. In connection with this program, we recorded a pre-tax charge of $4,415 in the fourth quarter of fiscal 2004 and $233 in the third quarter of fiscal 2005 primarily related to the write down of inventory.

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At October 29, 2005 and January 29, 2005, we had reserves of $1,632 and $5,893, respectively.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Our judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	store closings; or

•	underperforming business trends.

Due to missing internal sales targets and continued negative comparable store sales trends in the nine months October 29, 2005, we performed an impairment review of each store in the third quarter of fiscal 2005. In the evaluation of the fair value and future benefits of long-lived assets, we performed an analysis by store of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeded the undiscounted cash flows, the carrying value was reduced to its fair value. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. Based upon our review, a pre-tax charge of $200 related to fixed asset impairment was taken during the third quarter of fiscal 2005. No impairment charges were incurred in fiscal 2004.

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

	Three months ended October 29, 2005	Three months ended October 30, 2004	Nine months ended October 29, 2005	Nine months ended October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	63.7	63.5	63.7

Gross profit	35.8	36.3	36.5	36.3
Selling, general and administrative expenses	37.5	33.2	34.8	32.2
Depreciation expense	1.3	1.3	1.1	1.1
Interest expense	0.4	0.3	0.3	0.3

Income (loss) before income tax expense	(3.4)	1.5	0.3	2.7
Income tax expense (benefit)	(1.4)	0.6	0.1	1.1

Net income (loss)	(2.0)%	0.9%	0.2%	1.6%

Number of stores open at end of period	189	181	189	181

Three Months October 29, 2005 and October 30, 2004

Net Sales. Net sales increased $2,505 or 4.7% to $56,240 for the three month period ended October 29, 2005 (“third quarter of fiscal 2005”) from $53,735 for the three month period ended October 30, 2004 (“third quarter of fiscal 2004”). The increase is attributed to the store count coupled with a modest 1.0% increase in comparable store sales. The weighted average number of stores opened during the third quarter of fiscal 2005 was 187 compared with 180 during the third quarter of fiscal 2004. We experienced modest comparable store sales increases in all categories with the exception of candy and gifts which experienced declines. Our Halloween business helped drive our positive comparable store sales increase. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within an existing store’s trading area.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $605 or 3.1%, to $20,124 for the third quarter of fiscal 2005 from $19,519 for the third quarter of fiscal 2004. As a percentage of net sales, gross profit was 35.8% for the third quarter of fiscal 2005 compared to 36.3% in the same period in the prior year. The decrease as a percentage of sales can be attributed to higher store occupancy costs and our new greeting card program. Store occupancy costs increased $581 or 7.6% as we opened new stores and our greeting card gross margins were negatively impacted by the write down of inventory associated with the roll out of our new card program. These factors were offset by continued leverage of our freight and distribution costs and better mark on percentage of goods available for sale in the other categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3,233 or 18.1% to $21,093 for the third quarter of fiscal 2005 from $17,860 for the third quarter of fiscal 2004. Major contributors to the increase are the following:

•	Store payroll increased approximately $1,000 as we opened more stores and made a commitment to invest hourly store labor to meet customer service needs, especially in our Halloween selling season.

•	Store general expense, inclusive of store pre-open and remodel expenses, increased approximately $1,000 as we opened more stores, continued to maintain an aging store base and invested in a temporary Halloween and E-Commerce store.

•	Net advertising expense increased approximately $600 or 40% as we attempted to drive customer counts through use of a direct mail program, Internet advertising as well as billboards in the third quarter of fiscal 2005.

•	Settlement of a dispute with a former freight vendor for approximately $240, net of reserves in prior fiscal quarters.

•	Impairment charge related to fixed assets at under-performing stores of $200.

•	Increase in other corporate general and administrative expenses in the area of professional fees, insurance and payroll related items.

As a percentage of net sales, selling, general and administrative expenses were 37.5% in the third quarter of fiscal 2005 compared to 33.2% in the third quarter of fiscal 2004.

Depreciation expense. Depreciation expense was $749 in the third quarter of fiscal 2005 compared to $681 in the third quarter of fiscal 2004. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels. Since October 2004, we opened 11 new store prototypes.

Interest Expense. Interest expense was $251 in the third quarter of fiscal 2005 compared to $187 in the third quarter of fiscal 2004. The increase resulted from higher average borrowing levels as we open new stores coupled with an increase in our effective interest rate.

Income Tax Expense (Benefit). Income tax benefit was $762 in the third quarter of fiscal 2005 compared to income tax expense of $319 in the third quarter of fiscal 2004. The decrease is a function of lower income levels in the third quarter of fiscal 2005. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Nine Months Ended October 29, 2005 and October 30, 2004

Net Sales. Net sales increased $2,049 or 1.2%, to $174,874 for the nine months ended October 29, 2005 from $172,825 for the nine months ended October 30, 2004. The increase is attributed to store count offset by negative comparable store sales performance. Our weighted average store count was 186 in the nine months ended October 29, 2005 vs. 179 in the nine months ended October 20, 2004. Comparable store sales decreased 1.3% during the nine months ended October 29, 2005. We continue to operate in a challenging retail environment with competition from dollar stores, mass merchants, grocery chains and other specialty retailers. Comparable store sales increases in the balloon, basic party and seasonal categories were offset by negative comparable store sales in the other categories. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within existing store’s trading area.

Gross Profit. Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $991 or 1.6%, to $63,745 for the nine months ended October 29, 2005 from $62,754 for the nine months ended October 30 2004. As a percentage of net sales, gross profit was 36.5% for the nine months ended October 29, 2005 compared to 36.3% for the nine months ended October 30, 2004. Despite our greeting card write down in the third quarter of fiscal 2005, we were successful in managing merchandise margins while continuing to leverage our freight and distribution costs. As a percent of sales, gross profit, excluding store occupancy costs, improved 80 basis points from the same period a year ago. Store occupancy costs increased $1,440 or 6.3% primarily as a result of additional stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $5,111 or 9.2%, to $60,773 for the nine months ended October 29, 2005 from $55,662 for the nine months ended October 30, 2004. Major contributors to the increase are as follows:

•	Store payroll related expenses increased approximately $1,400 as a function of operating additional stores and making an investment in store labor during the Halloween selling season.

•	Other store expenses, including pre-open costs, increased approximately $1,400 as we operated additional stores and maintained an aging store base.

•	Net advertising expense increased approximately $800 or 13% to $7,277 as we launched our new greeting card initiative in the current year, invested in a direct mail program and aggressively pursued Halloween sales in the third fiscal quarter in an attempt to drive sales.

•	Other corporate administrative expenses increased approximately $1,500 because of increases in payroll related costs, insurance costs, professional fees, impairment charge on fixed assets and settlement of a dispute with a former vendor.

As a percentage of net sales, selling, general and administrative expenses were 34.8% for the nine months ended October 29, 2005 compared to 32.2% for the nine months ended October 30, 2004.

Depreciation expense. Depreciation expense was $2,005 for the nine months ended October 29, 2005 compared to $1,895 for the nine months ended October 30, 2004. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels. We opened 11 new store prototypes since October 2004.

Interest Expense. Interest expense was $548 for the nine months ended October 29, 2005 compared to $586 for the nine months ended October 30, 2004. The decrease resulted from lower average borrowing levels as we increase our days payable with our vendors and paid off trade the conversion note and extended creditor notes. The decrease in borrowing levels was partially offset by higher effective interest rates.

Income Tax Expense. Income tax expense was $245 for the nine months ended October 29, 2005 compared to $1,859 for the nine months ended October 30, 2004. Decrease is a function of lower income levels for the nine months ended October 29, 2005. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

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

The following table sets forth certain consolidated statements of cash flows data:

	FY2005	FY2004
	Nine months ended October 29, 2005	Nine months ended October 30, 2004
Cash flows from operating activities	$4,002	$8,459

Cash flows from investing activities	$(4,546)	$(2,457)

Cash flows from financing activities	$550	$(5,994)

At October 29, 2005 our working capital was $12,563. Net cash provided by operating activities for the nine months ended October 29, 2005 was $4,002 compared to $8,459 of net cash provided by operating activities for the nine months ended October 30, 2004. Decrease is due to lower income levels coupled with rising inventory levels as we open more stores.

Net cash used in investing activities for the nine months ended October 29, 2005 and the nine months ended October 30, 2004 was $4,546 and $2,457, respectively. Net cash used in investing activities was for capital expenditures related to new store openings, computer equipment and software, store remodeling and warehouse equipment for the distribution center. Significant expenditures in the current year relate to investments related a new replenishment system of approximately $700, investment in new store fixtures of approximately $1,100 and approximately $600 related to the bargain basket retrofit project as we rolled out our private label program.

Net cash provided in financing activities for the nine months ended October 29, 2005 was $550 compared to $5,994 of net cash used for the nine months ended October 30, 2004. Amounts are attributable to the level of borrowings and repayments. The Trade Conversion Note was paid off in fiscal 2004 and the remaining balance of the extended creditor note was paid off in the first quarter of fiscal 2005. The only debt remaining on the balance sheet at October 29, 2005 is the revolving line of credit and capital lease obligations.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on October 31, 2008, currently provides up to $30,000, (including $10,000 million for letters of credit) to fund working capital needs and for general corporate purposes. A second amendment was entered into on October 7, 2005. The second amendment, among other things, extended the maturity date to October 31, 2008, reduced the interest rate on Libor rate loans, provides for a potential increase in the maximum revolver limit from $30,000 to up to $45,000, revised the minimum operating covenants and provides for prepayment premiums of the maximum revolver amount.

Borrowings under the facility are limited by a percent of inventory levels. At December 10, 2005, the interest rate on our borrowings was 6.0%. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of October 29, 2005.

As of October 29, 2005, we had $14,196 in borrowings outstanding under the Loan Agreement and had utilized approximately $1,587 for issuance of letters of credit.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (*) (including current portion)	$14.2	$14.2	$—	$—	$—
Operating Leases(**)	122.5	29.4	44.5	23.1	25.5

Inventory Purchase Commitments (including open purchase orders)	16.9	14.1	2.4	.4	—

Total	$153.6	57.7	$46.9	$23.5	$25.5

(*)	Interest payments are excluded from total.
(**)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the nine months ended October 29, 2005 totaled $ 5.7 million.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of October 29, 2005, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime rate. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three and nine months ended October 29, 2005 and the three and nine months ended October 30, 2004 would not have had a material impact on our financial position or results of operations.

ITEM 4 CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 10, 2005 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended October 29, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2004, Midwest One Distribution Company filed a lawsuit against us in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois, captioned Midwest One Distribution Co. vs. Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd. The lawsuit alleged that we breached a distribution agreement between the parties that terminated on January 31, 2004 by failing to pay certain invoices from Midwest One for certain services and/or expenses allegedly performed or incurred by Midwest One. Midwest One sought damages of approximately $4,800 and an accounting of all distribution services for which Midwest One was entitled to compensation under the distribution agreement.

On October 25, 2005, we entered into a settlement agreement with Midwest One. The settlement agreement provides for a mutual release by the parties relating to the former distribution agreement between the parties and the subject matter of the aforementioned lawsuit. Under the terms of the settlement, we agreed to pay Midwest One, without interest, an aggregate of $550; payable $125 by November 30, 2005, and additional $150 by December 30, 2005 and the remaining balance of $275 by March 31, 2006. We made the first payment to Midwest One. Midwest One has agreed to transfer to us, at our option, certain sorting equipment.

We are from time to time involved in routine litigation incidental to the conduct of our business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 (1)	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002

3.1 (2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2 (4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.11 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated July 17, 2003

3.12 (5)	Amendment to the Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp. dated April 6, 2004

4.1 (2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet and Wells Fargo Bank Minnesota, N.A.

4.2 (2)	Form of New Management Warrant, dated April 9, 2002

4.3 (2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601)

4.4 (2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5 (2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601)

4.6 (2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1 (2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent

10.2 (6)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent

10.3 (2)	Security Agreement dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee

10.4 (2)*	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan

10.5 (2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics

10.6 (2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601)

10.7 (2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine

10.8 (6)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower

10.9 (6)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada

10.10 (3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan

10.11 (3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan

10.12 (3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan

10.13 (4) *	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan

10.14 (5)*	Factory Card & Party Outlet Corp. Executive Severance Plan

10.15 (7)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd. and Paramount Cards, Inc.

10.16 (8)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Stock Option Plan

10.17 (8)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan

10.18 (8)*	Form of Stock Option Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan

10.19 (8)*	Form of Restricted Stock Agreement under The Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan

10.20 (8)*	Summary of Incentive Bonus Agreements

10.21 (8)*	Summary of Non-Employee Director Compensation

10.22 (8)*	Summary of Arrangements with Certain Executives

10.23 (9)	Second Amendment Agreement dated as of October 7, 2005 by and between Factory Card Outlet of America Ltd., the lenders thereto and Wells Fargo Retail Finance II, LLC as agent

10.24 (10)*	Factory Card & Party Outlet Corp. Amended and Restated Executive Severance Plan

10.25 (10)*	Amendment to Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada

10.26 (10)*	Amendment to Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower

21	Subsidiaries of the Company

23.1	Report of Independent Registered Public Accounting Firm

23.2	Awareness Letter from Deloitte & Touche, LLP

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K as filed on May 2, 2003.

(5)	Incorporated by reference to the Company’s Annual report on Form 10-K as filed on April 24, 2004
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 26, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 13, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(b) Reports on 8-K.

Current Report on Form 8-K filed on August 8, 2005 announcing sales results for July 2005.

Current Report on Form 8-K filed on September 2, 2005 announcing sales results for August 2005 and announcing second quarter results will be released September 13, 2005.

Current Report on Form 8-K filed on October 6, 2005 announcing sales results for September 2005.

Current Report on Form 8-K filed in October 13, 2005 announcing entry into a material definitive agreement with Wells Fargo Retail Finance LLC..

Current Report on Form 8-K filed on October 28, 2005 announcing entry into a settlement term sheet with Midwest One Distribution Company with respect to the previously disclosed lawsuit initially filed by Midwest One in March 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: December 12, 2005	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: December 12, 2005	By:	/s/ Jarett A. Misch
Jarett A. Misch
Vice President, Controller and Chief Accounting Officer
[Principal Accounting Officer]