Form 10-K
period 2006-01-28
FACTORY CARD OUTLET CORP
filed 2006-04-19
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 28, 2006 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer  ☐, accelerated filer  ☐, non-accelerated filer  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 30, 2005 was approximately $26,356,760 computed on the basis of the last reported close price per share $8.85 of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2006 was 3,188,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Factory Card & Party Outlet Corp.’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10K.

Factory Card & Party Outlet Corp.

Annual Report on Form 10-K

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

References throughout this document to the Company include Factory Card & Party Outlet Corp. and its wholly-owned subsidiary Factory Card Outlet of America, Ltd. In this document the words “we,” “our,” “ours,” and “us” refer only to Factory Card & Party Outlet Corp. and its wholly-owned subsidiary and not to any other person.

The Company’s website—www.factorycard.com—provides access, free of charge, to the Company’s SEC reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. On our website, please see “Corporate Information” for a link to our SEC reports.

Statements made in this Form 10-K and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “intend,” or similar statements or variations of such terms.

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

PART I

ITEM 1.    BUSINESS

General

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., is the largest publicly traded retail party chain in the United States. Factory Card & Party Outlet as of April 14, 2006 currently operates 191 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise, and other special occasion merchandise at everyday value prices.

Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2005 is the 52 week period January 30, 2005 to January 28, 2006. Fiscal 2004 is the 52 week period February 1, 2004 to January 29, 2005. Fiscal 2003 is the 52 week period February 2, 2003 to January 31, 2004. In Fiscal 2005, we opened eight new stores and closed four. During Fiscal 2004, we opened eight new stores and closed one, while in Fiscal 2003 we opened six new stores with zero closures. The Fiscal 2005 opening and closure numbers include one store relocation.

Factory Card & Party Outlet stores provide our customers with value solutions for all their party and social occasion needs in a one-stop, festive environment. As a leader in the market place, our stores, which average approximately 11,500 square feet, carry the most current and sought after merchandise in the Party Solution, Greeting Card, Gift Wrap, Balloon, Seasonal Event and Special Occasion Merchandise arenas.

Industry Overview

Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from party supply stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift-wrap, and related items, was estimated at $36 billion in sales in 2004.

Business Strategy

Our goal is to become the premier specialty retailer of greeting cards and party supplies in the United States through merchandising innovation, value orientation and controlled growth. The key elements of our current strategy are as follows:

Merchandise Offering.    Our 20 years of experience serving the customer’s party and social occasion needs is reflected in the quality and breadth of our merchandise offerings. We provide an easy to shop, value oriented merchandising solution with over 36,000 SKU’s in six major merchandising categories: Party Solutions, Greeting Cards, Gift Wrap, Balloons, Seasonal Events and Special Occasion Merchandise.

•	Party Solutions—For the customer planning a “kids” or adult birthday party, wedding or anniversary, baby or bridal shower, general themed such as luau or seasonal party we carry a variety of licensed and non-licensed patterns with coordinating plates, cups, napkins, table covers, decorations and party favors. As an industry leader we are often first to market with new licensed patterns and constantly looking for new and exciting themes. Completing the party solution category is our extensive selection of solid color paper and plastic tableware, plastic cutlery, serving trays, bowls and foil catering supplies.

•

Greeting Cards—Our greeting card offering, which includes more than 3,000 titles, has long stood for value, selection and quality. That reputation was strengthened with the launch of our new greeting card line in Fiscal 2005. This new program offers a multi-tier pricing strategy with a “value” card line at 49¢ and a “premium” line starting at 99¢. Our customers have reacted positively to this change and we have reversed the negative store sales trends in this category in Fiscal 2005. Based on industry data, we believe that on average we sell more greeting card units on a per store basis than any other publicly traded retailer in the United States.

•	Giftwrap—Our extensive product offering includes gift wrap, gift bags, tissue, bows, ribbon and decorative gift boxes. In Fiscal 2005, we dramatically expanded our selection of gift bags to meet the ever-changing needs of our consumers. Our overall offering has evolved to meet the customers needs as well as provide solutions for the value oriented customer and the customer seeking a premium gift wrap solution.

•	Balloons—We offer our customers the largest selection of Mylar and latex balloons in the industry. We continue to be a premier destination for balloons with solutions for both the customer who needs inflated balloons for an occasion or event as well as helium kits for the do-it-yourself customer.

•	Seasonal and Religious Events—In addition to providing solutions for our customer’s everyday party and social occasion needs we also provide a full complement of merchandise offerings for seasonal and religious events including Super Bowl, Valentine’s Day, Mardi Gras, St. Patrick’s Day, Easter, Passover, Graduation, Communion and Confirmation, Mother’s Day, Father’s Day, Fourth of July, Rosh Hashanah, Halloween, Thanksgiving, Christmas, Hanukkah and New Year’s.

•	Other Special Occasion Merchandise—Our major product lines are complimented with other special occasion items in order to provide a complete shopping solution for our customers. These items include candy, candles, picture frames, photo albums, stationery, gifts, decorations and novelty items.

Everyday Value Pricing.    Our strategy of everyday value pricing is designed to provide customers with consistent value on their purchases. To further strengthen our value image we introduced a private label program called Partymania™ in Fiscal 2005. With the tag line “More Party For Your Dollar,” this new private label program focuses much of our core value priced product under one value oriented brand.

Store Design and Layout.    Our stores are designed to provide our customers with an easy and convenient shopping experience in a fun and festive environment. Our store layouts reflect our merchandising strategy with clearly defined sections for Party Solutions, Greeting Cards, Gift Wrap, Balloons, Seasonal Events and Special Occasion Merchandise.

Marketing.    Our marketing efforts are focused on the two primary objectives of acquiring new customers and keeping current customers.

Multi-page print advertisements are periodically circulated to consumers via newspaper and direct mail. Distributed to wide audiences in the areas surrounding our stores, these vehicles are used primarily to attract new customers. Specialized mailing lists intended to reach specific segments of potential customers are also utilized.

To increase customer loyalty, targeted mailings and e-mails highlighting product offerings and promotions are periodically sent to customers from our ever growing Preferred Customer List. Database marketing has become more prevalent in our overall marketing strategy.

FactoryCard.com.    On September 18, 2005, we received our first online order at our newly redesigned website, FactoryCard.com. The launch of this site marked the beginning of our efforts to lead our industry with a best-of-breed, multi-channel shopping experience. At launch, we offered a large selection of Halloween costumes and accessories, including web-exclusive costumes with prices ranging as high as seven hundred fifty dollars. Our web-store now offers over 2,000 party solution items, and will continue to grow in breadth of selection over time. We believe that our e-commerce operation will allow us to generate increased revenue and more effectively compete against a wide array of online and offline competitors. We intend to accomplish this while leveraging our current distribution, merchandising and marketing competencies.

Distribution Center and Office Complex.    We operate a modern 340,000 square foot distribution center and corporate office facility located on 39 acres in Naperville, Illinois. With this strategy we provide purchasing, inventory management, store operating and distribution efficiencies that few chains in our industry can match. Our supply chain strategy provides for scheduled, consistent deliveries to our stores, allowing for greater efficiency in labor planning at each store location.

Product Sourcing

We have historically been able to take advantage of volume purchase discounts due to our size and the use of our distribution center. We purchase our inventory from more than 300 vendors worldwide, with the largest supplier, Amscan, Inc., representing approximately 14% and the ten largest suppliers representing approximately 52% of our aggregate purchases in Fiscal 2005. Approximately 9% of our merchandise is directly imported from foreign manufacturers or their agents, principally from the Far East and England.

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. Under the terms of the agreement, Paramount supplies substantially all of the greeting cards sold in our stores. The Agreement imposes certain requirements and obligations relating to, among other things, shelf space, replenishment processes and seasonal returns.

On January 26, 2006, we entered into a definitive agreement with Amscan Holdings, Inc. to be our exclusive supplier of solid color paper tableware products. In conjunction with the agreement, Amscan ships all sourced merchandise to our centralized distribution center. The agreement also provides that the ownership of merchandise will not transfer over until the goods ship out from our distribution center.

Except for the definitive agreements with the Premier Greetings division of Paramount Cards Inc. and Amscan Holdings, Inc. we generally do not have long-term contracts with any suppliers, however, we have entered into agreements with certain trade vendors to provide us with favorable payment terms, including extended payment terms and seasonal advances. We believe our well-established relationships with overseas suppliers have historically provided us with an advantage over many of our competitors by enabling us to offer an extensive selection of distinctive products at higher gross margins.

Management Information Systems

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past four years we have invested significant resources in systems and infrastructure to support our business and increase efficiencies. We use a management information and control system based on the JDA Merchandise Management System software package (“JDA”) which supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to our headquarters through personal computers which interface with an IBM AS/400 operating system and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. The stores are also tied into our point-of-sale system (“POS system”). The POS system provides sales information to our stores and central office and is used to enhance merchandise planning and buying programs. In the second half of Fiscal 2005, we integrated JDA’s Portfolio Advanced Replenishment by E3® suite and JDA’s Seasonal Profiling by Intellect™ into our existing JDA Merchandise Management System installation. This highly regarded retail system provides sophisticated demand forecasting and functionalities such as seasonal profiling, exception management and promotional sales planning that will enable us to optimize store replenishment while reducing overall inventory.

Store Locations

As of April 14, 2006, we operated 191 stores in 20 states, all of which are leased. Our store leases typically have an average initial term of 10 years with two five-year renewal options. We currently have plans to open up to seven additional stores in Fiscal 2006. Below is a list of our store locations as of April 14, 2006:

Location	Number of Stores
Delaware (1)
Stanton	1
Florida (9)
Gainesville	1
Jacksonville	1
Cape Coral	1
Port Orange	1
Ormond Beach	1
Tampa	1
Bradenton	1
Lakeland	1
Sanford	1
Illinois (43)
Chicago Metro	35
Bloomington	1
Champaign	1
De Kalb	1
Fairview Heights	1
Moline	1
Peoria	1
Rockford	1
Springfield	1
Indiana (21)
Indianapolis Metro	7
Anderson	1
Bloomington	1
Clarksville	1
Evansville	2
Fort Wayne	1
Highland	1
Kokomo	1
Lafayette	1
Merrillville	1
Michigan City	1
Muncie	1
Mishawaka	1
Richmond	1
Iowa (9)
Des Moines Metro	5
Marion	1
Davenport	1
Dubuque	1
Waterloo	1

Location	Number of Stores
Kentucky (6)
Louisville Metro	3
Lexington	1
Florence	1
Owensboro	1
Maryland (14)
Baltimore Metro	7
Washington, D.C. Metro (MD)	4
Salisbury	1
Rosedale	1
Bowie	1
Michigan (1)
Benton Harbor	1
Minnesota (6)
Minneapolis St. Paul Metro	4
Mankato	1
Rochester	1
Missouri (10)
St. Louis Metro	6
Cape Girardeau	1
Columbia	1
Joplin	1
Springfield	1
Nebraska (5)
Omaha Metro	3
Lincoln	1
Grand Island	1
New York (9)
Buffalo Metro	3
Latham	1
Olean	1
Rochester	3
Dewitt	1
North Carolina (3)
Charlotte	1
Raleigh	1
Winston Salem	1

Location	Number of Stores
Ohio (19)
Cincinnati Metro	3
Cleveland Metro	5
Columbus Metro	4
Akron	2
Beaver Creek	1
Lancaster	1
Mansfield	1
St. Clairsville	1
Wooster	1
Pennsylvania (5)
Erie	1
Hanover	1
State College	1
Wilkes Barre- Scranton	2
South Carolina (2)
Charleston	1
Greenville	1
Tennessee (5)
Chattanooga	2
Memphis	1
Nashville	2
Virginia (7)
Washington D.C. Metro (VA)	1
Fredericksburg	1
Lynchburg	1
Newport News	1
Norfolk	1
Richmond	2
West Virginia (1)
Clarksburg	1
Wisconsin (15)
Milwaukee Metro	7
Appleton	1
Eau Claire	1
Green Bay	1
Janesville	1
Madison	2
Oshkosh	1
Wausau	1

Total	191

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

Government Regulation

Each of our stores must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store. In addition, we must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We also must comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

We have approximately 2,700 employees as of January 28, 2006, comprising approximately 1,000 full-time and 1,700 part-time employees. The number of store employees increases during peak selling seasons. Our employees are not covered by a collective bargaining agreement. We believe relations with our employees are generally good.

Reorganization

On April 9, 2002, we consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a February 5, 2002 order entered by the U.S. Bankruptcy Court for the District of Delaware approving our joint plan of reorganization. We have been operating out of bankruptcy since April 9, 2002. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

ITEM 1A.    RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the other information included or incorporated by reference in this report before you decide your actions with respect to our securities. The following risk factors could adversely affect our revenue, expenses, net income, cash flow, ability to service our indebtedness, and ability to make distributions to our shareholders, any of which could adversely affect the trading price of our publicly traded securities.

Intense competition in our industry could prevent us from increasing or sustaining our revenues and prevent us from achieving or sustaining profitability.

The greeting card, party supply and special occasion retailing business is highly competitive. Increased competition by existing or future competitors may reduce our sales and cause us to incur another loss. As a result of competition from other specialty party supplies and paper goods retailers, we may need to incur additional marketing and promotional expenses to achieve sales growth in our existing stores. Our stores compete with a variety of smaller and larger retailers, including:

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

Our core operations rely on a stable customer base. Failure to maintain existing customers and obtain new customers may adversely affect our market position.

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

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. We purchase our inventory from more than 300 vendors world-wide, with the largest supplier representing approximately 14% and the ten largest suppliers representing approximately 52% of our aggregate purchases in Fiscal 2005. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any suppliers and any supplier could discontinue selling to us at any time. If a vendor becomes unable or unwilling to ship goods or provide favorable terms, this then could adversely affect our ability to compete and our financial performance. Our arrangements with overseas suppliers are subject to risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have an adverse effect on our business.

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. Under the terms of the agreement, Paramount supplies substantially all of our greeting cards. As a result of this agreement, we have become more dependent on one supplier for providing greeting cards to our stores. The failure of Paramount to adequately satisfy the needs of our customers or to meet our greeting card volume requirements could have an adverse effect on our business.

On January 26, 2006, we entered into a definitive agreement with Amscan Holdings, Inc. The agreement makes Amscan the Company’s exclusive supplier of solid color paper tableware products. Amscan has previously supplied party merchandise to the company prior to the date of this agreement. In conjunction with the agreement, Amscan ships merchandise to the Naperville distribution center, and the ownership of merchandise transfers to us only after the goods are shipped out of the distribution center. The failure of Amscan to provide product that adequately satisfies the needs of our customers or to meet our volume requirements could have an adverse effect on our business.

We face new competitive threats as a result of Amscan’s acquisition of Party City Corporation.

In December 2005, our largest supplier Amscan Holdings, Inc. reported that it had completed the acquisition of Party City Corporation a direct competitor. Party City Corporation operates approximately 500 stores nationwide many of which are in markets where we compete. Amscan’s status as our largest supplier, and the largest supplier in our industry could adversely affect our ability to compete favorably or operate successfully in a changed marketplace. Price pressures from such new sources of competition, particularly in the event of a strain in our relationship with Amscan, could erode our margins and cause our financial results to suffer.

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

Our indebtedness restricts our ability to obtain additional financing in the future, and because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. These restrictions could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our best interest. Also, our financing facility contains covenants that impose operating and financial restrictions on us and require us to maintain a minimum borrowing base availability or to meet certain financial tests. Our ability to continue to comply with these covenants may be affected by events beyond our control. The breach of any of these covenants would result in a default under our indebtedness, in which case our lender could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclosure on the assets servicing the debt or cease to provide additional revolving loans or letters of credit which would have a material adverse effect on our business.

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

If we decide to change the location of the headquarters and distribution center when the lease expires at February 2008, we may experience distractions that could negatively impact operations.

The lease for the Naperville, Illinois distribution center and headquarters expires February 2008. While we do have renewal options for an additional five years, if we decide to relocate the facilities we could experience significant distractions from the management of the business as well as interruptions that could severely impair operations. Due to relocating the distribution center, we could experience some interruption or slow-down in our ability to replenish our stores. As well, the relocation of our management information systems could result in downtime that would impede our operations and potentially cause problems or delays with our financial reporting. Relocating the headquarters might also result in the loss of employees who are unwilling to travel the extra distance which could stress the existing management team.

If we do not comply with the numerous laws and regulations that govern our business, our business could be harmed.

Each of our stores must comply with regulations adopted by Federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors, and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent the opening of a new store. In addition, we comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wage, overtime and other working conditions. We also comply with the provisions of the Americans with Disabilities Act of 1990, as amended, which requires generally that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities. However, future violations of such laws, the enactment of stricter laws or regulations or the implementation of more aggressive enforcement policies could adversely affect our operations or financial condition.

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

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past three years, we have invested significant resources in systems and infrastructure to support our business and make it more efficient. We use a management information and control system, which is based on the JDA Merchandise Management System software package (“JDA”) and supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All stores are linked to our headquarters through personal computers, which interface with an IBM AS/400 and provide auto-replenishment of inventory and the ability to enter payroll information and send and receive electronic mail. These personal computers are also tied into our point-of-sale system (“POS system”). The POS system provides sales information to our stores and central office and is used to enhance merchandise planning and buying programs. In the second half of Fiscal 2005, we integrated JDA’s Portfolio Advanced Replenishment by E3® suite and JDA’s Seasonal Profiling by Intellect™ into our existing JDA Merchandise Management System installation. This highly regarded retail system provides sophisticated demand forecasting and functionalities such as seasonal profiling, exception management and promotional sales planning that will enable us to optimize store replenishment while reducing overall inventory. Any obsolescence or continuing interruption in the functioning of these systems could have a negative effect on our ability to compete effectively in the industry and on our business.

Our warrants and stock options may have significant dilutive effects on holders of Common Stock generally.

Pursuant to our bankruptcy plan of reorganization, we issued four series of warrants to holders of our old pre-bankruptcy common stock to purchase up to approximately 10% (subject to certain dilution events) of the Common Stock issued under the bankruptcy plan (assuming exercise of all such warrants). These four series of warrants are exercisable for terms ranging from four to eight years from the issuance date.

We currently have stock option plans pursuant to which we have the authority to issue options to our employees and directors for up to 1,133,334 shares of our Common Stock. As of January 28, 2006, there were options issued to purchase 839,517 shares of our Common Stock outstanding with a weighted average exercise price of $6.22 per share.

The issuance of shares of Common Stock pursuant to the exercise of the four series of warrants, the exercise of stock options, and the anti-dilution rights protection of the warrants issued to management could significantly dilute the holders of Common Stock currently issued and outstanding.

Certain provisions of our charter may prevent or delay a change of control of the Company.

Our certificate of incorporation provides for a classified Board of Directors. Any effort to obtain control of our Board of Directors by causing the election of a majority of the Board of Directors may require more time than would be required without a staggered election structure. Our certificate of incorporation also imposes restrictions on the direct or indirect transferability of our Common Stock, subject to certain exceptions, such that no person or certain groups of persons (x) may acquire or accumulate five percent (5%) or more (as determined under tax law principles governing the application of Section 382 of the Internal Revenue Code of 1986, as amended) of the Common Stock or (y) who, upon implementation of the Plan, owns 5% or more of the Common Stock, may acquire additional Common Stock. These provisions would have the effect of preventing a change of control for the duration of such restrictions. During Fiscal 2005, permission to exceed the 5% threshold was requested by and granted to three independent parties.

Adverse publicity could adversely affect our business.

We generally operate in medium-sized towns and suburban neighborhoods. Adverse publicity or news coverage relating to us could negatively impact our efforts to establish and promote name recognition and a positive image.

Our stock price may be volatile and could decline.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

The initial term of our store leases are typically 10 years and generally allow us to renew for up to two additional five-year terms. The terms of the majority of the leases, including renewal terms, extend beyond year 2008. In addition to our stores, all of which are leased, we also lease a distribution center in Naperville, Illinois, with the initial lease term expiring in February 2008. We have the option to renew the initial term of the lease for an additional period of 5 years. This facility consists of a three-story office building and 340,000 square-foot distribution center that sits on 39 acres of land.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of these matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we were not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, we have recorded a $500 reserve with respect to these pending matters.

Additionally, we are from time to time involved in other routine litigation incidental to the conduct of our business. We are not aware of any other material existing or threatening litigation to which we are or may be a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low trading prices of our Common Stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal 2005	High	Low
January 30, 2005 to April 30, 2005 [first fiscal quarter]	$12.24	$7.00
May 1, 2005 to July 30, 2005 [second fiscal quarter]	9.52	6.55
July 31, 2005 to October 29, 2005 [third fiscal quarter]	9.38	5.58
October 30, 2005 to January 28, 2006 [fourth fiscal quarter]	8.40	6.25

Fiscal 2004	High	Low
February 1, 2004 to May 1, 2004 [first fiscal quarter]	$13.25	$10.10
May 2, 2004 to July 31, 2004 [second fiscal quarter]	13.19	9.64
August 1, 2004 to October 30, 2004 [third fiscal quarter]	11.90	8.40
October 31, 2004 to January 29, 2005 [fourth fiscal quarter]	13.05	8.94

On March 31, 2006, the number of holders of record of the Common Stock was approximately 419.

Dividends

We have never paid cash dividends on our Common Stock and we do not intend to pay cash dividends in the foreseeable future. We expect earnings will be retained for the continued development of our business. In addition, our financing facility prohibits us from paying dividends on our capital stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data that was derived from the consolidated financial statements. The selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003 and April 6, 2002 and for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 and the Nine weeks ended April 6, 2002 are derived from the consolidated financial statements which have been audited by Deloitte & Touche LLP, registered public accounting firm.

The selected financial data presented on the next page under the captions “Statement of Operations Data” and “Balance Sheet Data” as of February 2, 2002 and for the 52-weeks ended February 2, 2002 are derived from the consolidated financial statements which have been audited by KPMG LLP, independent certified public accountants.

The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(Dollar amounts in thousands, except per share data)

	52 Weeks ended January 28, 2006	52 Weeks ended January 29, 2005	52 Weeks ended January 31, 2004	43 Weeks ended February 1, 2003	9 Weeks ended April 6, 2002	52 Weeks ended Feb. 2, 2002
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
Statement of Operations Data:
Net sales	$233,131	$230,148	$222,635	$185,699	$40,837	$227,943
Cost of sales	149,145	147,970	145,372	122,435	26,991	149,871
Cost of sales-greeting card inventory write-down	233	4,415	—	—	—	—

Gross profit	83,753	77,763	77,263	63,264	13,846	78,072
Selling, general and administrative expenses	81,974	75,074	71,851	55,872	12,212	67,311
Depreciation	2,832	2,406	1,957	1,501	1,030	6,826
Reorganization items	—	(93)	—	—	(18,840)	6,653
Other income	—	(63)	—	—	—	—
Interest expense	804	742	1,182	1,368	374	2,813

Income (loss) before income taxes	(1,857)	(303)	2,273	4,523	19,070	(5,531)
Income tax expense (benefit)	(854)	(103)	911	1,981	(360)	—

Net income (loss)	$(1,003)	$(200)	$1,362	$2,542	$19,430	$(5,531)

Earnings (loss) per share—basic(1)	$(0.33)	$(0.07)	$0.47	$0.89

Weighted average shares outstanding—basic	3,074,034	3,017,284	2,919,115	2,866,420

Earnings (loss) per share—diluted(1)	$(0.33)	$(0.07)	$0.40	$0.86

Weighted average shares outstanding—diluted	3,074,034	3,017,284	3,426,179	2,957,516

Operating Data:
Number of stores:
Stores added	8	8	6	0	0	0
Stores closed	4	1	0	1	0	3
Open at end of period	188	184	177	171	172	172
Comparable store sales increase / (decrease)(2)	(1.1)%	0.3%	(2.0)%	(1.3)%	8.6%	5.1%
Average sales per store(3)	$1,286	$1,275	$1,295	$1,084	$237	$1,316
Balance Sheet Data (end of period):
Working capital	$10,690	$16,458	$15,134	$15,076	$10,392	$17,293
Total assets	77,302	68,270	58,172	60,040	63,311	81,299
Total debt(4)	19,547	13,693	15,597	23,857	32,460	27,903
Total long term debt obligations	—	15	3,699	5,889	6,632	338
Total stockholders’ equity (deficit)	28,304	28,873	17,947	15,154	10,040	(18,933)

(1)	The per share and share information for the Predecessor Company has been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods. Predecessor Company refers to the Company as it operated until emergence from bankruptcy on April 6, 2002. Successor Company refers to the Company’s operations subsequent to emergence from bankruptcy on April 6, 2002.
(2)	Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store’s sales are excluded from the calculation of comparable sales in the fiscal month of the store closing.
(3)	Includes only stores open during the entire period.
(4)	Total debt is defined as total current and long-term debt, including capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Statements,” Item 1A. “Risk Factors,” and elsewhere in this Form 10-K.

Overview

Factory Card & Party Outlet stores provide our customers with value solutions for all their party and social occasion needs in a one-stop, festive environment. As a leader in the market place, our stores, which average approximately 11,500 square feet, carry the most current and sought after merchandise in the Party Solution, Greeting Card, Gift Wrap, Balloon, Seasonal Event and Special Occasion Merchandise arenas. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry.

Our fiscal year ends on the Saturday closest to January 31st. The following table describes the periods presented in the financial statements and related notes:

Period:	Referred to as:
Results for the 52 weeks ended January 28, 2006—	“Fiscal 2005”
Results for the 52 weeks ended January 29, 2005—	“Fiscal 2004”
Results for the 52 weeks ended January 31, 2004—	“Fiscal 2003”

The table below illustrates store activity over the past three fiscal years. We currently have plans to open up to seven new stores in Fiscal 2006.

Number of Stores	Fiscal 2005	Fiscal 2004	Fiscal 2003
Beginning of Year	184	177	171
Stores Added	8	8	6
Stores Closed	4	1	0

At End of Year	188	184	177

Please note all Company filings with the Securities & Exchange Commission can be viewed by visiting our website under Investor Relations at www.factorycard.com. This website address is intended to be an inactive textual reference only; none of the information contained on our website is part of this report or is incorporated by reference herein.

Fiscal Years

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

Certain of the principal provisions of the Plan are as follows:

•	We authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. Our amended and restated certificate of incorporation prohibits the transfer of any shares of the new Common Stock or any rights to acquire shares of the new Common Stock to any person or group that is a 5% or higher shareholder of Factory Card & Party Outlet Corp.

•	The common stock of Factory Card & Party Outlet Corp. that was outstanding immediately prior to the Plan becoming effective was canceled and 149,106 shares of our new Common Stock were issued to holders of the canceled common stock at a ratio of .019846 shares of new Common Stock for each share of canceled common stock.

•	We issued 2,699,990 shares of the new Common Stock to holders of unsecured claims against us, or “General Unsecured Creditors.”

•	We issued 150,000 shares of the new Common Stock to certain members of our management, vesting ratably over a four-year period, as specified in the Plan, and warrants to purchase an aggregate 62,000 shares of our new Common Stock at a purchase price of $3.76 per share. On June 7, 2002, 25,800 warrants were exercised and the remaining 36,200 warrants expired.

•	We issued four series of new Warrants, Series A through D, to tendering holders of the canceled common stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants were exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

•	We adopted an employee stock option plan, the 2002 Stock Option Plan, to provide our eligible employees with the opportunity to purchase an aggregate 333,334 shares of our new Common Stock.

•	We paid $1,000 to the General Unsecured Creditors within 60 days of the Effective Date and agreed to pay the General Unsecured Creditors, three years from emergence an aggregate of $2,600, less any prepayments. Please note this instrument was paid in full during Fiscal 2005.

•	We converted an aggregate of $3,130 post petition accounts payable into long-term convertible secured subordinated notes (the “Trade Conversion Notes”) to seven trade vendors and suppliers (the “Trade Participants”). This obligation is secured by a subordinated lien on certain of our property. The Trade Participants each have the right to convert their Trade Conversion Notes in whole, or in part, into an aggregate of 29.35% of the new Common Stock, at any time between April 9, 2005 (the third anniversary of the Plan’s Effective Date) and April 9, 2006 (the fourth anniversary of such date), subject to adjustments to reflect any prepayments made by us. Please note this instrument was paid in full during Fiscal 2004 and did not result in any dilution of Common Stock.

•	We entered into five separate agreements with various trade vendors, each dated April 9, 2002, pursuant to which such trade vendors agreed to provide us with payment terms, including extended payment terms and seasonal advances.

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

Juvenile Party Expansion

In Fiscal 2003, we entered into agreements with Party Express by Hallmark and Designware by American Greetings to sell licensed party tableware and accessories. This new assortment has increased the selection of our juvenile party patterns by approximately 30% and increased the selection of licensed party patterns and accessories by more than 150%. We believe this assortment puts us in a favorable position to compete in the expanding market of juvenile party.

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. This agreement considerably broadened our position as a leading provider of exceptional quality, value priced, social expressions merchandise. We believe that the improved quality and outstanding selection of the Premier Greetings offering has re-energized our card sales and bolstered our position as one of the foremost specialty retailers of greeting cards and party supplies in the United States.

This agreement enabled the repositioning of our greeting card strategy by introducing a multi-tiered pricing program featuring high quality greeting cards retailing at a new low price of 49¢, blended with the introduction of premium greeting cards selling for 99¢. As we replaced our one price strategy, our customers have benefited from a greatly improved greeting card value, enriched by our relationship with Premier Greetings, a company with excellent resources and a recognized leader in the greeting card industry. During the most recent quarter ended January 28, 2006, we generated positive comparative store sales in our card category.

Party Supply Agreement

On January 26, 2006, we entered into a definitive agreement with Amscan Holdings, Inc. to be our exclusive supplier of solid color paper tableware products. In conjunction with the agreement, Amscan ships all sourced merchandise to our centralized distribution center. The agreement also provides that the ownership of merchandise will not transfer over until the goods ship out from our distribution center.

Critical Accounting Policies

Critical Accounting Policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies in the preparation of these financial statements:

Merchandise Inventories

As discussed in Note 1 “Business and Basis of Presentation” in the Notes to the Consolidated Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At January 28, 2006 and January 29, 2005, we had reserves of $1,666 and $5,893 respectively, for certain merchandise, which is to be discontinued from our ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory from past holidays.

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price over the incentive period and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific incremental expenses incurred in getting the product ready for sale. In September 2002, the Emerging Issues Task Force (“EITF”) issued 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, which addressed the accounting for rebates retailers receive from vendors. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by the EITF.

Accounting for Long-lived Assets

We perform an impairment evaluation for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived assets” (“SFAS No. 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset is recognized. The fair market value of assets is determined primarily by market prices of similar assets at the stores.

Due to missing internal sales targets and experience of negative comparable store sales in the current fiscal year, we evaluated our long-lived assets. Based on current and projected performance, we recorded $200 in fixed asset impairments. There were no fixed asset impairments recognized in Fiscal 2004 or Fiscal 2003. After adjusting for the impairment charge, we believe the carrying value of the assets is appropriate.

We capitalize software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Our capitalized software is made up of purchased software and the respective licenses, including the many components of JDA, our administrative systems and eCommerce software. The software is depreciated over three years.

We lease all of the premises in which we operate. The leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). Certain leases provide for scheduled increases in base rentals over their terms. For these leases we recognize the total rental amounts expected to be paid over the lease terms (starting at the date of possession) on a straight-line basis and, accordingly, establish corresponding deferred rent liabilities for the difference between the amounts recognized and the amounts paid. We also receive certain lease incentives which are deferred and amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. Certain leases provide for contingent rentals based on sales in excess of specified minimums. Additional information is found in Note 4 “Lease Commitments.”

Income Taxes

We account for income taxes in accordance with the SFAS No. 109 “Accounting for Income Taxes,” (“SFAS No. 109”). Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. We assess our deferred tax assets and establish valuation allowances when it is determined that deferred tax assets are not likely to be realized.

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 13-1 “Accounting for Rental Costs Incurred During the Construction Period” (“FSP FAS No. 13-1”) to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during the construction period. Specifically, FSP FAS No. 13-1 stipulates that such costs shall be (1) recognized as rental expense, (2) included in income from continuing operations and (3) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent increases.” The guidance in FSP FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. We plan to adopt FSP FAS No. 13-1 in the first fiscal quarter of Fiscal 2006, and we do not expect FSP FAS No. 13-1 to have a material impact on our consolidated balance sheet, statements of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which provides additional guidance on conditional asset retirement obligations under FASB No. 143 “Accounting for Asset Retirement Obligations”. This standard is effective for fiscal years ended after December 15, 2005. We adopted FIN 47 as of January 28, 2006. Adoption of FIN 47 did not have a material impact on our consolidated balance sheet, statements of operations or cash flows.

In March 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements.” APB No. 20 allowed a change in accounting principles to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. SFAS No. 154 states that changes be reported retrospectively and requires the following: (1) The cumulative effect of the change to the new accounting principle on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented. (2) An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial positions) for that period. (3) Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle. SFAS No. 154 is effective for the fiscal year beginning January 29, 2006. We plan to adopt SFAS No. 154 and we do not expect it to have a material impact on our consolidated balance sheet, statements of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, a revision of SFAS No. 123, ‘Accounting for Stock Based Compensation’” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires all companies to measure compensation cost for share-based payments, including grants of employee stock options, at fair value and recognize the cost in the statements of operations over the service period of the award. Under SFAS No. 123(R), the pro-forma disclosure in the Notes to Financial Statements previously allowed by SFAS No. 123 will not be an acceptable alternative to recognition of expenses in the financial statements. We adopted SFAS No. 123(R) on January 29, 2006 using the modified prospective method.

Under the adoption of SFAS No. 123(R) we will be required to expense stock options over the vesting period in our statement of operations. In addition, we will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. Based upon the stock options outstanding as of January 28, 2006, the stock based employee compensation expense, net of related tax effects, will be approximately $118 in Fiscal 2006. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under current literature. To the extent we experience tax deductions in excess of recognized compensation costs, our statements of cash flows will show a decrease in net operating cash flows and an increase in net financing cash flows.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	52 weeks ended Jan. 28, 2006	52 weeks ended Jan. 29, 2005	52 weeks ended Jan. 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.1	66.2	65.3

Gross profit	35.9	33.8	34.7
Selling, general and administrative expenses	35.2	32.6	32.3
Depreciation expense	1.2	1.0	0.9
Interest expense	0.3	0.3	0.5

Income (loss) before income taxes	(0.8)	(0.1)	1.0
Income tax expense (benefit)	(0.4)	(0.1)	0.4

Net income (loss)	(0.4)%	—%	0.6%

Number of stores open at end of period	188	184	177

52 Weeks Ended January 28, 2006 (Fiscal 2005) Compared to 52 Weeks Ended January 29, 2005 (Fiscal 2004)

Net Sales.    Net sales increased $2,983 or 1.3%, to $233,131 in Fiscal 2005 from $230,148 in Fiscal 2004. The increase in net sales can be attributed to store count as the weighted average number of stores open in Fiscal 2005 was 186 compared to 180 in Fiscal 2004. The increase in store count was partially offset by a 1.1% decrease in comparable store sales. Comparable store sales are defined as sales from stores open for at lease one full year. The decrease in comparable store sales is a result of a highly competitive retail environment. We experienced declines in our customer count which are partially offset by higher average ticket amounts. We are encouraged by comparable sales performance in our basic party and balloon categories as well as the improving trends of our card category; however, we experienced softness in the other sales categories.

Gross Profit.    Cost of Sales includes merchandise, distribution and occupancy costs. Gross profit increased $5,990 or 7.7% to $83,753 in Fiscal 2005 compared to $77,763 in Fiscal 2004. As a percentage of net sales, gross profit was 35.9% in Fiscal 2005 compared to 33.8% in Fiscal 2004. Gross profit in Fiscal 2004 was adversely affected by a $4,415 inventory write-down related to the new greeting card program. In Fiscal 2005 we managed our merchandise margins effectively and continued to leverage our freight and distribution costs. Gains in merchandise margins and freight and distribution costs were partially offset against higher store occupancy costs. We saw occupancy costs increase $1,710 or a 5.6% as we opened new stores and extended lease terms for stores coming to the end of their lease term. We experienced higher occupancy costs on these renewals due to market rates in real estate. Gross profit as a percent of net sales, excluding store occupancy costs in both years and the greeting card inventory write-downs increased 90 basis points from Fiscal 2004 to Fiscal 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $6,900 or 9.2%, to $81,974 in Fiscal 2005 from $75,074 in Fiscal 2004. Contributing factors to the increase are as follows:

•	Store related expenses, including payroll related items, store operating expenses and pre-open expenses, increased $3,623. Part of the increase can be attributed to a higher store count coupled with costs surrounding the maintenance of an aging store base. Also, higher energy prices have translated to higher operating costs. Additionally, we invested in store labor to improve customer service, most notably during our Halloween selling season.

•	Net advertising expense increased $138 to $9,580, (advertising expense net of advertising allowances received from our vendors). In Fiscal 2005 we recorded $455 in advertising allowances as a reduction to advertising expense compared to $668 in Fiscal 2004. Gross advertising expense increased as we attempted to drive sales in a highly competitive retail environment. In Fiscal 2005, we made an investment in more direct mail advertising which is more expensive than traditional circular advertising and we also invested for the first time in internet advertising.

•	Other corporate expenses increased $3,139 over Fiscal 2004. We made a significant investment in eCommerce, human resource and training personnel, which has translated to higher payroll costs. Other corporate expenses in Fiscal 2005 included the following: $500 reserved for pending employment practices matter, $350 related to severance costs of the departure of the Chief Financial Officer, $240, net of reserves established in prior years, relating to a dispute settlement with a former freight vendor, and a $200 impairment charge on fixed assets at underperforming stores. Additionally, we have experienced increases in professional fees, insurance costs and corporate governance related expenses.

Depreciation Expense.    Depreciation Expense was $2,832 in Fiscal 2005 compared to $2,406 in Fiscal 2004. The increase is attributable to fixed asset additions for new stores openings and investment in corporate infrastructure.

Interest Expense.    Interest expense was $804 in Fiscal 2005 compared to $742 in Fiscal 2004. This increase is the result of higher levels of borrowing due to fixed assets and inventory purchases related to new stores and the replenishment of card inventory. Additionally, the borrowings were at higher interest rates compared to Fiscal 2004.

Income Tax Expense (Benefit).    We recognized income tax benefit of $854 in Fiscal 2005 compared to income tax benefit of $103 in Fiscal 2004. The amounts are a function of pre-tax income (loss) levels. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

52 Weeks Ended January 29, 2005 (Fiscal 2004) Compared to 52 Weeks Ended January 31, 2004

(Fiscal 2003)

Net Sales.    Net sales increased $7,513, or 3.4%, to $230,148 in Fiscal 2004 from $222,635 in Fiscal 2003. Increase in net sales is attributable to the increased number of stores. Comparable store sales which are defined as sales from those stores open for at least one full year increased 0.3% over Fiscal 2003. Positive comparable sales in our balloon, candy and basic party categories were offset by decreases in other categories. Declines in sales were attributable to a highly competitive retail environment.

Gross Profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $500, to $77,763 in Fiscal 2004 from $77,263 in Fiscal 2003. As a percentage of net sales, gross profit was 33.8% in Fiscal 2004 as compared to 34.7% in Fiscal 2003. Included in Fiscal 2004 cost of sales is the $4,415 write-down of greeting card inventory related to the new program, which is planned to roll out in May 2005. With the exception of the greeting card write-down, we were successful in managing merchandise margins by reducing markdown activity and by obtaining a higher mark on percentage on goods available for sale. Additionally, we continue to leverage our freight and distribution costs. As a percentage of sales, freight and distribution costs improved 0.4% from Fiscal 2003. Store occupancy costs increased $1,710 or 5.9% primarily as a result of additional stores.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll, advertising, and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $3,223 or 4.5%, to $75,074 in Fiscal 2004 from $71,851 in Fiscal 2003. Stores related expenses increased $2,692 or 6.0% as a function of operating additional stores while net advertising expenses decreased $773 or 7.6% as we leverage our advertising distribution while opening new stores in existing markets. Other corporate administrative expenses increased $1,305 or 7.9% because of rising payroll and insurance costs, professional fees and other corporate governance costs. As a percentage of net sales, selling, general and administrative expenses increased to 32.6% in Fiscal 2004 from 32.3% in Fiscal 2003.

Depreciation Expense.    Depreciation Expense was $2,406 in Fiscal 2004 compared to $1,957 in Fiscal 2003. The increase is attributable to fixed asset additions primarily related to new store openings and remodels.

Reorganization Items.    The $93 of reorganization items represents a reversal of estimated costs accrued which were associated with our emergence from bankruptcy in Fiscal 2002. We do not anticipate any significant reorganization costs in the future.

Interest Expense.    Interest expense was $742 in Fiscal 2004 compared to $1,182 in Fiscal 2003. This decrease resulted from a lower effective interest rate coupled with lower average borrowings as we continue to positively manage our working capital.

Income Tax Expense (Benefit).    We recognized income tax benefit of $103 in Fiscal 2004 compared to income tax expense of $911 in Fiscal 2003. The tax benefit of $103 was a function of our pre-tax loss position. Tax expenses in Fiscal 2003 represent approximately 40% of pre-tax income (loss) for the period described. Until the benefits of our net operating loss carry forwards are fully utilized, we do expect to pay federal income tax.

Liquidity and Capital Resources

Our uses of capital for Fiscal 2006 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2005	Fiscal 2004

Cash flows from Operating activities	$(765)	$4,790

Cash flows from Investing activities	$(5,115)	$(3,025)

Cash flows from Financing activities	$5,888	$(1,756)

On January 28, 2006, our working capital was $10,690. Net cash flows from operating activities in Fiscal 2005 were ($765) compared to $4,790 during Fiscal 2004. The decrease in cash flows from operating activities can be attributed to performance in a difficult retail environment and to a significant increase in inventory as we replenished our greeting card inventory, invested in Halloween inventory and opened new stores. These factors were offset by increases in accounts payable as we continue to work with our vendor community in obtaining improved payable terms.

Net cash flows from investing activities was ($5,115) in Fiscal 2005 compared to ($3,025) in Fiscal 2004. Fiscal 2005’s net cash flows from investing activities were primarily for capital expenditures for store furniture & fixtures, leasehold improvements, computer equipment including the E3® Replenishment System, and warehouse equipment for the distribution center. Additionally, we paid approximately $1,200 for furniture, fixtures and leasehold improvements relating to the new store openings and remodels performed during the year. In Fiscal 2006, we plan to spend $4,875 on capital expenditures which we expect to fund with cash from operations.

Net cash flows from financing activities in Fiscal 2005 were $5,888 compared to ($1,756) in Fiscal 2004. The financing amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit, at January 28, 2006 provided $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. We entered into a second amendment to the loan agreement on October 7, 2005. The second amendment, among other things, extended the maturity date to October 31, 2008, reduced the interest rate on LIBOR rate loans, provides for an increase in the maximum revolver limit from $30,000 up to $45,000 (at our request and subject to Wells Fargo Retail Finance, LLC’s agreement), revised the minimum operating covenants and provides for prepayment premiums based on prepayment date and maximum revolver amount. Borrowings under the facility are limited by a percentage of inventory levels. As of February 16, 2006 we increased our line of credit limit to $35,000. At April 14, 2006, the interest rate on our borrowings was approximately 6.41%. Borrowings under the Loan Agreement are secured by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of January 28, 2006.

As of January 28, 2006, we had $19,532 in borrowings outstanding under the Loan Agreement and we utilized approximately $2,400 to issue letters of credit. We had approximately $4,200 of borrowing availability at January 28, 2006. The weighted average interest rate on borrowings for Fiscal 2005 was 6.53% As of April 14, 2006, we had $15,865 in borrowings outstanding under the Loan Agreement, utilized approximately $1,800 to issue letters of credit and had $10,397 available for future cash borrowings.

We do not intend to pay cash dividends in the foreseeable future and under our current Loan Agreement we are restricted from paying dividends on our capital stock.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance indebtedness, or to fund planned capital expenditures, will depend upon future performance which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flows from operations, together with available borrowings under the Loan Agreement, will be adequate for the next twelve months to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

Contractual Obligations

As discussed in Note 4 “Lease Commitments” in the Notes to the Consolidated Financial Statements, we conduct all of our activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are our obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 at January 28, 2006 and January 29, 2005. Accumulated depreciation related to such fixed assets was approximately $805 and $611 at January 28, 2006 and January 29, 2005, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
(in millions)
Debt & Capital Leases (*)	$19.5	$19.5	$—	$—	$—
Operating Leases (**)	116.4	29.6	41.5	21.8	23.5
Inventory Purchase Commitments (including open purchase orders)	12.9	11.3	1.6	.	—

Total	$148.8	$60.4	$43.1	$21.8	$23.5

(*)	Interest payments are excluded from the total.
(**)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from the total. Amounts expensed for these items during Fiscal 2005, Fiscal 2004 and Fiscal 2003 were $7.9 million, $7.7 million and $7.5 million, respectively.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of January 28, 2006 the interest rate on the company’s revolving credit facilities, which represents a significant portion of the company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the twelve months ended January 28, 2006 and twelve months ended January 29, 2005 would not have had a material impact on our financial position or results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President & Chief Executive Officer and Vice President, Controller & Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Legal Proceedings

We are or may be subject to certain legal proceedings and claims from time to time that are incidental to the ordinary course of business. We will record a liability when it has been determined that it is probable that we will be obligated to pay and the amount can be reasonably estimated, and we will disclose the related facts in the footnotes to the financial statements, if material. If we determine that an obligation is reasonably possible we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

We are from time to time named in charges filed with the EEOC and other federal and state governmental entities governing employees and the workplace. In one of these matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we were not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, we have recorded a $500 reserve with respect to these pending matters.

As of the date of this Annual Report on Form 10-K, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders (the Proxy Statement”).

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

We have adopted the Standards of Business Conduct, a code of ethics with which every person who works for us is expected to comply. For anyone that would like to receive a copy of our Standards of Business Conduct please contact our Corporate Secretary at: Factory Card & Party Outlet Corp., 2727 Diehl Road, Naperville, Illinois 60563. If any substantive amendments are made to the Standards of Business Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services and the audit committee’s pre-approval policies and procedures appear in our Proxy Statement under the heading “Fees Paid to Independent Auditors for Fiscal 2005 and 2004” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report on Form 10-K.

1. The following financial statements are filed as a separate section of this Report commencing on page F-1.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005.

Consolidated Statements of Operations for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004.

Consolidated Statements of Stockholders’ Equity for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004.

Consolidated Statements of Cash Flows for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Balance Sheets as of January 28, 2006 and January 29, 2005.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Operations for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Cash Flows for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004.

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

Exhibit No.		Description

2.1	(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1	(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2	(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3	(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4	(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5	(12)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated February 6, 2006.

4.1	(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2	(2)	Form of New Management Warrant, dated April 9, 2002.

4.3	(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4	(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5	(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6	(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1	(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2	(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3	(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4	(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5	(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6	(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7	(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10	(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

Exhibit No.		Description

10.11	(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12	(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13	(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14	(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement—2002 Stock Option Plan.

10.15	(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16	(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement—2002 Non-Employee Directors Stock Option Plan.

10.18	(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement—Equity Incentive Plan.

10.19	(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement—Equity Incentive Plan.

10.20	(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.21	(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.22	(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.23	(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.24	(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.25	(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.26	(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.27	(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.28	(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.29	(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.30	**	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

21		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Accounting Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2		Chief Accounting Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

By:	/s/ GARY W. RADA
Gary W. Rada President and Chief Executive Officer

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY W. RADA Gary W. Rada	President and Chief Executive Officer	April 17, 2006

/s/ JARETT A. MISCH Jarett A. Misch	Vice President, Controller and Chief Accounting Officer	April 17, 2006

/s/ TIMOTHY J. BENSON Timothy J. Benson	Vice President, Treasurer	April 17, 2006

/s/ RICHARD E. GEORGE Richard E. George	Non Executive Chairman of the Board	April 17, 2006

/s/ BEN EVANS Ben Evans	Director	April 17, 2006

/s/ PETER M. HOLMES Peter M. Holmes	Director	April 17, 2006

/s/ MARTIN MAND Martin Mand	Director	April 17, 2006

/s/ PATRICK O’BRIEN Patrick O’Brien	Director	April 17, 2006

/s/ ROBERT S. SANDLER Robert S. Sandler	Director	April 17, 2006

INDEX TO FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005	F-3

Consolidated Statements of Operations for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004	F-5

Consolidated Statements of Cash Flows for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005 and the 52 weeks ended January 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Factory Card & Party Outlet Corp.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of Factory Card & Party Outlet Corp. and subsidiary (“the Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and subsidiary as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 17, 2006

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	January 28, 2006	January 29, 2005
A S S E T S
Current assets:
Cash	$196	$188
Merchandise inventories, net	49,552	43,653
Prepaid expenses and other	4,606	4,577
Deferred tax asset, net	3,728	5,527

Total current assets	58,082	53,945
Fixed assets, net	10,247	8,164
Other assets	104	170
Deferred tax asset, net	8,869	5,991

Total assets	$77,302	$68,270

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Line of credit	$19,532	$12,032
Accounts payable	19,266	16,245
Accrued expenses	8,579	7,564
Current portion of long term debt and capital lease obligations	15	1,646

Total current liabilities	47,392	37,487
Long term debt and capital lease obligations	—	15
Deferred rent liabilities	1,606	1,895

Total liabilities	48,998	39,397

Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; 3,138,252 and 3,109,041 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	31	31
Unearned restricted stock awards	(142)	(148)
Additional paid-in capital	25,714	25,286
Accumulated earnings	2,701	3,704

Total stockholders’ equity	28,304	28,873

Total liabilities and stockholders’ equity	$77,302	$68,270

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004
Net sales	$233,131	$230,148	$222,635
Cost of sales	149,145	147,970	145,372
Cost of sales-greeting card inventory write-down	233	4,415	—

Gross profit	83,753	77,763	77,263
Selling, general and administrative expenses	81,974	75,074	71,851
Depreciation expense	2,832	2,406	1,957
Reorganization items	—	(93)	—
Other income	—	(63)	—
Interest expense	804	742	1,182

Income (loss) before income taxes	(1,857)	(303)	2,273
Income tax expense (benefit)	(854)	(103)	911

Net income (loss)	$(1,003)	$(200)	$1,362

Net income (loss) per share—basic	$(0.33)	$(0.07)	$0.47

Weighted average shares outstanding—basic	3,074,034	3,017,284	2,919,115

Net income (loss) per share—diluted	$(0.33)	$(0.07)	$0.40

Weighted average shares outstanding—diluted	3,074,034	3,017,284	3,426,179

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Restricted Stock Awards	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2003	3,021,820	$30	$13,028	$(446)	$2,542	$15,154
Adjustment to new shares issued	3,076	—	—	—	—	—
Right certificates	2,286	—	—	—	—	—
Exercise of stock options and stock warrants	57,650	1	337	—	—	338
Compensation cost—restricted stock awards	—	—	—	131	—	131
Forfeited restricted stock	(10,750)	—	(40)	40	—	—
Utilization of pre bankruptcy net operating losses	—	—	962	—	—	962
Net income	—	—	—	—	1,362	1,362

Balance at January 31, 2004	3,074,082	$31	$14,287	$(275)	$3,904	$17,947
Right certificates	708	—	—	—	—	—
Exercise of stock options and stock warrants	34,251	—	148	—	—	148
Compensation cost—restricted stock awards	—	—	—	127	—	127
Recognition of pre bankruptcy deferred tax assets	—	—	10,851	—	—	10,851
Net loss	—	—	—	—	(200)	(200)

Balance at January 29, 2005	3,109,041	$31	$25,286	$(148)	$3,704	$28,873
Right certificates	186	—	—	—	—	—
Exercise of stock options and stock warrants	8,525	—	34	—	—	34
Compensation cost—restricted stock awards	—	—	—	175	—	175
Forfeited Restricted Stock	(1,000)	—	(4)	4	—	—
Issuance of Restricted Stock	21,500	—	173	(173)	—	—
Tax benefit related to non-qualified stock options exercised			225			225
Net loss	—	—	—	—	(1,003)	(1,003)

Balance at January 28, 2006	3,138,252	$31	$25,714	$(142)	$2,701	$28,304

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004
Cash flows from operating activities:
Net income (loss)	$(1,003)	$(200)	$1,362
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment charge on fixed assets	200	—	—
Depreciation expense	2,832	2,406	1,957
Deferred taxes	(854)	(240)	911
Amortization of deferred financing costs and unearned compensation	202	199	331
Non cash portion of reorganization items	—	93	—
Loss on disposal of fixed assets	55	6	—
Changes in assets and liabilities:
Merchandise inventories, net	(5,899)	2,014	2,523
Prepaid expenses and other assets	10	(471)	(71)
Accounts payable	2,966	316	2,964
Accrued expenses	1,015	497	509
Deferred rent obligation	(289)	170	126

Net cash flows from operating activities	(765)	4,790	10,612

Net cash flows from investing activities—purchase of fixed assets	(5,115)	(3,025)	(2,708)
Cash flows from financing activities:
Borrowings—line of credit	252,268	244,348	227,024
Repayment—line of credit	(244,768)	(242,079)	(234,789)
Payment of long term obligations	(1,662)	(4,313)	(440)
Increase (decrease) in long term debt	16	160	(54)
Discount on payment of trade conversion and extended creditor notes	—	(20)	—
Cash received from exercise of stock options and warrants	34	148	338

Net cash flows from financing activities	5,888	(1,756)	(7,921)

Net increase (decrease) in cash	8	9	(17)
Cash at beginning of period	188	179	196

Cash at end of period	$196	$188	$179

Supplemental cash flow information:
Interest paid	$891	$812	$796
Alternative minimum taxes paid	37	—	45
Supplemental non cash information:
Unearned restricted stock awards	142	148	275

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share amounts)

(1)    Business and Basis of Presentation

Basis of Presentation and Organization

As of January 28, 2006, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 188 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, giftwrap, balloons, everyday and seasonal merchandise, and other special occasion merchandise. The consolidated financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Years

The Company’s fiscal year ends on the Saturday closest to January 31st. The following table describes the periods presented in the financial statements and related notes thereto:

Period:	Referred to as:
Results for the 52 weeks ended January 28, 2006—	“Fiscal 2005”

Results for the 52 weeks ended January 29, 2005—	“Fiscal 2004”

Results for the 52 weeks ended January 31, 2004—	“Fiscal 2003”

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant.

While the Company’s product offerings can be differentiated among the various categories (i.e. cards, candy, giftwrap, etc.), the Company deems the products to be similar in nature and therefore does not present the categories as “segments” as per the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS’) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method.

At January 28, 2006 and January 29, 2005, the Company had reserves of $1,666, and $5,893 respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays.

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

Long-Lived Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation.

The Company evaluates long-lived assets in accordance with SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The fair market value of assets is determined primarily by market prices of similar assets at the stores.

Due to missing internal sales targets and experiencing negative comparable store sales in the current fiscal year, the Company evaluated its long-lived assets. Based on current and projected performance, the Company recorded $200 in fixed asset impairments in Fiscal 2005. There were no fixed asset impairments recognized in Fiscal 2004 or Fiscal 2003. After adjusting for the impairment charge, the Company believes the carrying value of the assets is appropriate.

The Company capitalizes software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalized software is made up of purchased software and the respective licenses, including the many components of JDA, administrative systems and eCommerce software. The software is depreciated over three years.

Self-Insured Liabilities

In Fiscal 2003, the Company switched from a guaranteed cost policy for workers compensation insurance to a self-insurance policy with stop-loss limitations. Self-insurance liabilities are recorded based upon the expected development of claims less the amount of benefit payments made on such claims.

Income Taxes

The Company files a consolidated federal income tax return. In accordance with SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized.

Deferred Rent Liabilities

Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms (starting at date of possession) on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense.

Advertising Expenses

Advertising costs are made up of print advertising which is expensed on the “drop date” or the date the ads are distributed, and other media advertising that is expensed as incurred. Advertising costs, net of cooperative advertising payments received, were $9,580, $9,442 and $10,215 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Advertising cooperative payments received were $455, $668 and $470 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Store Pre-opening Expenses

The Company expenses store pre-opening expenses as incurred. These expenses include labor, advertising and supply costs incurred up to the store’s grand opening.

Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share–basic was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share–diluted assumes, in addition to the above, the effect of potentially dilutive securities.

The reconciliation of earnings per share basic to earnings per share diluted is as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net income (loss)	$(1,003)	$(200)	$1,362
Earnings (loss) per share—basic	$(0.33)	$(0.07)	$0.47
Earnings (loss) per share—diluted	$(0.33)	$(0.07)	$0.40
Weighted average common shares outstanding	3,074,034	3,017,284	2,919,115
Dilutive effect of stock options and warrants	—	—	507,064

Weighted average common and common equivalent shares outstanding	3,074,034	3,017,284	3,426,179

The dilutive impact of stock options and warrants was calculated using the treasury method. Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. Therefore, if the Company reports net income, its earnings per share would be lower on a diluted basis. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options and warrants are considered anti-dilutive and thus excluded from the earnings per share calculation. Therefore, the Company’s net loss per share for Fiscal 2005 is the same amount on a basic and diluted basis, respectively. Had the Company reported net income in

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005, the number of diluted shares would have increased by 353,267 shares. Additionally, options to purchase 175,050 common shares at prices ranging from $9.31 to $22.40 per share and warrants to purchase 60,150 common shares at a price of $17.00 per share were outstanding as of January 28, 2006 but were not included in the calculation of diluted earnings per share in Fiscal 2005 because the strike price was greater than average market price per share during the period.

In Fiscal 2004, the Company also reported a net loss for the period; therefore, the number of shares outstanding used to calculate basic and diluted earnings per share is the same. Had the Company reported net income in Fiscal 2004, the diluted number of shares would have increased by 510,474 shares. Additionally, options to purchase 176,350 common shares at prices ranging from $11.00 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of January 29, 2005 but were not included in the calculation of diluted earnings per share in Fiscal 2004 because the strike price was greater than the average market price per share during the period.

In Fiscal 2003, options to purchase 2,800 common shares at prices ranging from $10.50 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of January 31, 2004 but were not included in the calculation of diluted earnings per share in Fiscal 2003 because the strike price was greater than the average market price per share during the period.

Stock-Based Compensation

The Company accounts for stock option plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and has been determined as if the Company had accounted for stock option plans under the fair value method of SFAS No. 123. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, net income/(loss) would have changed as indicated below:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net income (loss), as reported	$(1,003)	$(200)	$1,362
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	908	566	345

Pro forma net income (loss)	$(1,911)	$(766)	$1,017

Earnings (loss) per share:
Basic—as reported	$(0.33)	$(0.07)	$0.47

Basic—pro forma	$(0.62)	$(0.25)	$0.35

Diluted—as reported	$(0.33)	$(0.07)	$0.40

Diluted—pro forma	$(0.62)	$(0.25)	$0.30

The per share weighted average fair value of stock options granted during Fiscal 2005 was estimated using the Black-Scholes Options-Pricing model with the following weighted average assumptions: expected dividend rate 0.0%, risk free interest rate of 4.0% to 4.5%, volatility of 50% and an expected life of 6 years. Assumptions used in Fiscal 2004 were: expected dividend rate 0.0%, risk free interest rate of 3.390% to 4.730%, volatility of 50% and an expected life of approximately 10 years. Assumptions used in Fiscal 2003 were: expected dividend rate 0.0%, risk free interest rate of 3.120% to 4.360%, volatility of 50% and an expected life of approximately 10 years.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

On April 9, 2002, the Company issued four series of Warrants, Series A through D, to tendering holders of canceled common stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of Common Stock. The Series A Warrants were exercisable any time prior to April 9, 2006 at a price of $5.50 per share. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable at any time prior to April 9, 2010 at a price of $17.00 per share. At January 28, 2006, the total number of warrants outstanding was 264,438.

Comprehensive Income

Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

(2)    Fixed Assets

The components of fixed assets, net are as follows:

	January 28, 2006	January 29, 2005
Furniture and equipment	$12,445	$8,753
Leasehold improvements	5,893	5,273

Total fixed assets	18,338	14,026
Less accumulated depreciation and amortization	(8,091)	(5,862)

Fixed assets, net	$10,247	$8,164

In Fiscal 2005, Fiscal 2004, and Fiscal 2003 depreciation expense was $2,832, $2,406 and $1,957, respectively.

(3)    Line of Credit and Capital Lease Obligations

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit, as of January 28, 2006 provides $30,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. A second amendment was entered into on October 7, 2005. The second amendment among other things, extended the maturity date to October 31, 2008, reduced the interest rate on LIBOR rate loans, provides for a potential increase in the maximum revolver limit from $30,000 up to $45,000 (at the Company’s request and subject to Wells Fargo Retail Finance, LLC’s agreement), revised the minimum operating covenants and provides for prepayment premiums of the maximum revolver amount. As of February 16, 2006, the Company increased its line of credit limit to $35,000.

Borrowings under the facility are limited by a percentage of inventory levels. At January 28, 2006, the interest rate on the Company’s borrowings was 6.30%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of January 28, 2006 and January 29, 2005.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 28, 2006 and January 29, 2005, the Company had outstanding borrowings under the Loan Agreement of $19,532 and $12,032, respectively. Of the amounts outstanding, letters of credit were approximately $2,400 and $1,700 for Fiscal 2005 and Fiscal 2004, respectively.

Due to the fact there are certain restrictions on the Company’s assets and the Company has guaranteed the Loan Agreement between its subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp. on pages S-1 through S-5.

The Company’s ability to make scheduled payments of principal, to pay the interest on, to refinance indebtedness, or to fund planned capital expenditures, will depend upon future performance which, in turn, is subject to general economic, financial, competitive, and other factors beyond the Company’s control. Based on the current level of operations and anticipated growth, the Company believes future cash flows from operations, together with available borrowings under the Loan Agreement, will be adequate to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments for the next twelve months. There can be no assurance that the business will continue to generate sufficient cash flow from operations in the future to service debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

The following table summarizes the components of the Line of Credit and Capital Lease Obligations at January 28, 2006 and January 29, 2005, including the current portion.

	January 28, 2006	January 29, 2005
Wells Fargo Retail Finance, LLC line of credit agreement	$19,532	$12,032
Discounted value of extended creditor payment	—	1,634
Capital leases	15	27

Sub total	19,547	13,693

Less current maturities	(19,547)	(13,678)

Total long term debt	$—	$15

(4)    Lease Commitments

The Company conducts all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense / (income) was ($93) in Fiscal 2005, $186 for Fiscal 2004 and $209 for Fiscal 2003.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 at both January 28, 2006 and January 29, 2005. Accumulated depreciation related to such fixed assets was approximately $806 and $611 at January 28, 2006 and January 29, 2005, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future lease payments for capital and operating leases with initial or remaining terms in excess of one year as of January 28, 2006.

	Capital Leases	Operating leases
Fiscal year:
2006	$16	$29,617
2007	—	25,038
2008	—	16,489
2009	—	12,584
Thereafter	—	32,680

Total payments	16	$116,408

Less amount representing interest	(1)

Present value of payments	$15

Rent expense charged to operations under operating leases for Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $27,695, $26,259 and $24,873, respectively.

(5)    Income Taxes

The provisions for income taxes consisted of the following:

	Current	Deferred	Valuation Allowance	Total
Fiscal 2005
Federal	$—	$(772)	$—	$(772)
State	—	(82)	—	(82)

	$—	$(854)	$—	$(854)

Fiscal 2004
Federal	$129	$(183)	$(37)	$(91)
State	8	(20)	—	(12)

	$137	$(203)	$(37)	$(103)

Fiscal 2003
Federal	$3	$815	—	$818
State	—	93	—	93

	$3	$908	—	$911

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	52 weeks ended January 28, 2006	52 weeks ended January 29, 2005	52 weeks ended January 31, 2004
Statutory federal rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) in income taxes resulting from:
Change in valuation allowance on post emergence deferred tax assets	—	(12.2)	1.8
State and local income taxes, net of federal income taxes	(4.4)	(2.5)	4.1
Permanent items	2.3	15.7	0.2
Other, net	(9.9)	(0.9)	—

Effective income tax rate	(46.0)%	(33.9)%	40.1%

Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carry forwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28, 2006	January 29, 2005
Deferred tax assets related to:
Alternative minimum tax credit carry forward	$439	$466
Deferred rent liabilities	623	731
Accrued expenses	1,304	1,107
Contingent note	—	702
Merchandise inventories	2,453	3,818
Fixed assets	1,206	1,242
Net operating loss carry forwards	6,606	3,621

Total deferred tax assets	12,631	11,687
Deferred tax liabilities	34	169

Deferred tax asset, net	$12,597	$11,518

In assessing the realizability of deferred tax assets, the Company considers whether or not it is more likely than not that some portion of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At January 28, 2006, the Company has determined that based upon the evidence that it is more likely than not that the remaining net deferred tax assets will be realized. As a result, the Company has not recorded a valuation allowance on its deferred tax assets as of January 28, 2006.

At January 28, 2006, the Company has net operating loss (“NOL”) carry forwards for federal and state tax purposes of approximately $17,000, which will expire from 2020 to 2026. In addition to the NOL carry forwards, the Company also has Alternative Minimum Tax carry forwards of $439, which have no expiration. The utilization of NOL carry forwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Employee Benefit Plans

2002 Stock Option Plan

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

2002 Non Employee Stock Option Plan

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

2003 Equity Incentive Plan

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

All stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding—February 1, 2003	470,000	$3.63
Granted	287,000	5.97
Exercised	(23,200)	3.76
Forfeited	(31,650)	4.22

Outstanding—January 31, 2004	702,150	$4.55
Granted	178,000	11.87
Exercised	(26,897)	4.00
Forfeited	(24,235)	6.30

Outstanding—January 29, 2005	829,018	$6.11
Granted	38,800	8.60
Exercised	(7,833)	3.69
Forfeited	(20,468)	7.32

Outstanding—January 28, 2006	839,517	$6.22

Exercisable—January 28, 2006	693,730	$6.30

Available for grant—January 28, 2006	214,387

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding outstanding and exercisable options at January 28, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
January 28, 2006:
$2.65 to $8.30	664,467	6.0	$4.69	519,214	$4.38
9.31 to 12.44	172,250	7.3	11.87	171,716	11.88
17.55 to 22.40	2,800	7.8	20.36	2,800	20.36

$2.65 to $22.40	839,517	6.3	$6.22	693,730	$6.30

Restricted Stock Awards

In April 2002, the Company issued 150,000 shares of the new Common Stock to certain members of management, which vest ratably over a four-year period.

In June 2005, the Board of Directors approved a restricted share award under the 2003 Equity Incentive Plan to the Officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years.

In November 2005, the Board of Directors approved a restricted share award under the 2003 Equity Incentive Plan to certain members of the Officer group of the Company. A total of 4,500 shares were awarded which vest ratably over three years.

At the date of the grant, the market value of the restricted stock award is recorded in common stock and additional paid-in capital; an offsetting amount is recorded as a component of stockholders’ equity in unearned restricted stock awards. Compensation cost is included in results of operations over the vesting period. Expense relating to the vesting of restricted stock for the 52-weeks ended January 28, 2006, the 52-weeks ended January 29, 2005 and the 52-weeks ended January 31, 2004 was $175, $127 and $131, respectively.

Incentive Savings Plan

The Incentive Savings Plan (the “ISP Plan”) is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to have compensation deferred by up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“IRC”) Sections 401(k), 402(g), 404 and 415, as defined in the ISP Plan. Additional amendments were made to the ISP Plan January 31, 2005 which changed the eligibility requirements, set a participant maximum contribution of income at 50% of the employee’s pre-tax annual salary and allows for eligible participants age 50 years and over to defer an additional $4,000 to the ISP Plan. The Company makes discretionary matching contributions to the ISP Plan at the rate of 33% of the first 6% of the participant’s contribution. In Fiscal 2005, the Company’s discretionary matching contributions to the ISP Plan were $235 compared to $207 in Fiscal 2004 and $189 in Fiscal 2003. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if the Company has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

Deferred Compensation Plan

In January 2003, the Company’s Board of Directors approved a Supplemental Incentive Savings Plan (the “Supplemental Plan”). The Supplemental Plan is intended to be an un-funded deferred compensation arrangement for a select group of management or highly compensated employees. The Supplemental Plan is

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intended to restore eligible participants the benefits to which they would have been entitled under the Company’s ISP Plan but were limited because of Internal Revenue Code rules and regulations. Contributions to the plan for Fiscal 2005, Fiscal 2004 and Fiscal 2003 were $7, $15, and $10, respectively.

(7)    Fair Value of Financial Instruments

The Company’s financial instruments at January 28, 2006 and January 29, 2005 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument.

(8)    New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 13-1 “Accounting for Rental Costs Incurred During the Construction Period” (“FSP FAS No. 13-1”) to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during the construction period. Specifically, FSP FAS No. 13-1 stipulates that such costs shall be (1) recognized as rental expense, (2) included in income from continuing operations and (3) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent increases.” The guidance in FSP FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company will adopt FSP FAS No. 13-1 in the first fiscal quarter of fiscal 2006. The Company does not expect that FSP FAS No. 13-1 will have a material impact on the Company’s consolidated balance sheet, statements of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which provides additional guidance on conditional asset retirement obligations under FASB No. 143, and “Accounting for Asset Retirement Obligations”. This standard is effective for fiscal years ending after December 15, 2005. The Company has adopted FIN 47 as of January 28, 2006. Adoption of FIN 47 did not have a material impact on the Company’s consolidated balance sheet, statements of operations or cash flows.

In March 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No.154 replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3. “Reporting Accounting Changes in Interim Financial Statements.” APB No. 20 allowed a change in accounting principles to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. SFAS No. 154 states the change be reported retrospectively and requires the following: (1) The cumulative effect of the change to the new accounting principle on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented. (2) An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial positions) for that period. (3) Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company has adopted FAS No. 154 and has determined that it did not have a material impact on the Company’s consolidated balance sheet, statements of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation,” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires all companies to measure compensation cost for

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based payments, including grants of employee stock options, at fair value and recognize the cost in the statements of operations over the service period of the award. Under SFAS No. 123(R), the pro-forma disclosure in the Notes to Financial Statements previously allowed by SFAS No. 123 will not be an acceptable alternative to recognition of expenses in the financial statements. The Company adopted SFAS No. 123(R) on January 29, 2006 using the modified prospective method.

Under the adoption of SFAS No. 123(R) the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of January 28, 2006. Based upon the stock options outstanding as of January 28, 2006, the stock based employee compensation expense, net of related tax effects, will be approximately $118 in Fiscal 2006. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than an operating cash flow as required under current literature. To the extent the Company experiences tax deductions in excess of recognized compensation costs, the statements of cash flows will show a decrease in net operating cash flows and an increase in net financing cash flows.

(9)    Related-party Transactions

Related-party transactions are those between the Company and shareholders with an ownership interest of greater than 5%. During Fiscal 2005, the Company did not have transactions with related parties (as defined). During Fiscal 2004 and 2003 there was one vendor that qualified as a related party. Purchases in Fiscal 2004 were $4,029 and amounts owed were $339 at January 29, 2005. Purchases in Fiscal 2003 were $3,063 and amounts owed were $106 at January 31, 2004.

(10)    Contingencies

The Company may be subject to certain legal proceedings and claims from time to time that are incidental to the ordinary course of business. When it has been determined that it is probable that the Company will be obligated to pay and the amount can be reasonably estimated a liability is recorded and if material disclosure of the related facts is made in the footnotes to the financial statements. If the Company determines that an obligation is reasonably possible and, if material, the Company will disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

From time to time the Company is named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of these matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company was not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, the Company has recorded a $500 reserve with respect to these pending matters.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any other material existing or threatening litigation to which it is or may be a party.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Quarterly Financial Information (unaudited)

Following is a summary of unaudited quarterly information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:	13 weeks ended April 30, 2005	13 weeks ended July 30, 2005	13 weeks ended October 29, 2005	13 weeks ended January 28, 2006
Total sales	$55,738	$62,896	$56,240	58,257
Cost of Sales	35,439	39,574	36,116	38,249
Gross profit	20,299	23,322	20,124	20,008
Selling, general and administrative expenses	18,939	20,741	21,093	21,201
Depreciation	581	675	749	827
Interest expense	169	128	251	256
Income (loss) before income taxes	610	1,778	(1,969)	(2,276)
Income tax expense (benefit)	246	761	(762)	(1,099)
Net income (loss)	$364	$1,017	$(1,207)	(1,177)
Earnings (loss) per share—basic	$0.12	$0.33	$(0.39)	$(0.38)
Earnings (loss) per share—diluted	$0.10	$0.30	$(0.39)	$(0.38)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:	13 weeks ended May 1, 2004	13 weeks ended July 31, 2004	13 weeks ended October 30, 2004	13 weeks ended January 29, 2005
Total sales	$56,928	$62,162	$53,735	$57,323
Cost of sales	36,827	39,028	34,216	42,314
Gross profit	20,101	23,134	19,519	15,009
Selling, general and administrative expenses	18,835	18,967	17,860	19,412
Depreciation	583	631	681	511
Reorganization items	—	—	—	(93)
Other (income) expense	(55)	25	—	(33)
Interest expense	231	168	187	156
Income (loss) before income taxes	507	3,343	791	(4,944)
Income tax expense (benefit)	203	1,337	319	(1,962)
Net income (loss)	$304	$2,006	$472	$(2,982)
Earnings (loss) per share—basic	$0.10	$0.66	$0.16	$(0.98)
Earnings (loss) per share—diluted	$0.09	$0.56	$0.14	$(0.98)

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	January 28, 2006	January 29, 2005
A S S E T S

Investment in subsidiary	$28,304	$28,873

Total assets	$28,304	$28,873

S T O C K H O L D E R S’ E Q U I T Y

Common stock, $0.01 par value. Voting class-authorized 10,000,000 shares: 3,138,252 and 3,109,041 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	$31	$31
Unearned restricted stock awards	(142)	(148)
Additional paid-in capital	25,714	25,286
Accumulated earnings	2,701	3,704

Total stockholders’ equity	$28,304	$28,873

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004
Equity in net income (loss) of subsidiary	$(1,003)	$(200)	$1,362

Net income (loss)	$(1,003)	$(200)	$1,362

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005	For the 52 weeks ended January 31, 2004
Cash flows from operating activities:
Net income (loss)	$(1,003)	$(200)	$1,362
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of deferred compensation	175	127	131
Decrease (increase) in investment in subsidiary	794	(10,926)	(2,793)
Tax benefit of pre-confirmation operating losses	—	10,851	962

Net cash flows from operating activities	(34)	(148)	(338)

Cash flows from investing activities:

Net cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash received from exercise of management stock options and warrants	34	148	338

Net cash flows from financing activities	34	148	338

Net increase (decrease) in cash	—	—	—
Cash at end of period	$—	$—	$—

Supplemental cash flow information:
Unearned restricted stock awards	$142	$148	$275

See accompanying notes to condensed financial information.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD &

PARTY OUTLET CORP.

(Dollar amounts in thousands)

(1)    Basis of Accounting

The condensed financial information of Factory Card & Party Outlet Corp. (“the Company”) has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Factory Card & Party Outlet Corp. and Subsidiary as of January 28, 2006, January 29, 2005 and January 31, 2004, for the 52 weeks ended January 28, 2006, 52 weeks ended January 29, 2005, and 52 weeks ended January 31, 2004. The Company’s Condensed Financial Information has been prepared on an unconsolidated basis. The Company’s investment in subsidiary is recorded on the equity basis. Due to the fact that there are certain restrictions on the Company’s assets and the Company has guaranteed the Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp.

(2)    Guarantees

The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Note 3 of the Notes to Consolidated Financial Statements.

S-4