Form 10-Q
period 2006-04-29
FACTORY CARD & PARTY OUTLET CORP
filed 2006-06-12
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 29, 2006

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

Factory Card Outlet Corp.

(Former Name)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer  ☐,    accelerated filer  ☐,    non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court    Yes  ☒    No  ☐.

The number of shares of the Registrant’s Common Stock outstanding as of June 9, 2006 was 3,293,204.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended April 29, 2006

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

Statements made in this Form 10-Q, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. The forward-looking statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are good only at the time made and are not guarantees of future performance and that actual results and trends in the future may differ materially. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	April 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash	$200	$196
Merchandise inventories, net	48,320	49,552
Prepaid expenses and other	4,813	4,606
Deferred tax asset, net	3,764	3,728

Total current assets	57,097	58,082
Fixed assets, net	10,344	10,247
Other assets	99	104
Deferred tax asset, net	8,742	8,869

Total assets	$76,282	$77,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$15,828	$19,532
Accounts payable	20,990	19,266
Accrued expenses	8,890	8,579
Capital lease obligations	12	15

Total current liabilities	45,720	47,392

Deferred rent liabilities	1,590	1,606

Total liabilities	47,310	48,998

Stockholders’ equity	28,972	28,304

Total liabilities and stockholders’ equity	$76,282	$77,302

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three months ended April 29, 2006	Three months ended April 30, 2005
Net sales	$56,972	$55,738
Cost of sales	36,698	35,439

Gross profit	20,274	20,299
Selling, general and administrative expenses	18,990	18,939
Depreciation expense	781	581
Interest expense	300	169

Income before income taxes	203	610
Income taxes	91	246

Net income	$112	$364

Net income per share - basic	$0.04	$0.12

Weighted average shares outstanding – basic	3,127,368	3,049,486

Net income per share – diluted	$0.03	$0.10

Weighted average shares outstanding – diluted	3,328,052	3,513,548

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the three months ended April 29, 2006	For the three months ended April, 30 2005
Cash flows from operating activities:
Net income	$112	$364
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	781	581
Deferred taxes	91
Loss on disposal of fixed assets	—	4
Amortization of deferred financing costs	5	8
Amortization of deferred compensation	161	31
Changes in assets and liabilities:
Merchandise inventories, net	1,232	(3,847)
Prepaid expenses and other assets	(207)	(186)
Accounts payable	1,724	5,577
Accrued expenses	311	1,489
Deferred rent obligation	(16)	(102)

Net cash flows from operating activities	4,194	3,919

Net cash flows from investing activities – purchase of fixed assets	(878)	(914)

Cash flows from financing activities:
Borrowings - line of credit	55,549	56,330
Repayments - line of credit	(59,253)	(57,704)
Payment of trade conversion and extended creditor note payable	—	(1,649)
Payment of capital lease obligations	(3)	(3)
Increase/(decrease) in long term debt	—	16
Cash received from exercise of stock options and warrants	395	9

Net cash flows from financing activities	(3,312)	(3,001)

Net increase in cash	4	4
Cash at beginning of period	196	188

Cash at end of period	$200	$192

Supplemental cash flow information:
Interest paid	$340	$168
Alternative minimum taxes paid	—	37
Supplemental non cash information:
Unearned nonvested stock awards	553	115

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

As of April 29, 2006, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 192 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise and other special occasion merchandise.

The Company’s fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the 53 week period January 29, 2006 to February 3, 2007. Fiscal 2005 is the 52 week period January 30, 2005 to January 28, 2006.

While the Company’s product offerings can be differentiated among various categories (i.e. cards, candy, gift wrap, etc.), the Company deems the products to be similar in nature and therefore does not present the categories as “segments” as per the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).

The condensed consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 28, 2006 included in the Company’s Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring and certain nonrecurring adjustments necessary for a fair presentation of the interim financial statements.

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

(2)	Line of Credit and Capital Lease Obligations

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit, at April 29, 2006 provided $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008.

Borrowings under the facility are limited by a percentage of inventory levels. At April 29, 2006, the weighted average interest rate on the Company’s borrowings was 6.61%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of April 29, 2006 and January 28, 2006.

At April 29, 2006 and January 28, 2006, the Company has outstanding borrowings under the Loan Agreement of $15,828 and $19,532, respectively.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance indebtedness, or to fund planned capital expenditures, will depend upon future performance which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the Company’s current level of operations and anticipated growth, the Company believes future cash flows from operations, together with available borrowings under the Loan Agreement, will be adequate for the next twelve months to meet anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance that the business will continue to generate sufficient cash flow from operations in the future to service the debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of the existing debt, sell assets or obtain additional financing. There can be no assurance that any refinancing would be available or that any sales of assets or additional financing could be obtained.

(3)	Lease Payments

The Company conducts all of its activities using leased premises. Stores and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense was $26 at April 29, 2006 and $42 at April 30, 2005. Rent expenses charged to operations under operating leases at April 29, 2006, April 30, 2005 were $7,269, and $6,780, respectively.

(4)	Stock Based Compensation

On January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)), using the modified-prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). Prior to fiscal 2006, no compensation expense was recorded in the condensed consolidated income statement as the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the disclosure-only provisions of SFAS 123 No. “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.”

Under SFAS No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), and the estimated volatility of the Company’s common stock price over the expected term. Expected price volatility of the fiscal 2006 grants is based on the daily market rate changes of the Company’s stock going back for a period of one year from the date of grant. The period length was determined based on both management’s assessment of stock price volatility that has resulted since the Company’s emergence from bankruptcy as well as consideration of the market volatility of a number of the Company’s publicly traded competitors. Expected life for the fiscal 2006 grant of non-qualified stock options was calculated based on the “plain vanilla” option formula prescribed by Staff Accounting Bulletin No. 107 “Share based payment.” The shares granted in fiscal 2006 had a vesting period of three years and a contractual life of 10 years. All non-perfomance based share awards issued by the Company have graded vesting schedules of three to four years. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the condensed consolidated statement of operations. The Company recognizes stock based compensation expense on a straight-line basis for awards with graded vesting. Specific information for the various stock plans is included in Note 5 Stockholder’s Equity.

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Valuation Assumptions:	Fiscal 2006 Grants	Pre-Fiscal 2006 Grants
Risk-free interest rate	4.57%	3.39% -4.73%
Expected dividend yield	0%	0%
Expected price volatility	50%	50%
Expected life of non-qualified stock options (years)	6.0	6.0 – 10.0

The Company recognized stock based compensation expense of $94 for the three months ended April 29, 2006. This expense is included in selling, general and administrative expenses.

The results for the three months ended April 30, 2005 have not been restated. If the stock based compensation expense for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings/loss per share would have been as follows:

For the three months ended April 30, 2005
Net income, as reported	$364
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	672

Pro forma net income (loss)	$(308)

Earnings (loss) per share:
Basic-as reported	$0.12

Basic-pro forma	$(0.10)

Diluted-as reported	$0.10

Diluted-pro forma	$(0.10)

On April 14, 2005, the Company approved the accelerated vesting of unvested and “out-of-the-money” options held by employees, executive officers and non-employee directors (the “Acceleration”) that were granted under the Company’s 2002 Stock Option Plan, 2003 Equity Incentive Plan and 2002 Non Employee Directors’ Stock Option Plan. As a result of the Acceleration, the affected unvested options were those which had exercise prices of greater than $9.64 per share, which was the closing sales price of the Company’s common stock on the NASDAQ National Market on April 14, 2005, the effective date of the Acceleration. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 124,000 shares of the Company’s common stock that would otherwise have vested at various times within the next two years became fully vested. As a result of the Company’s decision to approve the Acceleration, each option agreements underlying options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

(5)	Stockholders’ Equity

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented as the Company does not have any currency translation adjustments, minimum pension liability adjustments or SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” adjustments.

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,291,204 common shares were deemed outstanding at April 29, 2006.

Nonvested Stock

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. At the date of grant, the market value of the award was recorded in common stock and additional paid-in-capital; an offsetting amount was recorded as a component of stockholders’ equity in unearned nonvested stock awards. Compensation cost is included in results of operations and expensed ratably (straight-line) over the vesting period. Expense relating to these outstanding nonvested stock awards for the three months ended April 29, 2006 and April 30, 2005 was $15 and $31, respectively.

In June 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended April 29, 2006 was $10.

In November 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain members of the officer group of the Company. A total of 4,500 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended April 29, 2006 was $2.

The Company’s nonvested stock awards vest over three to four years and are restricted as to the sale or transfer of the shares prior to vesting. Nonvested stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period, or, if the nonvested stock is subject to performance measures, if those performance measures are not attained. The fair value of the nonvested stock awards is equal to the value of the Company’s stock on the date of grant. The Company included the vested and unvested portions of the nonvested stock awards in its dilutive earnings per share calculations.

Nonvested Performance-based Stock

In February 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009 or at a time earlier as described in the agreement. Expense recognized for this Plan for the three months ended April 29, 2006 was $40. Based on the guidance set forth in SFAS 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations.

A summary of the nonvested and nonvested performance-based stock activity during the three months ended April 29, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	44,750	$5.59
Granted to employees	60,000	7.99
Vested, converted	(25,250)	3.76
Terminated or resigned	—	—

Total outstanding, April 29, 2006	79,500	$4.84

Total nonvested stock compensation expense for the three months ended April 29, 2006 was approximately $68, pre-tax.

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. Of the Series A Warrants 33,736 shares were exercised on April 13, 2006 and the remaining balance of 22,450 shares expired on April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At April 29, 2006, Warrants to purchase an aggregate of 208,252 shares common stock were outstanding.

Stock Option Plans

In April 2002, the Company adopted a 2002 Stock Option Plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 234,700 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at April 29, 2006. Under the plan, stock options may be granted for the purchase of its Common Stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

On April 23, 2002, the Board of Directors approved the Non-Employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 215,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at April 29, 2006. Under the Plan, options may be granted for the purchase of its Common Stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 33% to 50% per year from the date of grant.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 324,185 options were outstanding at April 29, 2006 with exercise prices ranging from $6.38 to $19.00. Under this plan, 500,000 shares of Common Stock would be available for the settlement of the following types of awards: stock options; stock appreciation awards; nonvested shares; deferred stock; dividend equivalents; performance units; performance shares; and other stock based awards.

Stock option activity for the three months ended April 29, 2006 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding - January 28, 2006	839,517	$6.22
Granted	1,000	8.14
Exercised	(59,216)	3.54
Forfeited	(7,416)	8.88
Outstanding- April 29, 2006	773,885	$6.40

Exercisable - April 29, 2006	674,917	$6.31

Available for grant – April 29, 2006	98,968

Information regarding outstanding and exercisable options at April 29, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
April 29, 2006:
$ 2.65 to $ 8.30	603,035	6.4	$4.81	504,601	$4.38
9.31 to 12.44	168,050	7.2	11.87	167,516	11.88
17.55 to 22.40	2,800	7.6	20.36	2,800	20.36

$ 2.65 to $ 22.40	773,885	6.3	$6.40	674,917	$6.31

(6)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share–basic was computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share–diluted assumes, in addition to the above, the effect of potentially dilutive securities. The dilutive impact of stock options and warrants is calculated using the treasury method.

The reconciliation of earnings per share- basic to earnings per share - diluted for the three months ended April 29, 2006 and April 30, 2005 is as follows (in thousands, except per share amounts):

	For the three months ended April 29, 2006	For the three months ended April 30, 2005
Net income	$112	$364
Earnings per share – basic	$0.04	$0.12
Earnings per share – diluted	$0.03	$0.10
Weighted average shares outstanding - basic	3,127,368	3,049,486
Dilutive effect of stock options and warrants	200,684	464,062

Weighted average shares outstanding - diluted	3,328,052	3,513,548

Options and warrants to purchase 266,000 common shares at prices ranging from $8.30 to $22.40 per share were outstanding as of April 29, 2006 but were not considered in the calculation of diluted earnings per share for the three months ended April 29, 2006 because the strike price was greater than the average market price per share during the period.

Options and warrants to purchase 178,150 common shares at prices ranging from $11.08 to $22.40 per share and warrants to purchase 60,152 common shares at a price of $17.00 per share were outstanding as of April 30, 2005 but were not included in the calculation of diluted earnings per share for the three months ended April 30, 2005 because the strike price was greater than the average market price per share during the period.

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

(8)	Legal Proceedings

The Company is or may be subject to certain legal proceedings and claims from time to time that are incidental to the ordinary course of business. The Company will record a liability when it has been determined that it is probable that the Company will be obligated to pay and the amount can be reasonably estimated, and the Company will disclose the related facts in the footnotes to the financial statements, if material. If the Company determines that an obligation is reasonably possible it will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

The Company is from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company is not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, in the fourth quarter of fiscal 2005 the Company recorded a $500 reserve with respect to these pending matters. The $500 reserve remains as part of accrued expenses as of April 29, 2006.

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

Our fiscal years end on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the period January 29, 2006 to February 3, 2007. Fiscal 2005 is the period January 30, 2005 to January 28, 2006. The following table summarizes store opening and closing activity during the first three months of fiscal 2006 and fiscal 2005.

	For the three months ended:
	April 29, 2006	April 30, 2005
Beginning of period	188	184
Openings	5	1
Closings	(1)	—

End of period	192	185

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At April 29, 2006 and January 28, 2006, we had reserves of $1,668 and $1,666, respectively.

Vendor Rebates

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendor’s products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and resulting in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Advertising cooperative payments were $98 and $109 for the quarters ended April 29, 2006 and April 30, 2005, respectively.

Accounting for Long-Lived Assets

We perform an impairment evaluation for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Long lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over fair value of the asset is recognized. We did not record any fixed asset impairments in the three months ended April 29, 2006 or the three months ended April 30, 2005.

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

We lease all of the premises in which we operate. The leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). Certain leases provide for scheduled increases in base rentals over their terms. For these leases we recognize the total rental amounts expected to be paid over the lease terms (starting at the date of possession) on a straight-line basis and, accordingly, establish corresponding deferred rent liabilities for the difference between the amounts recognized and the amounts paid. We also receive certain lease incentives which are deferred and amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. Certain leases provide for contingent rentals based on sales in excess of specified minimums. Additional information is found in Note 3 “Lease Payments.”

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

	Three months ended April 29, 2006	Three months Ended April 30 2005
Sales	100.0%	100.0%
Cost of sales	64.4	63.6

Gross profit	35.6	36.4
Selling, general and administrative expenses	33.3	34.0
Depreciation expense	1.4	1.0
Interest expense	0.5	0.3

Income before income taxes	0.4	1.1
Income taxes	0.2	0.4

Net income	0.2%	0.7%

Number of stores open at end of period	192	185

Three Months Ended April 29, 2006 and April 30, 2005

Net Sales. Net sales increased $1,234 or 2.2% to $56,972 for the three months ended April 29, 2006 (“first quarter of fiscal 2006”) from $55,738 for the three months ended April 30, 2005 (“first quarter of fiscal 2005”). The increase is attributed to the store count offset by a slight decrease (-0.3%) in comparable store sales. The weighted average number of stores opened during the first quarter of fiscal 2006 was 191 compared with 184 during the first quarter of fiscal 2005. We experienced modest comparable store sales growth in balloons, cards and seasonal categories, countered by declines in the other categories. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within an existing store’s trading area.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit decreased $25 or 0.1%, to $20,274 for the first quarter of fiscal 2006 from $20,299 for the first quarter of fiscal 2005 The decrease as a percentage of net sales is primarily the result of higher store occupancy costs. Store occupancy costs increased $740 or 9.4% as we opened new stores and renewed existing leases. During the quarter, our merchandise margins remained flat while we saw continued leverage of our freight and distribution costs. Gross profit as a percent of net sales, excluding store occupancy costs, increased 20 basis points.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $51 or 0.3% to $18,990 for the first quarter of fiscal 2006 from $18,939 for the first quarter of fiscal 2005. Major contributors to the increase are the following:

•	Store payroll increased approximately $213 or 2.6% as we operated more stores.

•	Store general expense, inclusive of store pre-opening and remodel expenses, increased approximately $8 or less than one percent. Store pre-opening expenses increased as a function of opening five stores in the first quarter of fiscal 2006 compared to one in the first quarter of fiscal 2005. This increase was partially offset by effectively managing our store general expenses as well as performing three fewer remodels as compared to the prior year.

•	Net advertising expense decreased approximately $305 or 14% as we attempt to leverage our advertising costs by opening stores in existing markets.

•	Other corporate expenses increased approximately $135 or 2.8% primarily as a result of the adoption of SFAS 123(R) and additional payroll costs associated with store operations and merchandising departments, partially offset by a decrease in bonus expense as actual performance fell short of plan.

As a percentage of net sales, selling, general and administrative expenses were 33.3% in the first quarter of fiscal 2006 compared to 34.0% in the first quarter of fiscal 2005.

Depreciation expense. Depreciation expense was $781 in the first quarter of fiscal 2006 compared to $581 in the first quarter of fiscal 2005. The increase is attributed to the level of fixed asset additions primarily related to new store openings and store remodels. Since April 2005, we have opened 11 new store prototypes.

Interest Expense. Interest expense was $300 in the first quarter of fiscal 2006 compared to $169 in the first quarter of fiscal 2005. The increase resulted from higher average borrowing levels as we open new stores coupled with an increase in our effective interest rate.

Income Tax Expense. Income tax expense was $91 in the first quarter of fiscal 2006 compared to $246 in the first quarter of fiscal 2005. The decrease is a function of lower income levels in the first quarter of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes.

Liquidity and Capital Resources

Our uses of capital for fiscal 2006 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, opening new stores and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowings from our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2006	Fiscal 2005
	Three months ended April 29, 2006	Three months ended April 30, 2005
Cash flows from operating activities	$4,194	$3,919

Cash flows from investing activities	$(878)	$(914)

Cash flows from financing activities	$(3,312)	$(3,001)

At April 29, 2006 our working capital was $11,377. Net cash provided by operating activities for the three months ended April 29, 2006 was $4,194 compared to $3,919 of net cash provided by operating activities for the three months ended April 30, 2005. The fluctuation is related to decreases in inventory coupled with increases in our accounts payable balances. Our inventory purchases decreased 13% compared to prior year first quarter as we attempt to manage inventory levels more effectively while we continue to work with our vendor community in obtaining improved payable terms.

Net cash used in investing activities for the three months ended April 29, 2006 and the three months ended April 30, 2005 was $878 and $914, respectively. Net cash used in investing activities was for capital expenditures related to new store openings $577, warehouse equipment for the distribution center $277, and computer equipment and software $24.

Net cash used in financing activities for the three months ended April 29, 2006 was $3,312 compared to $3,001 of net cash used for the three months ended April 30, 2005. Amounts are attributable to the level of borrowings and repayments.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit expiring on October 31, 2008, currently provides up to $35,000, (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008. Borrowings under the facility are limited by a percentage of inventory levels, and are secured by substantially all of our assets.

As of April 29, 2006 we had $15,828 in borrowings outstanding under the Loan Agreement and had utilized approximately $1,800 to issue letters of credit. As of June 9, 2006, we had $6,765 in borrowings outstanding under the Loan Agreement, utilized approximately $2,600 issue letters of credit and had $18,157 available for future cash borrowings.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years		3-5 Years		More than 5 Years
Debt & Capital Leases (*) (including current portion)	$15.8	$15.8	$		$		$—
Operating Leases(**)	112.1	28.9		39.7		21.3	22.2
Inventory Purchase Commitments (including open purchase orders)	16.7	14.7		1.3		0.7	—

Total	$144.6	$59.4		$41.0		$22.0	$22.2

(*)	Interest payments are excluded from total.
(**)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the three months ended April 29, 2006 totaled $ 2.2 million.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2006 quarters are defined as follows: first fiscal quarter is January 29, 2006 to April 29, 2006, second fiscal quarter is April 30, 2006 to July 29, 2006, third fiscal quarter is July 30, 2006 to October 28, 2006 and fourth fiscal quarter is October 29, 2006 to February 3, 2007. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of April 29, 2006, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three months ended April 29, 2006 and the three months ended April 30, 2005 would not have had a material impact on our financial position or results of operations.

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

As of June 9, 2006 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended April 29, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are or may be subject to certain legal proceedings and claims from time to time that are incidental to the ordinary course of business. We will record a liability when it has been determined that it is probable that the Company will be obligated to pay and the amount can be reasonably estimated, and we will disclose the related facts in the footnotes to the financial statements, if material. If we determine that an obligation is reasonably possible it will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we are not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, in the fourth quarter of fiscal 2005 we recorded a $500 reserve with respect to these pending matters. This $500 reserve remains as part of Accrued Expenses as of April 29, 2006.

As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which we are or may be a party.

Item 1A.Risk Factors

We have not identified any material changes from risk factors as previously disclosed in Form 10-K filed on April 19, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5(12)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated February 6, 2006.

4.1(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2(2)	Form of New Management Warrant, dated April 9, 2002.

4.3(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.18(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.19(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.20(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.21(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.22(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.23(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.24(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.25(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.26(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.27(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.28(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.29(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.30(13)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.31(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a Ney York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 6, 2006.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 26, 2006.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.

(b)	Reports on 8-K

Current Report on Form 8-K filed on January 31, 2006 announcing the 2006 management bonus plan.

Current Report on Form 8-K filed on February 3, 2006 announcing sales results for January 2006.

Current Report on Form 8-K filed on February 6, 2006 announcing an exception to current ownership restrictions for a current shareholder.

Current Report on Form 8-K filed on March 2, 2006 announcing sales results for February 2006 and the expansion of the Company’s internet store.

Current Report on Form 8-K filed on April 7, 2006 announcing sales results for March 2006.

Current Report on Form 8-K filed on April 18, 2006 announcing fourth quarter and full year operating results for fiscal 2005.

Current Report on Form 8-K filed on April 20, 2006 announcing the execution by Factory Card & Party Outlet, Corp., Cramer Rosenthal McGlynn, LLC (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc. (“CRM Inc.”) of an agreement, dated April 18, 2006 (the “Agreement”), relating to, among other things, the settlement of a pending proxy contest in connection with FCPO’s 2006 annual meeting of stockholders.

Current Report on Form 8-K filed on April 28, 2006 announcing the appointment of Mone Anathan to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: June 12, 2006	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: June 12, 2006	By:	/s/ Jarett A. Misch
Jarett A. Misch
Vice President, Controller and Chief Accounting Officer
[Principal Accounting Officer]