Form 10-Q
period 2006-07-29
FACTORY CARD & PARTY OUTLET CORP
filed 2006-09-12
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 29, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (Check One).

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

The number of shares of the Registrant’s Common Stock outstanding as of September 6, 2006 was 3,331,772.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended July 29, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

References throughout this document to the Company include Factory Card & Party Outlet Corp. and its wholly-owned subsidiary Factory Card Outlet of America, Ltd. In this document the words “we,” “our,” “ours” and “us” refer only to Factory Card & Party Outlet Corp. and its wholly-owned subsidiary and not to any other person.

The Company’s website – www.factorycard.com – provides access, free of charge, to the Company’s Securities and Exchange Commission reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. On our website, please see “Corporate Information” for a link to our Securities and Exchange Commission reports.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	dependence on key personnel;

•	competition and industry consolidation;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	consumer confidence and consumer spending;

•	ability to maintain compliance with bank covenants;

•	availability of retail store space on reasonable lease terms;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	July 29, 2006	January 28, 2006
ASSETS

Current assets:
Cash	$196	$196
Merchandise inventories, net	46,104	49,552
Prepaid expenses and other	4,333	4,606
Deferred tax asset, net	3,692	3,728

Total current assets	54,325	58,082

Fixed assets, net	9,816	10,247
Other assets	95	104
Deferred tax asset, net	7,566	8,869

Total assets	$71,802	$77,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$6,969	$19,532
Accounts payable	22,873	19,266
Accrued expenses	9,165	8,579
Capital lease obligations	8	15

Total current liabilities	39,015	47,392

Deferred rent liabilities	1,537	1,606

Total liabilities	40,552	48,998

Stockholders’ equity	31,250	28,304

Total liabilities and stockholders’ equity	$71,802	$77,302

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30, 2005
Net sales	$66,343	$62,896	$123,315	$118,634
Cost of sales	40,725	39,574	77,423	75,013

Gross profit	25,618	23,322	45,892	43,621

Selling, general and administrative expenses	21,467	20,741	40,457	39,680
Depreciation expense	798	675	1,579	1,256
Interest expense	165	128	465	297

Income before income taxes	3,188	1,778	3,391	2,388
Income taxes	1,248	761	1,339	1,007

Net income	$1,940	$1,017	$2,052	$1,381

Earnings per share:
Net income per share - basic	$0.60	$0.33	$0.65	$0.45

Weighted average shares outstanding – basic	3,230,436	3,077,323	3,178,761	3,063,405

Net income per share – diluted	$0.57	$0.30	$0.61	$0.40

Weighted average shares outstanding – diluted	3,427,688	3,431,294	3,380,358	3,485,715

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the six months ended July 29, 2006	For the six months ended July 30, 2005
Cash flows from operating activities:
Net income	$2,052	$1,381
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	1,579	1,256
Deferred Taxes	1,339	1,007
Loss on disposal of fixed assets	9	34
Amortization of deferred financing costs	9	16
Amortization of deferred compensation	293	71
Impairment charge on fixed assets	88	—
Changes in assets and liabilities:
Merchandise inventories, net	3,448	(2,834)
Prepaid expenses and other assets	273	359
Accounts payable	3,607	5,208
Accrued expenses	586	286
Deferred rent liabilities	(69)	(195)

Net cash flows from operating activities	13,214	6,589

Net cash flows from investing activities – purchase of fixed assets	(1,245)	(2,905)

Cash flows from financing activities:
Borrowings – line of credit	117,027	122,581
Repayments – line of credit	(129,590)	(124,639)
Payment of trade conversion and extended creditor note payable	—	(1,649)
Payment of capital lease obligations	(7)	(6)
Increase in long term debt	—	16
Cash received from exercise of stock options and warrants	601	15

Net cash flows from financing activities	(11,969)	(3,682)

Net increase in cash	—	2
Cash at beginning of period	196	188

Cash at end of period	$196	$190

Supplemental cash flow information:
Interest paid	$550	$335
Alternative minimum taxes paid	—	37

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

As of July 29, 2006, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 192 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise and other special occasion merchandise.

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

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). At July 29, 2006, the Loan Agreement, which is a line of credit, provided $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008.

Borrowings under the facility are limited by a percentage of inventory levels. At July 29, 2006, the weighted average interest rate on the Company’s borrowings was 6.61%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends, all of which have been met as of July 29, 2006 and January 28, 2006.

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

(3)	Lease Commitments

The Company conducts all of its activities using leased premises. Stores and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense was $17 and $33 for the three months ended at July 29, 2006 and July 30, 2005, respectively, and was $43 and $76 for the six months ended July 29, 2006 and July 30, 2005, respectively. Rent expenses, excluding real estate taxes, insurance, common area maintenance, charged to operations under operating leases for the three months ended July 29, 2006 and July 30, 2005 were $7,384, and $6,916, respectively, and were $14,653 and $13,697 for the six months ended July 29, 2006 and July 30, 2005, respectively.

(4)	Stock Based Compensation

On January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)), using the modified-prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants prior to the adoption of SFAS No. 123(R). Prior to fiscal 2006, no compensation expense was recorded in the condensed consolidated statement of operations as the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the disclosure-only provisions of SFAS 123 No. “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.”

Under SFAS No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of the Company’s common stock price over the expected term. Expected price volatility of the fiscal 2006 grants is based on the daily market rate changes of the Company’s stock going back for a period of one year from the date of grant. The period length was determined based on both management’s assessment of stock price volatility that has resulted since the Company’s emergence from bankruptcy as well as consideration of the market volatility of a number of the Company’s publicly traded competitors. Expected life for the fiscal 2006 grant of non-qualified stock options was calculated based on the “plain vanilla” option formula prescribed by Staff Accounting Bulletin No. 107, “Share based payment.” The shares granted in fiscal 2006 had a vesting period of three years and a contractual life of 10 years. All non-performance based share awards issued by the Company have graded vesting schedules of three to four years. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the condensed consolidated statement of operations. The Company recognizes stock based compensation expense on a straight-line basis for awards with graded vesting. Specific information for the various stock plans is included in Note 5 Stockholder’s Equity.

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Valuation Assumptions:	Fiscal 2006 Grants	Pre-Fiscal 2006 Grants
Risk-free interest rate	4.57%–5.11%	3.39% -4.73%
Expected dividend yield	0%	0%
Expected price volatility	41.75%-50%	50%
Expected life of non-qualified stock options (years)	6.0	6.0 –10.0

The Company recognized stock based compensation expense of $79 and $173 for the three and six months ended July 29, 2006, respectively. This expense is included in selling, general and administrative expenses.

The results for the three and six months ended July 30, 2005 have not been restated. If the stock based compensation expense for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings per share would have been as follows:

	For the three months ended July 30, 2005	For the six months ended July 30, 2005
Net income, as reported	$1,017	$1,381
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	80	752

Pro forma net income	$937	$629

Earnings per share:
Basic-as reported	$0.33	$0.45

Basic-pro forma	$0.30	$0.21

Diluted-as reported	$0.30	$0.40

Diluted-pro forma	$0.27	$0.18

(5)	Stockholders’ Equity

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented.

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,328,772 common shares were outstanding at July 29, 2006.

Nonvested Stock

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. These shares became fully vested during the first quarter of fiscal 2006. Compensation cost has been included in results of operations and expensed ratably (straight-

line) over the vesting period. Expense relating to these outstanding nonvested stock awards for the three months ended July 29, 2006 and July 30, 2005 was $0 and $31 respectively. Expenses relating to these outstanding nonvested stock awards for the six months ended July 29, 2006 and July 30, 2005 was $15 and $65, respectively.

In June 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended July 29, 2006 and July 30, 2005 was $11 and $8, respectively. Expense for the six months ended July 29, 2006 and July 30, 2005 was $21 and $8, respectively.

In November 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain members of the officer group of the Company. A total of 4,500 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended July 29, 2006 was $3 and for the six months ended July 29, 2006 was $5

A summary of the nonvested stock activity during the six months ended July 29, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	44,750	$5.59
Granted to employees	—	—
Vested, converted	(30,250)	4.51
Terminated or resigned	—	—

Total outstanding, July 29, 2006	14,500	$7.85

Total nonvested pre-tax stock compensation expense for the three and six months ended July 29, 2006 was approximately $14 and $26, respectively. Total unrecognized compensation cost at July 29, 2006 for the Company’s nonvested stock is $100, which will be recognized over the weighted average period of the next 1.9 years.

The Company’s nonvested stock awards vest over three to four years and are restricted as to the sale or transfer of the shares prior to vesting. Nonvested stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period. The fair value of the nonvested stock awards is equal to the value of the Company’s stock on the date of grant. The Company included the vested and unvested portions of the nonvested stock awards in its dilutive earnings per share calculations.

Nonvested Performance-based Stock

In February 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009 or at a time earlier as described in the award agreement. Compensation cost is included in results of operations and expensed ratably (straight-line) over the vesting period. Pretax expense recognized for this Plan for the three and six months ended July 29, 2006 was $40 and $80, respectively. Based on the guidance set forth in SFAS 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations. Total unrecognized compensation cost of nonvested performance-based stock at July 29, 2006 was $400, which will be recognized over the next 2.5 years.

A summary of the nonvested performance-based stock activity during the six months ended July 29, 2006 is summarized in the table below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	—	$—
Granted to employees	60,000	7.99
Vested, converted	—	—
Terminated or resigned	—	—

Total outstanding, July 29, 2006	60,000	$7.99

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. The Series A Warrants expired on April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At July 29, 2006, Warrants to purchase an aggregate of 208,252 shares common stock were outstanding.

Stock Option Plans

In April 2002, the Company adopted a 2002 Stock Option Plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 224,525 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at July 29, 2006. Under the plan, stock options may be granted for the purchase of its Common Stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

On April 23, 2002, the Board of Directors approved the Non-Employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 218,000 options at exercise prices ranging from $2.65 to $11.90 were outstanding at July 29, 2006. Under the Plan, options may be granted for the purchase of its Common Stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 33% to 50% per year from the date of grant.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 279,583 options were outstanding at July 29, 2006 with exercise prices ranging from $6.38 to $19.00. Under this plan, 500,000 shares of Common Stock would be available for the settlement of the following types of awards: stock options; stock appreciation awards; nonvested shares; deferred stock; dividend equivalents; performance units; performance shares; and other stock based awards.

Stock option activity for the six months ended July 29, 2006 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding - January 28, 2006	839,517	$6.22
Granted	1,000	8.14
Exercised	(59,216)	3.54
Forfeited	(7,416)	8.88

Outstanding – April 29, 2006	773,885	6.40

Granted	5,000	7.67
Exercised	(40,077)	5.49
Forfeited	(16,700)	11.74
Expired	—	—

Outstanding – July 29, 2006	722,108	6.33

Exercisable – July 29, 2006	679,687	6.27

Available for grant – July 29, 2006	172,503

Information regarding outstanding and exercisable options at July 29, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
July 29, 2006:
$ 2.65 to $ 8.30	567,558	6.5	$4.78	525,671	$4.58
9.31 to 12.44	151,750	7.7	11.87	151,216	11.88
17.55 to 22.40	2,800	7.3	20.36	2,800	20.36

$ 2.65 to $ 22.40	722,108	6.7	$6.33	679,687	$6.27

Total unrecognized compensation cost for stock options as of July 29, 2006 was $141. The aggregate intrinsic value of options outstanding at July 29, 2006 is $1,240 and the aggregate intrinsic value of exercisable options is $1,212. Cash proceeds received from the exercise of options for the three and six months ended July 29, 2006 was $220 and $430, respectively. The total intrinsic value of options exercised through July 29, 2006 was $375. The realized tax benefit from stock options for the six months ended July 29, 2006 was $0.

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

Options and warrants to purchase 403,082 common shares at a price ranging from $7.67 to $22.40 per share were not considered in the calculation of diluted earnings per share for the three months ended July 29, 2006, because the strike price was greater than the average market price per share during the period.

Options and warrants to purchase 398,802 common shares at a price ranging from $8.00 to $22.40 per share were not considered in the calculation of diluted earnings per share for the six months ended July 29, 2006, because the strike price was greater than the average market price per share during the period.

(7)	Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized. There are no valuation allowances on the Company’s deferred tax assets as of July 29, 2006 or January 29, 2006.

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

The Company is from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company is not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, in the fourth quarter of fiscal 2005 the Company recorded a $500 reserve. Based on its best estimate of probable loss, the $500 reserve is recorded in accrued expenses as of July 29, 2006.

As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which we are or may be a party.

(9)	New Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated balance sheets, statement of operations and cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF 06-3.”) A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the condensed consolidated balance sheets, statement of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

Overview

Factory Card & Party Outlet stores provide our customers with value solutions for all their party and social occasion needs in a one-stop, festive environment. As a leader in the market place, our stores, which average approximately 11,500 square feet, carry merchandise in the party solution, greeting card, gift wrap, balloon, seasonal event and special occasion merchandise arenas. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry.

Our fiscal years end on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the period January 29, 2006 to February 3, 2007. Fiscal 2005 is the period January 30, 2005 to January 28, 2006. The following table summarizes store opening and closing activity during the first half of fiscal 2006.

	For the three months ended		For the six months ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Beginning of period	192	185	188	184
Openings	1	2	6	3
Closings	(1)	(1)	(2)	(1)

End of period	192	186	192	186

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. We are managing our greeting card program through our distribution center utilizing inventory currently in our supply chain which will meet customer demands through the upcoming 2006 holiday season. We are currently in discussions with Hallmark and other vendors with respect to the supply of greeting cards for 2007 and beyond.

Party Supply Agreement

On January 26, 2006, we entered into a definitive agreement with Amscan Holdings, Inc. to be our exclusive supplier of solid color paper tableware products. In conjunction with the agreement, Amscan ships all sourced merchandise to our centralized distribution center. The agreement also provides that the ownership of merchandise will not transfer over until the goods are shipped out of our distribution center.

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At July 29, 2006 and January 28, 2006, we had reserves of $1,902 and $1,666, respectively.

Vendor Rebates

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendor’s products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and resulting in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Advertising cooperative payments were $134 and $111 for the three months ended July 29, 2006 and July 30, 2005, respectively. For the six months ended July 29, 2006 and July 30, 2005, advertising cooperative payments were $231 and $220, respectively.

Accounting for Long-Lived Assets

We perform an impairment evaluation for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Long lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over fair value of the asset is recognized. During the three months ended July 29, 2006 we recorded a fixed asset impairment of $88. This is the only impairment recorded in fiscal 2006. We did not record fixed asset impairments in the three or six months ended July 30, 2005.

Lease Accounting

We lease all of the premises in which we operate. The leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). Certain leases provide for scheduled increases in base rentals over their terms. For these leases we recognize the total rental amounts expected to be paid over the lease terms (starting at the date of possession) on a straight-line basis and, accordingly, establish corresponding deferred rent liabilities for the difference between the amounts recognized and the amounts paid. We also receive certain lease incentives which are deferred and amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. Certain leases provide for contingent rentals based on sales in excess of specified minimums. Additional information is found in Note 3 Lease Commitments.

Income Taxes

We account for income taxes in accordance with the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. We assess our deferred tax assets and establish valuation allowances when it is determined that deferred tax assets are not likely to be realized.

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

Results of Operations

The following table sets forth, for the periods indicated selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended July 29, 2006	Three months ended July 30, 2005	Six months ended July 29, 2006	Six months ended July 30 2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	62.9	62.8	63.2

Gross profit	38.6	37.1	37.2	36.8
Selling, general and administrative expenses	32.4	33.0	32.8	33.4
Depreciation expense	1.2	1.1	1.3	1.1
Interest expense	0.2	0.2	0.4	0.3

Income before income taxes	4.8	2.8	2.7	2.0
Income taxes	1.9	1.2	1.1	0.8

Net income	2.9%	1.6%	1.6%	1.2%

Number of stores open at end of period	192	186	192	186

Three Months Ended July 29, 2006 and July 30, 2005

Net Sales. Net sales increased $3,447 or 5.5% to $66,343 for the three months ended July 29, 2006 (“second quarter of fiscal 2006”) from $62,896 for the three months ended July 30, 2005 (“second quarter of fiscal 2005”). The increase is attributed to an increase in store count coupled with an increase in comparable store sales of 2.6%. All sales categories, with the exception of gifts, experienced positive comparable store sales as we were well positioned for a strong graduation selling season. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within an existing store’s trading area.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $2,296 or 9.8%, to $25,618 for the second quarter of fiscal 2006 from $23,322 for the second quarter of fiscal 2005. Gross profit increased primarily as a function of higher sales volume. As a percent of sales, gross profit was 38.6% for the second quarter of fiscal 2006 compared to 37.1% for the second quarter of fiscal 2005. The 150 basis point improvement can be attributed to better merchandise margins. We leveraged merchandise margins as we experienced favorable mark-up on merchandise available for sale and favorable markdown and inventory shrink experience. The leverage on merchandise margins was offset by slight de-leverage in distribution costs and continued de-leverage of store occupancy costs. Store occupancy costs increased $652 or 8.0% as we opened new stores and renewed existing leases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $726 or 3.5% to $21,467 for the second quarter of fiscal 2006 from $20,741 for the second quarter of fiscal 2005. Major contributors to the increase are the following:

•	Store related expenses increased $561 or 4.4% primarily as a function of store count. The increase in expense was less than the increase in net sales as we managed store expenses more diligently.

•	Net advertising expense decreased $399 or 12.7%. This savings is due to our movement away from mass market circulars toward direct mail advertising. Direct mail advertising is more cost-effective in ad distribution since we utilize demographic data pulled from our preferred customer database and other sources to define the target market.

•	Other corporate expenses increased by $564 or 11.7%. The increase is primarily the result of payroll and related costs including stock compensation expenses related to the adoption of FAS 123(R).

As a percentage of net sales, selling, general and administrative expenses were 32.4% in the second quarter of fiscal 2006 compared to 33.0% in the second quarter of fiscal 2005. The 60 basis point improvement was primarily due to the decrease in net advertising expense.

Depreciation Expense. Depreciation expense was $798 in the second quarter of fiscal 2006 compared to $675 in the second quarter of fiscal 2005. The 18.2% increase is attributed to fixed asset additions primarily for new store openings and inventory management systems. Since July 2005 we opened ten new stores and closed four.

Interest Expense. Interest expense was $165 in the second quarter of fiscal 2006, an increase of $37 from the second quarter of fiscal 2005. The increase resulted primarily from higher average borrowing levels as we opened new stores coupled with an increase in our effective interest rate. Our average line of credit balance was approximately $7,817 during the second quarter of fiscal 2006 compared to $6,183 in the second quarter of fiscal 2005. The effective interest rate on our line of credit borrowings was 7.2% for the second quarter of fiscal 2006 compared to 6.1% during the second quarter of fiscal 2005.

Income Taxes. Income taxes were $1,248 in the second quarter of fiscal 2006 compared to $761 in the second quarter of fiscal 2005. The increase is a function of higher income levels in the second quarter of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes.

Six Months Ended July 29, 2006 and July 30, 2005

Net Sales. Net sales increased $4,681 or 3.9% to $123,315 for the six months ended July 29, 2006 (“first half of fiscal 2006”) from $118,634 for the six months ended July 30, 2005 (“first half of fiscal 2005”). The increase in net sales can be attributed to an increase in store count and an increase in comparable store sales of 1.3%. All sales categories with the exception of gift wrap and gifts experienced positive comparable store sales. Comparable store sales are defined as sales from those stores open for at least one full year and include internet sales to customers within an existing store’s trading area.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $2,271 or 5.2%, to $45,892 for the first half of fiscal 2006 from $43,621 for the first half of fiscal 2005. Gross profit increased primarily as a function of higher sales volume. As a percent of sales, gross profit was 37.2% for the first half of fiscal 2006 compared to 36.8% for the first half of fiscal 2005. The 40 basis point improvement can be attributed to better merchandise margins coupled with the continued leverage of distribution costs. Store occupancy costs, however, continue to rise as we opened new stores and renewed existing leases. Store occupancy costs increased $1,392 or 8.7% in the first half of fiscal 2006 compared to the first half of fiscal 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $777 or 2.0% to $40,457 for the first half of fiscal 2006 from $39,680 for the first half of fiscal 2005. Major contributors to the increase are the following:

•	Store related expenses increased $782 or 3.2% primarily as a function of store count. The increase in expenses was less than the increase in net sales as we managed store expenses more diligently.

•	Net advertising expense decreased $704 or 13.5%. This savings is due to our movement away from mass market circulars toward direct mail advertising. Direct mail advertising is more cost-effective in ad distribution since we utilize demographic data pulled from our preferred customer database and other sources to define the target market.

•	Other corporate expenses increased $699 or 7.2%. The increase is primarily the result of payroll and related costs including stock compensation expenses related to the adoption of FAS 123(R).

As a percentage of net sales, selling, general and administrative expense was 32.8% in the first half of fiscal 2006 compared to 33.4% in the first half of fiscal 2005. The 60 basis point improvement was due primarily to the decrease of net advertising expense and better leverage of store related expenses.

Depreciation Expense. Depreciation expense was $1,579 in the first half of fiscal 2006 compared to $1,256 in the first half of fiscal 2005. The increase is attributed to fixed asset additions acquired primarily for new store openings and inventory management. Since July 2005 we opened ten new stores and closed four.

Interest Expense. Interest expense was $466 in the first half of fiscal 2006, an increase of $169 from the second quarter of fiscal 2005. The increase resulted primarily from higher average borrowing levels as we opened new stores coupled with an increase in our effective interest rate. Our average line of credit balance was approximately $12,634 during the first half of fiscal 2006 compared to $7,829 in the first half of fiscal 2005. The effective interest rate on our line of credit borrowings was 6.6% for the first half of fiscal 2006 compared to 5.8% during the first half of fiscal 2005.

Income Taxes. Income taxes were $1,338 in the first half of fiscal 2006 compared to $1,007 in the first half of fiscal 2005. The increase is a function of income levels in the first half of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes.

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

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2006	Fiscal 2005
	Six months ended July 29, 2006	Six months ended July 30, 2005
Cash flows from operating activities	$13,214	$6,589

Cash flows from investing activities	$(1,245)	$(2,905)

Cash flows from financing activities	$(11,969)	$(3,682)

At July 29, 2006 our working capital was $15,310. Net cash provided by operating activities for the six months ended July 29, 2006 was $13,214 compared to $6,589 of net cash provided by operating activities for the six months ended July 30, 2005. The increase in cash flows from operating activities can be attributed to increased income levels coupled with decreases in inventory balances and increases in accounts payable balances as we attempt to better manage our working capital in order to improve our return on invested capital goals.

Net cash used in investing activities for the six months ended July 29, 2006 and the six months ended July 30, 2005 was $1,245 and $2,905, respectively. Net cash used in investing activities was for capital expenditures related to new store openings $689, warehouse equipment for the distribution center $366, existing store and service support center upkeep $166 and computer equipment and software $24. This is comparable to the first half of fiscal 2005 when in addition to new stores, we also acquired the replenishment system software for $653 and replaced our stores’ bargain basket fixtures for $537.

Net cash used in financing activities for the six months ended July 29, 2006 was $11,969 compared to $3,682 of net cash used for the six months ended July 30, 2005. Fluctuations are attributable mostly to the level of borrowings and repayments. Additionally, we received cash from the exercise of stock options and warrants of $601 in the first half of fiscal 2006 compared to $15 in the first half of fiscal 2005.

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

As of July 29, 2006, we had $6,969 in borrowings outstanding under the Loan Agreement and had utilized approximately $3,193 to issue letters of credit. As of September 6, 2006, we had $11,873 in borrowings outstanding under the Loan Agreement, utilized approximately $2,955 to issue letters of credit and had $12,814 available for future cash borrowings.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (*) (including current portion)	$8.0	$8.0	$—	$—	$—
Operating Leases(**)	138.5	28.9	50.2	28.5	30.9
Inventory Purchase Commitments (including open purchase orders)	4.3	2.5	1.8	—	—

Total	$150.8	$39.4	$52.0	$28.5	$30.9

(*)	Interest payments are excluded from total.
(**)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the three and six months ended July 29, 2006 totaled $2.2 million and $4.4 million, respectively.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2006 quarters are defined as follows: first fiscal quarter is January 29, 2006 to April 29, 2006, second fiscal quarter is April 30, 2006 to July 29, 2006, third fiscal quarter is July 30, 2006 to October 28, 2006 and fourth fiscal quarter is October 29, 2006 to February 3, 2007. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 will be a 53-week period while fiscal 2005 was a 52-week period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of July 29, 2006, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the six months ended July 29, 2006 and the six months ended July 30, 2005 would not have had a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 12, 2006 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended July 29, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we are not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, in the fourth quarter of fiscal 2005 we recorded a $500 reserve with respect to these pending matters. This $500 reserve remains as part of Accrued Expenses as of July 29, 2006.

As of the date of this Quarterly Report on Form 10-Q, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

Item 1A. Risk Factors

Except as set forth below, we have not identified any material changes from risk factors as previously disclosed in Form 10-K filed on April 19, 2006. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are currently in discussions with Hallmark and other vendors with respect to the supply of greeting cards. Although we are managing our greeting card program through our distribution center utilizing inventory currently in our supply chain, our failure to secure sourcing of greeting cards on terms acceptable to us could adversely affect our ability to compete and our financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 27, 2006, we held our Annual Meeting of Stockholders. There were a total of 3,290,352 votes entitled to be cast at the meeting. Of this total, 2,445,045, or approximately 74% of the total number of voters eligible to be cast were represented either in person or by proxy. At the meeting, the stockholders elected two directors. Set forth below are (i) the names of the persons elected to serve on our Board of Directors until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

Director	Votes For Number	% of Total	Withheld Number	% of Total
Richard E. George	1,902,473	57.8%	542,572	16.5%
Mone Anathan	2,188,945	66.5%	256,100	7.8%

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent public auditors for the current fiscal year ending February 3, 2007. The stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to provide for the annual election of directors.

	Votes For Number	% of Total	Votes Against Number	% of Total	Votes Abstained Number	% of Total
Ratification of appointment of Deloitte & Touche as our independent auditor.	2,406,658	73.1%	38,347	1.2%	40	0.0%
Approval of amendment to our Amended and Restated Certificate of Incorporation to provide for the annual election of directors.	2,238,446	68.0%	108,798	3.3%	97,801	3.0%

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5(12)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated February 6, 2006.

3.6(15)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated May 2, 2006.

3.7(16)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated June 9, 2006.

3.6(17)	Material modification to the rights of the stockholders of Factory Card & Party Outlet Corp, dated June 28, 2006.

4.1(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2(2)	Form of New Management Warrant, dated April 9, 2002.

4.3(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.17(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.18(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.19(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.20(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.21(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.22(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.23(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.24(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.25(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.26(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.27(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.28(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.29(13)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.30(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a New York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

21	Subsidiaries of the Company.

23.1	Report of Independent Registered Public Accounting Firm.

23.2	Awareness Letter from Deloitte & Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

*	Management contracts or compensatory plans or arrangements.

**

The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 6, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 26, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on May 2, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 9, 2006.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 28, 2006.

(b) Reports on 8-K

Current Report on Form 8-K filed on May 4, 2006 announcing sales results for April 2006.

Current Report on Form 8-K filed on May 2, 2006 announcing exception to ownership restrictions for a current shareholder.

Current Report on Form 8-K filed on June 1, 2006 announcing sales results for May 2006 and announcing first quarter results will be released June 9, 2006.

Current Report on Form 8-K filed on June 9, 2006 announcing exception to ownership restrictions for a current shareholder.

Current Report on Form 8-K filed on June 9, 2006 announcing sales results for the first quarter of fiscal 2006.

Current Report on Form 8-K filed on, June 28, 2006 announcing results of the annual meeting of stockholders held on June 27, 2006.

Current Report on Form 8-K filed on July 7, 2006 announcing sales results for June 2006.

Current Report on Form 8-K filed on July 25, 2006 commenting on recent announcement of a supplier.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: September 12, 2006	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: September 12, 2006	By:	/s/ Jarett A. Misch
Jarett A. Misch
Vice President, Controller and Chief Accounting Officer
[Principal Accounting Officer]