Form 10-Q
period 2006-10-28
FACTORY CARD & PARTY OUTLET CORP
filed 2006-12-12
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 28, 2006

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

The number of shares of the Registrant’s Common Stock outstanding as of December 9, 2006 was 3,352,220.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended October 28, 2006

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	dependence on key personnel;

•	competition and industry consolidation;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	results of our exploration of strategic alternatives;

•	political unrest;

•	consumer confidence and consumer spending;

•	ability to maintain compliance with bank covenants;

•	availability of retail store space on reasonable lease terms;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	October 28, 2006	January 28, 2006
ASSETS
Current assets:
Cash	$197	$196
Merchandise inventories, net	46,961	49,552
Prepaid expenses and other	4,672	4,606
Deferred tax asset, net	3,788	3,728

Total current assets	55,618	58,082

Fixed assets, net	9,709	10,247
Other assets	88	104
Deferred tax asset, net	7,499	8,869

Total assets	$72,914	$77,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$7,321	$19,532
Accounts payable	21,784	19,266
Accrued expenses	10,649	8,579
Capital lease obligations	5	15

Total current liabilities	39,759	47,392

Deferred rent liabilities	1,767	1,606

Total liabilities	41,526	48,998

Stockholders’ equity	31,388	28,304

Total liabilities and stockholders’ equity	$72,914	$77,302

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
Net sales	$57,084	$56,240	$180,399	$174,874
Cost of sales	36,174	35,883	113,597	110,896
Cost of sales –greeting card inventory write-down	—	233	—	233

Gross profit	20,910	20,124	66,802	63,745

Selling, general and administrative expenses	19,882	21,093	60,339	60,773
Depreciation expense	835	749	2,414	2,005
Interest expense	239	251	704	548

Income(loss) before income taxes	(46)	(1,969)	3,345	419
Income taxes	(29)	(762)	1,310	245

Net income(loss)	$(17)	$(1,207)	$2,035	$174

Earnings(loss) per share:
Net income(loss) per share - basic	$(0.01)	$(0.39)	$0.63	$0.06

Weighted average shares outstanding – basic	3,270,785	3,079,907	3,209,531	3,068,906

Net income(loss) per share – diluted	$(0.01)	$(0.39)	$0.60	$0.05

Weighted average shares outstanding – diluted	3,270,785	3,079,907	3,401,720	3,449,241

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the nine months ended October 28, 2006	For the nine months ended October 29, 2005
Cash flows from operating activities:
Net income	$2,035	$174
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	2,414	2,005
Deferred taxes	1,310	245
Loss on disposal of fixed assets	43	43
Amortization of deferred financing costs	12	23
Amortization of deferred compensation	376	114
Impairment charge on fixed assets	88	200
Changes in assets and liabilities:
Merchandise inventories, net	2,591	(8,972)
Prepaid expenses and other assets	(62)	362
Accounts payable	2,518	7,512
Accrued expenses	2,070	2,536
Deferred rent liabilities	161	(240)

Net cash flows from operating activities	13,556	4,002

Net cash flows from investing activities – purchase of fixed assets	(2,007)	(4,546)

Cash flows from financing activities:
Borrowings - line of credit	175,747	183,950
Repayments – line of credit	(187,958)	(181,786)
Payment of trade conversion and extended creditor note payable	—	(1,649)
Payment of capital lease obligations	(10)	(10)
Increase in long term debt	—	16
Cash received from exercise of stock options and warrants	673	29

Net cash flows from financing activities	(11,548)	550

Net increase in cash	1	6
Cash at beginning of period	196	188

Cash at end of period	$197	$194

Supplemental cash flow information:
Interest paid	$748	$569
Alternative minimum taxes paid	58	37

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

As of October 28, 2006, Factory Card & Party Outlet Corp. and its wholly-owned subsidiary, Factory Card Outlet of America Ltd., operated 192 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise and other special occasion merchandise.

The Company’s fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the 53 week period January 29, 2006 to February 3, 2007. Fiscal 2005 is the 52 week period January 30, 2005 to January 28, 2006.

While the Company’s product offerings can be differentiated among various categories (i.e. Cards, Candy, Gift Wrap, etc.), the Company deems the products to be similar in nature and therefore does not present the categories as “segments” as per Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).

The condensed consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended January 28, 2006 included in the Company’s Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

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

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). At October 28, 2006, the Loan Agreement, which is a line of credit, provided $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008.

Borrowings under the facility are limited by a percentage of inventory levels. At October 28, 2006, the weighted average interest rate on the Company’s borrowings was 6.87%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

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

The Company conducts all of its activities using leased premises. Stores and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense was $17 and $29 for the three months ended at October 28, 2006 and October 29, 2005, respectively, and was $60 and $105 for the nine months ended October 28, 2006 and October 29, 2005, respectively. Rent expenses, excluding real estate taxes, insurance, common area maintenance, charged to operations under operating leases for the three months ended October 28, 2006 and October 29, 2005 were $7,418, and $7,072, respectively, and were $22,071 and $20,769 for the nine months ended October 28, 2006 and October 29, 2005, respectively.

(4)	Stock Based Compensation

On January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)), using the modified-prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants prior to the adoption of SFAS No. 123(R). Prior to fiscal 2006, no compensation expense was recorded in the condensed consolidated statement of operations as the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.”

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

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Stock-Based Compensation Valuation Assumptions:	Fiscal 2006 Grants	Pre-Fiscal 2006 Grants
Risk-free interest rate	4.57%–5.11%	3.39% -4.73%
Expected dividend yield	0%	0%
Expected price volatility	41.75%-50%	50%
Expected life of non-qualified stock options (years)	6.0	6.0 –10.0
Weighted average grant date fair value	$4.17	$3.35

The Company recognized stock based compensation expense of $29 and $202 for the three and nine months ended October 28, 2006, respectively. This expense is included in selling, general and administrative expenses. If the company had not adopted SFAS 123(R), basic earnings per share for the three and nine months ended October 28, 2006 would have increased by $0.01, and $0.04, respectively, and diluted earnings per share would have increased for the three and nine months ended October 28, 2006 by $0.01 and $0.04, respectively.

The results for the three and nine months ended October 29, 2005 have not been restated. If the stock based compensation expense for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings per share would have been as follows:

	For the three months ended October 29, 2005	For the nine months ended October 29, 2005
Net income(loss), as reported	$(1,207)	$174
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	77	829

Pro forma net income(loss)	$(1,284)	$(655)

Earnings(loss) per share:
Basic-as reported	$(0.39)	$0.06

Basic-pro forma	$(0.42)	$(0.21)

Diluted-as reported	$(0.39)	$0.05

Diluted-pro forma	$(0.42)	$(0.21)

(5)	Stockholders’ Equity

A separate Statement of Stockholders’ Equity is not required to be presented for interim periods. Comprehensive income equaled net income for the periods presented.

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,352,120 common shares were outstanding at October 28, 2006.

Nonvested Stock

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. These shares became fully vested during the first quarter of fiscal 2006. Compensation cost has been included in results of operations and expensed ratably (straight-line) over the vesting period. Expense relating to these outstanding nonvested stock awards for the three months ended October 28, 2006 and October 29, 2005 was $0 and $31 respectively. Expenses relating to these outstanding nonvested stock awards for the nine months ended October 28, 2006 and October 29, 2005 was $15 and $96, respectively.

In June 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended October 28, 2006 and October 29, 2005 was $10 and $12, respectively. Expense for the nine months ended October 28, 2006 and October 29, 2005 was $31 and $20 respectively.

In November 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain members of the officer group of the Company. A total of 4,500 shares were awarded which vest ratably over three years. Expense recognized for this Plan for the three months ended October 28, 2006 was $3 and for the nine months ended October 28, 2006 was $8.

A summary of the nonvested stock activity during the nine months ended October 28, 2006 is summarized in the table below:

Nonvested Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	44,750	$5.59
Granted to employees	—	—
Vested, converted	(30,250)	4.51
Terminated or resigned	—	—

Total outstanding, October 28, 2006	14,500	$7.85

Total nonvested pre-tax stock compensation expense for the three and nine months ended October 28, 2006 was approximately $13 and $54, respectively. Total unrecognized compensation cost at October 28, 2006 for the Company’s nonvested stock is $88, which will be recognized over the weighted average period of the next 1.7 years.

The Company’s nonvested stock awards vest over three to four years and are restricted as to the sale or transfer of the shares prior to vesting. Nonvested stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period. The fair value of the nonvested stock awards is equal to the value of the Company’s stock on the date of grant. The Company subjected the vested and unvested portions of the nonvested stock awards in its dilutive earnings per share calculations.

Nonvested Performance-based Stock

In February 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009 or at a time earlier as described in the award agreement. Compensation cost is included in the results of operations and expensed ratably (straight-line) over the vesting period. Pretax expense recognized for this award for the three and nine months ended October 28, 2006 was $40 and $120 respectively. Based on the guidance set forth in SFAS 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations. Total unrecognized compensation cost of nonvested performance-based stock at October 28, 2006 was $360, which will be recognized over the next 2.3 years.

A summary of the nonvested performance-based stock activity during the nine months ended October 28, 2006 is summarized in the table below:

Nonvested Performance-Based Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	—	$—
Granted to employees	60,000	7.99
Vested, converted	—	—
Terminated or resigned	—	—

Total outstanding, October 28, 2006	60,000	$7.99

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. The Series A Warrants expired on April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At October 28, 2006, Warrants to purchase an aggregate of 208,004 shares common stock were outstanding. Cash proceeds received from the exercise of warrants for the three and nine months ended October 28, 2006 was $2 and $173 respectively.

Stock Option Plans

In April 2002, the Company adopted a 2002 Stock Option Plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees – 221,725 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at October 28, 2006. Under the plan, stock options may be granted for the purchase of its Common Stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

On April 23, 2002, the Board of Directors approved the Non-Employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors – 198,500 options at exercise prices ranging from $2.65 to $11.90 were outstanding at October 28, 2006. Under the Plan, options may be granted for the purchase of its Common Stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 33% to 50% per year from the date of grant.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan – 276,083 options were outstanding at October 28, 2006 with exercise prices ranging from $6.38 to $19.00. Under this plan, 500,000 shares of Common Stock would be available for the settlement of the following types of awards: stock options; stock appreciation awards; nonvested shares; deferred stock; dividend equivalents; performance units; performance shares; and other stock based awards.

Stock option activity for the nine months ended October 28, 2006 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding - January 28, 2006	839,517	$6.22
Granted	1,000	8.14
Exercised	(59,216)	3.54
Forfeited	(7,416)	8.88

Outstanding – April 29, 2006	773,885	6.40

Granted	5,000	7.67
Exercised	(40,077)	5.49
Forfeited	(16,700)	11.74
Expired	—	—

Outstanding – July 29, 2006	722,108	6.33

Granted	—	—
Exercised	(23,100)	3.05
Forfeited	(2,700)	7.61
Expired	—	—

Outstanding –October 28, 2006	696,308	6.44

Exercisable – October 28, 2006	660,753	6.37

Available for grant – October 28, 2006	175,203

Information regarding outstanding and exercisable options at October 28, 2006 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
Range of Exercise Prices
October 28, 2006:
$ 2.65 to $ 8.30	542,858	6.2	$4.86	507,571	$4.66
9.31 to 12.44	150,650	7.4	11.88	150,382	11.88
17.55 to 22.40	2,800	6.0	20.36	2,800	20.36

$ 2.65 to $ 22.40	696,308	6.5	$6.44	660,753	$6.37

Total unrecognized compensation cost for stock options as of October 28, 2006 was $118. The aggregate intrinsic value of options outstanding at October 28, 2006 is $1,340 and the aggregate intrinsic value of exercisable options is $1,327. Cash proceeds received from the exercise of options for the three and nine months ended October 28, 2006 was $70 and $500, respectively. The total intrinsic value of options exercised through October 28, 2006 was $479. Based on the Company’s election of the “with and without” approach, the realized tax benefit from stock options for the nine months ended October 28, 2006 was $0.

(6)	Earnings(Loss) Per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share–basic was computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Earnings(loss) per share–diluted assumes, in addition to the above, the effect of potentially dilutive securities. The dilutive impact of stock options and warrants is calculated using the treasury method.

The reconciliation of earnings(loss) per share- basic to earnings(loss) per share - diluted for the three months ended October 28, 2006 and October 29, 2005 is as follows (in thousands, except per share amounts):

	For the three months ended October 28, 2006	For the three months ended October 29, 2005
Net income(loss)	$(17)	$(1,207)
Earnings(loss) per share – basic	$(0.01)	$(0.39)
Earnings(loss) per share – diluted	$(0.01)	$(0.39)
Weighted average shares outstanding - basic	3,270,785	3,079,907
Dilutive effect of stock options, warrants and restricted stock	—	—

Weighted average shares outstanding - diluted	3,270,785	3,079,907

Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted loss per share. Therefore, the Company’s loss per share for both the three months ended October 28, 2006 and the three months ended October 29, 2005 is the same amount on a basic and diluted basis, respectively. Had the Company reported net income for the three months ended October 28, 2006 and for the three months ended October 29, 2005, the dilutive effect of stock options and warrants would have been 203,059 and 289,774 shares, respectively.

The reconciliation of earnings per share - basic to earnings per share - diluted for the nine months ended October 28, 2006 and October 29, 2005 is as follows (in thousands, except per share amounts):

	For the nine months ended October 28, 2006	For the nine months ended October 29, 2005
Net income	$2,035	$174
Earnings per share – basic	$0.63	$0.06
Earnings per share – diluted	$0.60	$0.05
Weighted average shares outstanding – basic	3,209,531	3,068,906
Dilutive effect of stock options, warrants and restricted stock	192,189	380,335

Weighted average shares outstanding - diluted	3,401,720	3,449,241

Options and warrants to purchase 397,454 common shares at a price ranging from $8.00 to $22.40 per share were not considered in the calculation of diluted earnings per share for the nine months ended October 28, 2006, because the strike price was greater than the average market price per share during the period.

(7)	Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized. There are no valuation allowances on the Company’s deferred tax assets as of October 28, 2006 or January 29, 2006. The Company paid alternative minimum tax during the nine months ended October 28, 2006 due to its estimate of taxable income levels.

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

The Company is from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company is not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Based on its best estimate of probable loss, a $400 reserve is recorded in accrued expenses as of October 28, 2006.

As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which we are or may be a party.

(9)	Reclassifications

Certain items in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

(10)	New Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its condensed consolidated balance sheets, statement of operations and cash flows.

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

Our fiscal years end on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the 53 week period January 29, 2006 to February 3, 2007. Fiscal 2005 is the 52 week period January 30, 2005 to January 28, 2006. The following table summarizes store opening and closing activity during the nine months of fiscal 2006.

	For the three months ended		For the nine months ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Beginning of period	192	186	188	184
Openings	1	4	7	7
Closings	(1)	(1)	(3)	(2)

End of period	192	189	192	189

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. During the third quarter, we negotiated with Hallmark as well as Paramount’s receiver to procure greeting cards at favorable costs. These purchases positively impacted our greeting card margins during the quarter. We anticipate the sell-through of this product will continue to positively impact our greeting card margins for the next six to nine months. We are managing our greeting card program through our distribution center utilizing inventory currently in our supply chain which will meet customer demands through the upcoming 2006 holiday season and into the first quarter of fiscal 2007. Additionally, we are currently in discussions with other vendors with respect to the supply of greeting cards for 2007 and beyond.

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At October 28, 2006 and January 28, 2006, we had reserves of $1,627 and $1,666, respectively.

Vendor Rebates

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendor’s products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and resulting in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by FASB Emerging Issue Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which was issued in September 2002. Advertising cooperative payments were $34 and $74 for the three months ended October 28, 2006 and October 29, 2005, respectively. For the nine months ended October 28, 2006 and October 29, 2005, advertising cooperative payments were $266 and $294, respectively.

Accounting for Long-Lived Assets

We perform an impairment evaluation for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Long lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over fair value of the asset is recognized. During the three months ended October 28, 2006 there were no impairments to fixed assets. Through the nine months ended October 28, 2006 we have recorded fixed asset impairment of $88. During the three months ended October 29, 2005 we recorded a fixed asset impairment of $200, which was the only impairment recorded through the nine months ended October 29, 2005.

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

	Three months ended October 28, 2006	Three months ended October 29, 2005	Nine months ended October 28, 2006	Nine months ended October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	64.2	63.0	63.5

Gross profit	36.6	35.8	37.0	36.5
Selling, general and administrative expenses	34.8	37.5	33.5	34.8
Depreciation expense	1.5	1.3	1.3	1.1
Interest expense	0.4	0.4	0.4	0.3

Income(loss) before income taxes	(0.1)	(3.4)	1.8	0.3
Income taxes	(0.1)	(1.4)	0.7	0.1

Net income(loss)	(0.0)%	(2.0)%	1.1%	0.2%

Number of stores open at end of period	192	189	192	189

Three Months Ended October 28, 2006 and October 29, 2005

Net sales. Net sales increased $844 or 1.5% to $57,084 for the three months ended October 28, 2006 (“third quarter of fiscal 2006”) from $56,240 for the three months ended October 29, 2005 (“third quarter of fiscal 2005”). The increase is attributed to an increase in store count coupled with an increase in comparable store sales of 0.1%. Comparable store sales are defined as sales from those stores open for at least one full year. Seasonal sales in October fell short of expectations as we operated in a competitive retail environment.

Gross profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $786 or 3.9%, to $20,910 for the third quarter of fiscal 2006 from $20,124 for the third quarter of fiscal 2005. As a percent of sales, gross profit was 36.6% for the third quarter of fiscal 2006 compared to 35.8% for the third quarter of fiscal 2005. Gross profit increased both as a function of higher sales volume and better merchandise margins. We leveraged merchandise margins as we experienced favorable mark-up on merchandise available for sale. Greeting card margins were favorably impacted by last year’s greeting card reserve adjustment coupled with the aforementioned opportunistic purchase of greeting cards from Paramount’s receiver and Hallmark Cards Incorporated. Total favorable impact on greeting card margins in the third quarter of fiscal year 2006 was approximately $475. As a percent of net sales, total merchandise margins improved 192 basis points. The leverage on merchandise margins was partially offset by continued de-leverage of store occupancy costs. Store occupancy costs increased $636 or 7.7% as we operate new stores and renewed existing leases.

Selling, general and administrative expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $1,211 or 5.7% to $19,882 for the third quarter of fiscal 2006 from $21,093 for the third quarter of fiscal 2005. Major contributors to the fluctuation are the following:

•	Store related expenses decreased $875 or 6.4% as we more effectively managed store payroll and other store-related expenses as compared to the third quarter of fiscal 2005. Additionally, we opened three fewer new stores during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

•	Net advertising expense increased $229 or 11.2%. During the third quarter of fiscal 2006 we increased our direct mail advertising, which is continuing our shift from mass market circulars which were used in the third quarter of fiscal 2005.

•	Other corporate expenses decreased by $565 or 10.7%. The decrease is primarily the result of a fixed asset impairment and a legal settlement with a former freight vendor recorded in the third quarter of fiscal 2005.

As a percentage of net sales, selling, general and administrative expenses were 34.8% in the third quarter of fiscal 2006 compared to 37.5% in the third quarter of fiscal 2005. Overall, the improvement in leverage was primarily due to the decrease in store payroll expenses along with the aforementioned corporate expenses experienced in the third quarter of fiscal 2005.

Depreciation expense. Depreciation expense was $835 in the third quarter of fiscal 2006 compared to $749 in the third quarter of fiscal 2005. The 11.5% increase is attributed to fixed asset additions primarily for new stores and inventory management systems. Since October 2005 we opened seven new stores and closed four.

Interest expense. Interest expense was $239 in the third quarter of fiscal 2006 compared to $251 in the third quarter of fiscal 2005. The decrease resulted primarily from lower borrowing levels due to decreases in inventory purchases partially offset by an increase in our effective interest rate. The effective interest rate on our line of credit borrowings was 7.50% for the third quarter of fiscal 2006 compared to 6.55% during the third quarter of fiscal 2005.

Income taxes. Income tax benefit was $29 in the third quarter of fiscal 2006 compared to $762 in the third quarter of fiscal 2005. The decrease is a function of lower loss levels in the third quarter of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes with the exception of alternative minimum taxes.

Nine Months Ended October 28, 2006 and October 29, 2005

Net sales. Net sales increased $5,525 or 3.2% to $180,399 for the nine months ended October 28, 2006 from $174,874 for the nine months ended October 29, 2005. The increase in net sales can be attributed to an increase in store count coupled with a 0.9% increase in comparable store sales. Our weighted average number of stores open during the nine months ended October 28, 2006 was 191 compared to 185 for the nine months ended October 29, 2005. We continue to operate in a challenging and competitive retail environment. Comparable store sales are defined as sales from those stores open for at least one full year.

Gross profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $3,057 or 4.8%, to $66,802 for the nine months ended October 28, 2006 from $63,745 for the nine months ended October 29, 2005. Gross profit increased primarily as a function of higher sales volume. As a percent of sales, gross profit was 37.0% for the nine months ended October 28, 2006 compared to 36.5% for the nine months ended October 29, 2005. This improvement can be attributed to better merchandise margins most notably in greeting cards which have been positively impacted by the aforementioned opportunistic greeting card purchase and the prior year reserve adjustment. As a percent of net sales, total merchandise margins improved 130 basis points. Store occupancy costs, however, continue to rise as we opened new stores and renewed existing leases. Store occupancy costs increased $2,027 or 8.3% for the nine months ended October 28, 2006 compared to the nine months ended October 29, 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $434 or 0.7% to $60,339 for the nine months October 28, 2006 from $60,773 for the nine months ended October 29, 2005. Major contributors to the decrease are the following:

•	Despite an increase in store count and a 3.2% increase in net sales, store related expenses decreased $94 or 0.2%. The decrease can be primarily attributed to aggressively managing store payroll and other variable store related expenses coupled with a reduction in store remodels.

•	Net advertising expense decreased $476 or 6.5%. This savings is due to our movement away from mass market circulars toward more targeted direct mail advertising.

•	Other corporate expenses increased $136 or 0.9%. The increase is primarily the result of payroll- related costs including stock compensation expenses related to the adoption of SFAS 123(R).

As a percentage of net sales, selling, general and administrative expense was 33.5% for the nine months ended October 28, 2006 compared to 34.8% for the nine months ended October 29, 2005. This improvement was due to the decrease of net advertising expense, better leverage of store related expenses and the reduction of the one-time items experienced in the nine months ended October 29, 2005.

Depreciation expense. Depreciation expense was $2,414 for the nine months ended October 28, 2006 compared to $2,005 for the nine months ended October 28, 2005. The increase is attributed to fixed asset additions acquired primarily for new store openings and inventory management. Since October 2005 we opened seven new stores and closed four.

Interest expense. Interest expense was $704 for the nine months ended October 28, 2006 compared to $548 for the nine months ended October 29, 2005. The increase primarily resulted from higher average borrowing levels as we opened new stores earlier in the year coupled with an increase in our effective interest rate. The effective interest rate on our line of credit borrowings was 6.87% for the nine months ended October 28, 2006 compared to 6.13% for the nine months ended October 29, 2005.

Income taxes. Income taxes were $1,310 for the nine months ended October 28, 2006 compared to $245 for the nine months ended October 29, 2005. The increase is a function of income levels for the nine months ended October 28, 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes with the exception of alternative minimum taxes.

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

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2006	Fiscal 2005
	Nine months ended October 28, 2006	Nine months ended October 29, 2005
Cash flows from operating activities	$13,556	$4,002

Cash flows from investing activities	$(2,007)	$(4,546)

Cash flows from financing activities	$(11,548)	$550

At October 28, 2006 our working capital was $15,859. Net cash provided by operating activities for the nine months ended October 28, 2006 was $13,556 compared to $4,002 of net cash provided by operating activities for the nine months ended October 29, 2005. The increase in cash flows from operating activities can be attributed to increased income levels coupled with decreases in inventory balances and increases in accounts payable balances as we better manage our working capital.

Net cash used in investing activities for the nine months ended October 28, 2006 and the nine months ended October 29, 2005 was $2,007 and $4,546, respectively. Net cash used in investing activities during the nine months ended October 28, 2006 was for capital expenditures related to new store openings $865, warehouse equipment for the distribution center $349, existing store and service support center upkeep $554 and computer equipment and software $239. This is comparable to the nine months ended October 29, 2005 when in addition to new store fixtures of approximately $1,100, we also acquired the replenishment system software for $700 and replaced our stores’ bargain basket fixtures for $600.

Net cash used in financing activities for the nine months ended October 28, 2006 was $11,548 compared to $550 of net cash provided for the nine months ended October 29, 2005. Fluctuations are attributable mostly to the level of borrowings and repayments. Additionally, we received cash from the exercise of stock options and warrants of $673 in the nine months ended October 28, 2006 compared to $29 in the nine months ended October 29, 2005.

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

As of October 28, 2006, we had $7,321 in borrowings outstanding under the Loan Agreement and had utilized approximately $2,273 to issue letters of credit. As of December 6, 2006, we had $6,163 in borrowings outstanding under the Loan Agreement, utilized approximately $2,313 to issue letters of credit and had $17,817 available for future cash borrowings.

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

To facilitate an understanding of our contractual obligations as of October 28, 2006, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (1) (including current portion)	$7.3	$7.3	$—	$—	$—
Operating Leases(2)(3)	131.7	27.9	40.8	25.9	37.1
Inventory Purchase Commitments (including open purchase orders)	16.6	13.7	2.9	—	—

Total	$155.6	$48.9	$43.7	$25.9	$37.1

(1)	Interest payments are excluded from total.
(2)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the three and nine months ended October 28, 2006 totaled $2.3 million and $6.7 million, respectively.
(3)	Includes lease renewal of headquarters / distribution center in Naperville, IL through 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of October 28, 2006, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the nine months ended October 28, 2006 and the nine months ended October 29, 2005 would not have had a material impact on our financial position or results of operations.

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

As of December 12, 2006 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended October 28, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we are not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Based on our best estimate of probable loss, a $400 reserve is recorded in accrued expenses as of October 28, 2006.

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

We have announced our intent to explore strategic alternatives, but no transaction may occur. Also, if one is undertaken, we cannot be certain of its potential terms or timing.

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

10.3(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.17(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.18(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.19(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.20(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.21(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.22(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.23(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.24(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.25(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.26(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.27(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.28(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.29(13)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.30(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a New York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

10.31(19)	Industrial Building Lease dated October 28, 1996 between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.32(19)	Lease Amendment dated as of January 31, 1998 by and between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.33(19)	Second Lease Amendment dated as of November 30, 2006 by and between CJF1 LLC and Factory Card Outlet of America Ltd.

16.1(18)	Letter on change in certifying accountant, dated as of October 23, 2006.

21	Subsidiaries of the Company.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes
*	Management contracts or compensatory plans or arrangements.

**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 6, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 26, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on May 2, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 9, 2006.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 28, 2006.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 26, 2006.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 8, 2006.

(b) Reports on 8-K

Current Report on Form 8-K filed on August 4, 2006 announcing sales results for July 2006.

Current Report on Form 8-K filed on August 31, 2006 announcing sales results for August 2006 and announcing second quarter results will be released September 12, 2006.

Current Report on Form 8-K filed on October 10, 2006 announcing sales results for September 2006.

Current Report on Form 8-K filed on October 26, 2006 announcing a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: December 12, 2006	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: December 12, 2006	By:	/s/ Jarett A. Misch
Jarett A. Misch
Vice President, Controller and Chief Accounting Officer
[Principal Accounting Officer]