Form 10-K
period 2007-02-03
FACTORY CARD & PARTY OUTLET CORP
filed 2007-04-20
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended February 3, 2007 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer  ☐, accelerated filer  ☐, non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 29, 2006 was approximately $24,241,754 computed on the basis of the last reported close price per share $8.05 of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒  No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2007 was 3,352,952.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for Factory Card & Party Outlet Corp.’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

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

The Company’s website—www.factorycard.com—provides access, free of charge, to the Company’s Securities and Exchange Commission reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. On our website, please see “Corporate Information” for a link to our SEC reports.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	results of our exploration of strategic alternatives;

•	dependence on key personnel;

•	competition and industry consolidation;

•	ability to maintain compliance with bank covenants;

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	consumer confidence and consumer spending;

•	availability of retail store space on reasonable lease terms;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations and

•	other factors both referenced and not referenced in this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

Factory Card & Party Outlet Corp. and our subsidiary, Factory Card Outlet of America Ltd., is the largest publicly traded retail party chain in the United States. Factory Card & Party Outlet as of April 11, 2007 operates 185 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise, and other special occasion merchandise at everyday value prices.

Our fiscal year ends on the Saturday nearest to January 31st. As used herein, the term “fiscal year” or “fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to January 31st. Unless otherwise stated, the financial results presented for the year ended February 3, 2007 are based on a 53-week period (“fiscal 2006”), while the financial results for the fiscal years ended January 28, 2006 (“fiscal 2005”), and January 29, 2005 (“fiscal 2004”) are based on a 52-week period.

In fiscal 2006 we opened seven new stores and closed eight. In fiscal 2005, we opened eight new stores and closed four. During fiscal 2004, we opened eight new stores and closed one. In both fiscal 2006 and fiscal 2005 store opening and closure numbers include one store relocation.

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

On January 23, 2007 we announced that we had engaged an investment banking firm to assist management and the board of directors with the identification and evaluation of potential strategic alternatives to enhance shareholder value. Such strategies may include, but are not limited to, acquisitions, the potential sale of the company, strategic joint ventures, mergers and/or stock repurchases.

Industry Overview

Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from party supply stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap, and related items, was estimated at $36 billion in sales in 2004.

Business Strategy

Our goal is to become the premier specialty retailer of greeting cards and party supplies in the United States through merchandising innovation, value orientation and controlled growth. The key elements of our current strategy are as follows:

Merchandise Offering.    Our more than 20 years of experience serving the customer’s party and social occasion needs is reflected in the quality and breadth of our merchandise offerings. We provide an easy to shop, value oriented merchandising solution with over 40,000 SKU’s in six major merchandising categories: Party Solutions, Greeting Cards, Gift Wrap, Balloons, Seasonal Events and Special Occasion Merchandise.

•

Party Solutions—For the customer planning a “kids” or adult birthday party, wedding or anniversary, baby or bridal shower, general themed such as luau or seasonal party we carry a variety of licensed and non-licensed patterns with coordinating plates, cups, napkins, table covers, decorations and party favors. As an industry leader we are often first to market with new licensed patterns and we are constantly looking for new and exciting themes. Completing the party solution category is our extensive selection of solid color paper and plastic tableware, plastic cutlery, serving trays, bowls and foil catering supplies.

•

Greeting Cards—Our greeting card offering, which includes more than 3,000 titles, has long stood for value, selection and quality. We believe we are the only specialty retailer in the United States to deploy our own greeting card program control supported by our distribution center, sophisticated replenishment system, and custom greeting card fixtures which enables us to offer a wide range of greeting card solutions that position us as America’s best greeting card value. Our program offers a multi-tier pricing strategy with a “value” card line at 49¢ and a “premium” line starting at 99¢. Our customers continue to react positively to the program and we have generated positive comparable store sales in this category in fiscal 2006. Based on industry data, we believe that on average we sell more greeting card units on a per store basis than any other publicly traded retailer in the United States.

•

Gift wrap—Our extensive product offering includes gift wrap, gift bags, tissue, bows, ribbon and decorative gift boxes. We continue to modify our selection of gift bags to meet the ever-changing needs of our consumers. Our overall offering has evolved to meet customer needs as well as provide solutions for the value oriented customer and the customer seeking a premium gift wrap solution.

•

Balloons—We are known by our customers and in the industry for our offering of custom balloon bouquets for seasons, holidays and special occasions, especially Valentine’s Day, Graduation and Mother’s Day. We offer an expansive selection of Mylar and latex balloons and the bouquets are custom and unique fulfilling customer needs across a wide range of demographics. We continue to be a premier destination for balloons with solutions for both the customer who needs inflated balloons for an occasion or event as well as helium kits for the do-it-yourself customer.

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

•

Other Special Occasion Merchandise—Our major product lines are complimented with other special occasion items in order to provide a complete shopping solution for our customers. These items include candy, stationery, gifts, decorations and novelty items.

Everyday Value Pricing.    Our strategy of everyday value pricing is designed to provide customers with consistent value on their purchases. To further strengthen our value image, we introduced a private label program called Partymania ™ in fiscal 2005. With the tag line “More Party For Your Dollar,” this private label program focuses much of our core value priced product under one value oriented brand.

Store Design and Layout.    Our stores are designed to provide our customers with an easy and convenient shopping experience in a fun and festive environment. Our store layouts reflect our merchandising strategy with clearly defined sections for Party Solutions, Greeting Cards, Gift Wrap, Balloons, Seasonal Events and Special Occasion Merchandise.

Marketing.    Our marketing efforts are focused on the two primary objectives of acquiring new customers and retaining loyal customers.

•

New customer acquisition—Multi-page print advertisements are periodically circulated to consumers through a shared direct mail provider and newspapers. The circulars are distributed to wide audiences in the areas surrounding our stores and are used primarily to attract new customers.

Specialized mailing lists intended to reach specific segments of potential customers are also utilized. Lists are purchased through a third party provider. We currently purchase lists and produce mailings for infant and youth birthdays, graduating high school students, milestone birthdays and brides.

•

Retaining loyal customers—Targeted mailings and e-mails highlighting product offerings and promotions are periodically sent to customers from our Preferred Customer database. Since its inception in September 2004 the database has quickly grown to 3.7 million households. Database marketing continues to be more prevalent in our overall marketing strategy.

FactoryCard.com.    On September 18, 2005, we received our first online order at our newly redesigned website, FactoryCard.com. The launch of this site marked the beginning of our efforts to lead our industry with a best-of-breed, multi-channel shopping experience. Having more than doubled our online assortment during 2006 our web store now offers approximately 7,000 party solution and costume items, and will continue to grow in breadth of selection over time. New on the web store is the Party Idea Center launched in the first quarter of 2006. The Idea Center provides customers with party planning tips, items checklists, recipes and timelines to help plan the perfect celebration. We believe that our e-commerce operation will allow us to generate increased revenue and more effectively compete against a wide array of online and offline competitors.

Distribution Center and Office Complex.    We operate a modern 340,000 square foot distribution center and corporate office facility located on 29 acres in Naperville, Illinois. Our supply chain strategy provides for scheduled, consistent deliveries to our stores, allowing for greater efficiency in labor planning at each store location. With this strategy we provide purchasing, inventory management, store operating and distribution efficiencies that few chains in our industry can match.

Product Sourcing

We have historically been able to take advantage of volume purchase discounts due to our size and the use of our distribution center. We purchase our inventory from more than 400 vendors worldwide, with the largest supplier, Amscan, Inc., representing approximately 11%, and the ten largest suppliers representing approximately 48% of our aggregate purchases in fiscal 2006. Approximately 9% of our merchandise is directly imported from foreign manufacturers or their agents, principally from the Far East and England.

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. During the third quarter, we negotiated with Hallmark to procure greeting cards at favorable costs. These purchases positively impacted our greeting card margins during the third and fourth quarter. We anticipate the sell-through of this product will continue to positively impact our greeting card margins for the next three to six months. We are currently in discussions with several greeting card vendors with respect to a formal long-term supply agreement.

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

Management Information Systems

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. We have invested significant resources in systems and infrastructure to support our business and increase efficiencies. We use a management information and control system based on the “Merchandise Management System” software package from JDA Software, Inc. which supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All store point of sale (POS) systems are linked to our headquarters through a wide area network interfaced with an IBM I-Series computer, and provide daily inputs to support merchandising, inventory management, auto-replenishment, sales audit, human resources and other critical retail systems. In the second half of fiscal 2005, we implemented JDA’s Portfolio Advanced Replenishment by E3® suite and JDA’s Seasonal Profiling by Intellect™ into our existing JDA Merchandise Management System installation. This highly regarded retail system provides sophisticated demand forecasting and functionalities such as seasonal profiling, exception management and promotional sales planning that will enable us to optimize store replenishment while reducing overall inventory.

Store Locations

As of April 11, 2007, we operated 185 stores in 20 states, all of which are leased. Our store leases typically have an average initial term of 10 years with two five-year renewal options. We currently plan to open up to three new stores during fiscal 2007. Below is a list of our store locations as of April 11, 2007:

Location	Number of Stores
Delaware (1)
Stanton	1
Florida (9)
Gainesville	1
Jacksonville	1
Cape Coral	1
Port Orange	1
Ormond Beach	1
Tampa	1
Bradenton	1
Lakeland	1
Sanford	1
Illinois (44)
Chicago Metro	37
Bloomington	1
Champaign	1
Fairview Heights	1
Moline	1
Peoria	1
Rockford	1
Springfield	1
Indiana (20)
Indianapolis Metro	10
Clarksville	1
Evansville	2
Fort Wayne	1
Highland	1
Lafayette	1
Merrillville .	1
Michigan City	1
Mishawaka	1
Richmond	1
Iowa (9)
Des Moines Metro	4
Marion	1
Davenport	1
Dubuque	1
Waterloo	1
Sioux City	1

Location	Number of Stores
Kentucky (5)
Louisville Metro.	3
Florence	1
Owensboro	1
Maryland (13)
Baltimore Metro	8
Washington, D.C. Metro (MD)..	4
Salisbury	1
Michigan (1)
Benton Harbor	1
Minnesota (6)
Minneapolis St. Paul Metro	4
Mankato	1
Rochester	1
Missouri (10)
St. Louis Metro	6
Cape Girardeau	1
Columbia	1
Joplin	1
Springfield	1
Nebraska (5)
Omaha Metro	3
Lincoln	1
Grand Island	1
New York (8)
Buffalo Metro	3
Latham	1
Rochester	3
Dewitt	1
North Carolina (1)
Winston Salem	1

Location	Number of Stores
Ohio (18)
Cincinnati Metro	4
Cleveland Metro	7
Columbus Metro	5
Beaver Creek	1
St. Clairsville	1
Pennsylvania (5)
Erie	1
Hanover	1
State College	1
Wilkes Barre-Scranton	2
South Carolina (2)
Charleston	1
Greenville	1
Tennessee (5)
Chattanooga	2
Memphis	1
Nashville	2
Virginia (7)
Washington D.C. Metro (VA)...	2
Lynchburg	1
Newport News	1
Norfolk	1
Richmond	2
West Virginia (1)
Clarksburg	1
Wisconsin (15)
Milwaukee Metr	7
Appleton	1
Eau Claire	1
Green Bay	1
Madison	3
Oshkosh	1
Wausau	1

Total	185

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

Employees

We have approximately 2,500 employees as of February 3, 2007, comprised of approximately 950 full-time and 1,550 part-time employees. The number of store employees increases during peak selling seasons. Our employees are not covered by a collective bargaining agreement. We believe relations with our employees are generally good.

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

Our evaluation of strategic alternatives may negatively impact business operations and our assets.

On January 23, 2007, we announced the engagement of an investment banker to assist us in a review of our strategic alternatives including a sale of the company. As this review is in its early stages, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

•	exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities; and

•	perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management.

If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market price of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

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

We face competitive threats as a result of consolidation in our industry following Amscan Holdings, Inc.’s recent acquisitions of Party City Corporation and Party America.

In December 2005, Amscan Holdings, Inc (“AHI”). reported that it had completed the acquisition of Party City Corporation, a direct competitor, which operated approximately 500 stores nationwide, many of which are in markets where we compete. In September 2006, Party America, which operates 280 stores nationwide was also acquired by AHI. AHI is the parent company of Amscan, Inc. (“Amscan”), our largest supplier and the largest supplier in our industry. Amscan’s status as our largest supplier, and the largest supplier in our industry, could adversely affect our ability to compete favorably or operate successfully in the marketplace. Price pressures from such new sources of competition, particularly in the event of a strain in our relationship with Amscan, could erode our margins and cause our financial results to suffer.

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

If consumer demand for single-use, disposable party goods were to diminish, the party supplies and paper goods industry and our revenues would be negatively affected. For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forego the convenience associated with single-use, disposable products. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for our products.

Our business depends on continued good relations with our suppliers.

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. We purchase our inventory from more than 400 vendors world-wide, with the largest supplier representing approximately 11% and the ten largest suppliers representing approximately 48% of our aggregate purchases in fiscal 2006. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any suppliers and any supplier could discontinue selling to us at any time. If a vendor becomes unable or unwilling to ship goods or provide favorable terms, this then could adversely affect our ability to compete and our financial performance. Our arrangements with overseas suppliers are subject to risks of doing business abroad, such as import duties, trade restrictions, work stoppages, political instability and other factors which could have an adverse effect on our business.

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

We believe that our management information systems are an important factor in supporting our business and enhancing our competitive position in the industry. Over the past four years, we have invested significant resources in systems and infrastructure to support our business and increase efficiencies. We use a management information and control system, which is based on the “Merchandise Management System” software package from JDA Software, Inc. which supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution. All store point of sale (POS) systems are linked to our headquarters through a wide area network interfaced with an IBM I-Series computer, and provide daily inputs to support merchandising, inventory management, auto-replenishment, sales audit, human resources and other critical retail systems. Any obsolescence or continuing interruption in the functioning of these systems could have a negative effect on our ability to compete effectively in the industry and on our business.

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

Our warrants and stock options may have significant dilutive effects on holders of Common Stock.

Pursuant to our bankruptcy plan of reorganization, we issued four series of warrants to holders of our old pre-bankruptcy common stock to purchase up to approximately 10% (subject to certain dilution events) of the Common Stock issued under the bankruptcy plan (assuming exercise of all such warrants). These four series of warrants are exercisable for terms ranging from four to eight years from the issuance date. The first series expired in April 2006.

We currently have stock option plans pursuant to which we have the authority to issue options to our employees and directors for up to 1,133,334 shares of our Common Stock. As of February 3, 2007, there were options issued to purchase 690,674 shares of our Common Stock outstanding with a weighted average exercise price of $6.43 per share.

The issuance of shares of Common Stock pursuant to the exercise of the three remaining series of warrants, the exercise of stock options, and the anti-dilution rights protection of the warrants issued to management could significantly dilute the holders of Common Stock currently issued and outstanding.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES

All of our stores are leased, typically with initial terms of 10 years and the leases generally allow us to renew for up to two additional five-year terms. The terms of the majority of the leases, including renewal terms, extend beyond year 2008. In addition to our stores, we also lease the distribution center in Naperville, Illinois. This lease, effective January 2007, expires in December 2018. Should we determine the need to expand the distribution center under the current lease, we would be subject to provisions for pre-negotiated rent increases and term extensions. The facility consists of a three-story office building and 340,000 square-foot distribution center that sits on 29 acres of land.

ITEM 3.    LEGAL PROCEEDINGS

We may be subject to certain legal proceedings and claims from time to time that are incidental to the ordinary course of business. When it has been determined that it is probable that we will be obligated to pay and the amount can be reasonably estimated a liability is recorded and, if material, disclosure of the related facts is made in the footnotes to the financial statements. If we determine that an obligation is reasonably possible and, if material, we will disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of these matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we were not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. During fiscal 2005, we recorded a $500 reserve with respect to these matters. Upon further evaluation of the matter, we reduced the reserve by $100 during fiscal 2006. Although the outcome cannot be predicted with certainty, we believe the current reserve of $400 is adequate.

As of the date of this Annual Report on Form 10-K, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low trading prices of our Common Stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal 2006	High	Low
January 29, 2006 to April 29, 2006 [first fiscal quarter]	$8.50	$7.38
April 30, 2006 to July 29, 2006 [second fiscal quarter]	8.59	4.50
July 30, 2006 to October 28, 2006 [third fiscal quarter]	8.95	6.76
October 29, 2006 to February 3, 2007 [fourth fiscal quarter]	8.70	6.13

Fiscal 2005	High	Low
January 30, 2005 to April 30, 2005 [first fiscal quarter]	$12.24	$7.00
May 1, 2005 to July 30, 2005 [second fiscal quarter]	9.52	6.55
July 31, 2005 to October 29, 2005 [third fiscal quarter]	9.38	5.58
October 30, 2005 to January 28, 2006 [fourth fiscal quarter]	8.40	6.25

Holders

On March 31, 2007, the number of holders of record of the Common Stock was approximately 390.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no stock repurchases made during the year ended February 3, 2007.

Equity Compensation Plan Information

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Stock Price Performance

Our Common Stock has traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers, under the symbol “FCPO.OB” from May 30, 2002 through November 17, 2003. On November 18, 2003 we began trading on the NASDAQ National Market under the ticker symbol “FCPO”.

The following graph compares for the period from February 1, 2003 through February 3, 2007 (a) the total stockholder return on our Common Stock with (b) the total return on the common equity of all domestic issuers traded on the Nasdaq National Market and Nasdaq SmallCap Market (“NASDAQ Market Index,” ticker: IXIC) and (c) the total return on the common equity of all domestic issuers comprising the S&P Retail Index (“Retail Index,” ticker: RLX). The total return for our Common Stock and for each index assumes the reinvestment of dividends, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each period.

	February 1, 2003	January 31, 2004	January 29, 2005	January 28, 2006	February 3, 2007
Factory Card & Party Outlet	100	436	416	291	309
Retail Index	100	148	169	182	208
Nasdaq Market Index	100	156	154	174	187

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data that was derived from the consolidated financial statements. The selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of February 3, 2007 and for the 53 weeks ended February 3, 2007 are derived from the consolidated financial statements which have been audited by McGladrey & Pullen, LLP independent registered public accounting firm.

The selected financial data presented on the next page under the captions “Statement of Operations Data and Balance Sheet Data” as of January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 and for the 52 weeks ended January 28, 2006, the 52 weeks ended January 29, 2005, the 52 weeks ended January 31, 2004, the 43 weeks ended February 1, 2003 and the nine weeks ended April 6, 2002 are derived from the consolidated financial statements which have been audited by Deloitte & Touche LLP, independent registered public accounting firm.

The information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(Dollar amounts in thousands, except per share data)

	53 Weeks ended February 3, 2007	52 Weeks ended January 28, 2006	52 Weeks ended January 29, 2005	52 Weeks ended January 31, 2004	43 Weeks ended February 1, 2003	9 Weeks ended April 6, 2002
	Successor	Successor	Successor	Successor	Successor	Predecessor
Statement of Operations Data:
Net sales	$244,232	$233,131	$230,148	$222,635	$185,699	$40,837
Cost of sales	154,511	149,145	147,970	145,372	122,435	26,991
Cost of sales-greeting card inventory write-down	—	233	4,415	—	—	—

Gross profit	89,721	83,753	77,763	77,263	63,264	13,846
Selling, general and administrative expenses	81,874	81,974	75,074	71,851	55,872	12,212
Depreciation	3,271	2,832	2,406	1,957	1,501	1,030
Reorganization items	—	—	(93)	—	—	(18,840)
Other income	—	—	(63)	—	—	—
Interest expense	855	804	742	1,182	1,368	374

Income (loss) before income taxes	3,721	(1,857)	(303)	2,273	4,523	19,070
Income tax expense (benefit)	1,438	(854)	(103)	911	1,981	(360)

Net income (loss)	$2,283	$(1,003)	$(200)	$1,362	$2,542	19,430

Earnings (loss) per share—basic(1)	$0.71	$(0.33)	$(0.07)	$0.47	$0.89

Weighted average shares outstanding—basic	3,228,457	3,074,034	3,017,284	2,919,115	2,866,420

Earnings (loss) per share—diluted(1)	$0.67	$(0.33)	$(0.07)	$0.40	$0.86

Weighted average shares outstanding—diluted	3,416,278	3,074,034	3,017,284	3,426,179	2,957,516

Operating Data:
Number of stores:
Stores added	7	8	8	6	—	—
Stores closed	8	4	1	—	1	—
Open at end of period	187	188	184	177	171	172
Comparable store sales increase / (decrease)(2)	1.1%	(1.1%)	0.3%	(2.0%)	(1.3%)	8.6%
Average sales per store(3)	$1,296	$1,286	$1,275	$1,295	$1,084	$237
Balance Sheet Data (end of period):
Working capital	$18,337	$10,690	$16,458	$15,134	$15,076	$10,392
Total assets	71,032	77,302	68,270	58,172	60,040	63,311
Total debt(4)	8,732	19,547	13,693	15,597	23,857	32,460
Total long term debt obligations	—	—	15	3,699	5,889	6,632
Total stockholders’ equity	31,884	28,304	28,873	17,947	15,154	10,040

(1)	The per share and share information for the Predecessor Company has been omitted as such information is not deemed to be meaningful due to the fresh-start accounting entries booked for the Successor Company and the resulting lack of comparability to Predecessor Company periods. Predecessor Company refers to the Company as it operated until emergence from bankruptcy on April 6, 2002. Successor Company refers to the Company’s operations subsequent to emergence from bankruptcy on April 6, 2002.
(2)	Includes stores open 13 or 14 months after their opening date. If the opening date of a store falls in the first 14 days of a period, then it will be included in the comparable store calculation in its 13th month of operation; otherwise, a store is included in the comparable store calculation in its 14th month of operation. A store’s sales are excluded from the calculation of comparable sales in the fiscal month of the store closing. In fiscal 2006, four stores entered into a liquidation plan and we excluded these stores’ sales are from the calculation of comparable sales two months prior to their closing for greater comparability.
(3)	Includes only stores open during the entire period.
(4)	Total debt is defined as total current and long-term debt, including capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Please note that unless otherwise disclosed, and with the exception of earnings per share figures, amounts listed are in thousands (000’s). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statements Regarding Forward-Looking Statements,” Item 1A. “Risk Factors,” and elsewhere in this Form 10-K.

Overview

Factory Card & Party Outlet stores provide our customers with value solutions for all their party and social occasion needs in a one-stop, festive environment. As a leader in the market place, our stores, which average approximately 11,500 square feet, carry the most current and sought after merchandise in the Party Solution, Greeting Card, Gift Wrap, Balloon, Seasonal and Religious Events and Special Occasion Merchandise arenas. Based on the published number of stores of our competitors as compiled by various business publications and other publicly available information, we believe we are one of the largest chains of company-owned stores in the party supply, greeting card and special occasion industry.

Our fiscal year ends on the Saturday closest to January 31st. As used herein, the term “fiscal year” or “fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to January 31st. Unless otherwise stated, the financial results presented for the year ended February 3, 2007 are based on a 53-week period (“fiscal 2006”), while the financial results for the fiscal years ended January 28, 2006 (“fiscal 2005”), and January 29, 2005 (“fiscal 2004”) are based on a 52-week period.

The table below illustrates store activity over the past three fiscal years. We currently plan to open up to three new stores in Fiscal 2007.

Number of Stores	Fiscal 2006	Fiscal 2005	Fiscal 2004
Beginning of Year	188	184	177
Stores Added	7	8	8
Stores Closed	8	4	1

At End of Year	187	188	184

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

Certain principal provisions of the Plan are as follows:

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

•

We issued four series of new Warrants, Series A through D, to tendering holders of the canceled common stock, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Series A Warrants expired April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share.

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

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. During the third quarter, we negotiated with Hallmark to procure greeting cards at favorable costs. These purchases positively impacted our greeting card margins during the third and fourth quarters. We anticipate the sell-through of this product will continue to positively impact our greeting card margins for the next three to six months. We are managing our greeting card program through our distribution center utilizing inventory currently in our supply chain, which we expect to meet customer demands through fiscal 2007. Additionally, we are in discussions with our vendors with respect to the long-term supply of greeting cards.

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

Merchandise Inventories

As discussed in Note 1 “Business and Basis of Presentation” in the Notes to the Consolidated Financial Statements, merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At February 3, 2007 and January 28, 2006, we had reserves of $1,383 and $1,666 respectively.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendor’s products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price resulting in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by FASB Emerging Issue Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which was issued in September 2002. Advertising cooperative payments for the twelve months ended February 3, 2007 and January 28, 2006 were $439 and $455, respectively.

Long-Lived Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the shorter of the useful life or the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation.

We evaluate long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived assets” (“SFAS No. 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset is recognized. The fair market value of assets is determined primarily by market prices of similar assets at the stores.

We evaluated our long-lived assets in the current fiscal year. Based on current and projected performance, we recorded a fixed asset impairment of $88 in fiscal 2006 and $200 in fiscal 2005. There were no fixed asset impairments recognized in fiscal 2004. After adjusting for the impairment charge, we believe the carrying value of the assets is appropriate.

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

Lease Accounting

We lease all our premises in which we operate. The leases are accounted for in accordance with SFAS No. 13, “Accounting for leases” (“SFAS No. 13”) as well as FASB Staff Position (“FSP”) No. 13-1 “Accounting for Rental Costs Incurred During the Construction Period” (“FSP FAS No. 13-1”) which requires us to recognize expense beginning at the date of possession. Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases we recognize the total rental amounts expected to be paid over the lease terms (starting at the date of possession) on a straight-line basis and accordingly, establish corresponding deferred rent liabilities for the difference between the amounts recognized and the amounts paid. We also receive certain lease incentives which are deferred and amortized over the initial term of a lease as a reduction of rent expense. Certain leases provide for contingent rentals based on sales in excess of specified minimums. Additional information is found in Note 4 “Lease Commitments.”

Insurance Reserves

In Fiscal 2003, we substantially converted our workers compensation insurance program from guaranteed cost policies to a high deductible policy with stop-loss limitations. At February 3, 2007 the stop-loss limitations are $2.3 million. We use a combination of high-deductible insurance and standard insurance plans to provide for the potential liabilities for workers’ compensation insurance. Liabilities associated with the risks that we retain are estimated, in part, by historical cost, claims experience, severity factors and the use of loss development factors as determined by a third-party independent actuary. Current estimated reserves may be materially different from future actual claim costs, and, in the future, if we conclude an adjustment to reserves is required, the liability will then be adjusted accordingly in the period that determination is made. we have recorded a reserve of $1.2 million.

Income Taxes

We file a consolidated federal income tax return. We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” (“SFAS No. 109”) recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The differences arising from differing treatment of income and expense items for tax and financial reporting purposes are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. We assess our deferred tax assets and establish valuation allowances when it is determined that deferred tax assets are not more likely than not to be realized.

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

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	53 weeks ended Feb.3, 2007	52 weeks ended Jan. 28, 2006	52 weeks ended Jan. 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.3	64.1	66.2

Gross profit	36.7	35.9	33.8
Selling, general and administrative expenses	33.5	35.2	32.6
Depreciation expense	1.3	1.2	1.0
Interest expense	0.4	0.3	0.3

Income (loss) before income taxes	1.5	(0.8)	(0.1)
Income tax expense (benefit)	0.6	(0.4)	(0.1)

Net income (loss)	0.9%	(0.4)%	—%

Number of stores open at end of period	187	188	184

53 Weeks Ended February 3, 2007 (Fiscal 2006) Compared to 52 Weeks Ended January 28, 2006 (Fiscal 2005)

Net sales.    Net sales increased $11,101 or 4.8%, to $244,232 in fiscal 2006 from $233,131 in fiscal 2005. The increase in net sales can be attributed both to same store comparable sales, which increased 1.1% in fiscal 2006 (calculation assuming 53 weeks in fiscal 2005), and to store count as the weighted average number of stores open in fiscal 2006 was 191 compared to 186 in fiscal 2005. Comparable store sales are defined as sales from stores open for at least one full year. While we experienced higher average customer sales tickets, the benefits were somewhat offset by declines in our customer count. We are encouraged by positive comparable sales performance in our card, balloon, basic party and seasonal categories; however, we continue to experience softness in gift wrap and gifts.

Gross profit.    Cost of sales includes merchandise, distribution and occupancy costs. Gross profit increased $5,968 or 7.1% to $89,721 in fiscal 2006 compared to $83,753 in fiscal 2005. Gross profit increased both as a function of higher sales volume and better merchandise margins. In fiscal 2006 we managed our merchandise margins effectively as we experienced favorable mark-up on merchandise available for sale, as well we maintained leverage on our freight and distribution costs. As a percentage of net sales, gross profit was 36.7% in fiscal 2006 compared to 35.9% in fiscal 2005. Gross profit as a percent of net sales, excluding store occupancy costs in both years and the fiscal 2005 greeting card inventory write-downs, increased 150 basis points from fiscal 2005 to fiscal 2006. Gains in merchandise margins were partially offset against higher store occupancy costs. We saw occupancy costs increase $3,352 or 10.3% as we opened new stores and extended lease terms for stores reaching the end of their lease term. We experienced higher occupancy costs on these renewals due to rising market rates in real estate.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $100 or 0.1%, to $81,874 in fiscal 2006 from $81,974 in fiscal 2005. Contributing factors to the decrease are as follows:

•

Store related expenses were effectively flat. We experienced increases in store payroll and general store expenses due to new stores added during the year. The increases were offset by reduced pre-open, remodel and remerchandising expenses as we opened one less store in fiscal 2006 than in fiscal 2005 and as we pulled back on the number of store remodels.

•

Net advertising expense decreased $235 to $9,345, (advertising expense net of advertising allowances received from our vendors). In fiscal 2006 we recorded $439 in advertising allowances as a reduction to advertising expense compared to $455 in fiscal 2005. In both fiscal 2006 and fiscal 2005, we made an investment in more direct mail advertising which is more expensive on a per piece basis than our traditional circular advertising. Also during fiscal 2006, we have continued to invest in internet advertising as we grew our sales revenue.

•

Other corporate expenses increased $139 from fiscal 2005. The increase is primarily the result of increased incentive compensation related to improved earnings and inventory performance in fiscal 2006. Additionally, there were increases in stock based compensation expenses due to adoption of SFAS No. 123(R). These increases were offset by a number of expense control initiatives and non-recurrence of several charges recorded in fiscal 2005. The events that are reflected in prior year figures include $350 related to severance costs of the departure of the Chief Financial Officer, $240, net of reserves established in prior years, relating to a dispute settlement with a former freight vendor, $500 reserved for an employment practices matter.

Depreciation expense.    Depreciation expense was $3,271 in fiscal 2006 compared to $2,832 in fiscal 2005. The increase is attributable to fixed asset additions for new store openings and investment in corporate infrastructure.

Interest expense.    Interest expense was $855 in fiscal 2006 compared to $804 in fiscal 2005. While average borrowing levels were lower in fiscal 2006 than in fiscal 2005, $10,117 compared to $11,169, respectively, higher effective interest rates resulted in the increase. The weighted average interest rate on our line of credit borrowings was 7.05% for fiscal 2006 compared to 6.05% in fiscal 2005. Levels of borrowing fluctuate seasonally due to inventory replenishment as well as for fixed asset purchases for new stores and remodeling.

Income taxes.    We recognized income tax expense of $1,438 in fiscal 2006 compared to income tax benefit of $854 in fiscal 2005. The amounts are a function of pre-tax income levels. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes with the exception of alternative minimum taxes.

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

Income taxes.    We recognized income tax benefit of $854 in fiscal 2005 compared to income tax benefit of $103 in fiscal 2004. The amounts are a function of pre-tax income (loss) levels. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income tax.

Liquidity and Capital Resources

Our uses of capital for fiscal 2007 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing stores, and interest payments on outstanding borrowings. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2006	Fiscal 2005
Cash flows provided by (used in) operating activities	$12,974	$(765)

Cash flows (used in) investing activities	$(2,597)	$(5,115)

Cash flows provided by (used in) financing activities	$(10,127)	$5,888

On February 3, 2007, our working capital was $18,337. Net cash flows provided by operating activities in fiscal 2006 were $12,974 compared to cash flows used of $765 during fiscal 2005. The increase in cash flows from operating activities can be attributed to the generation of income in fiscal 2006, purchases of less inventory and better management of expenses and payables terms.

Net cash flows used in investing activities was $2,597 in fiscal 2006 compared to $5,115 in fiscal 2005. Fiscal 2006 net cash flows from investing activities were primarily for capital expenditures for existing store furniture and fixtures, leasehold improvements, as well as computer equipment, and warehouse equipment for the distribution center. Additionally, we paid approximately $1,131 for furniture, fixtures and leasehold improvements on new store openings and remodels performed during the year. In fiscal 2007, we plan to spend approximately $3,800 on capital expenditures which we expect to fund with cash from operations.

Net cash flows used in financing activities in fiscal 2006 were $10,127 compared to cash provided of $5,888 in fiscal 2005. The financing amounts are attributable to the level of borrowings and repayments. Additionally, we received cash from the exercise of stock options and warrants of $688 and $34 during fiscal 2006 and fiscal 2005, respectively.

We are party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit, as of February 3, 2007 provides $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Interest on borrowings under the Loan Agreement is at the Prime rate (Prime rate was 8.25% at February 3, 2007) or, at our election, LIBOR plus a margin as defined in the agreement. A second amendment was entered into on October 7, 2005. The second amendment among other things, extended the maturity date to October 31, 2008, reduced the interest rate on LIBOR rate loans, provides for a potential increase in the maximum revolver limit from $30,000 up to $45,000 (at our request and subject to Wells Fargo Retail Finance, LLC’s agreement), revised the minimum operating covenants and provides for prepayment premiums of the maximum revolver amount. As of February 16, 2006, the Company increased its line of credit limit to $35,000. The borrowings outstanding are considered current liabilities on the accompanying consolidated balance sheet, as the Company is required to use cash available for operations to pay down the balance on a daily basis. At April 11, 2007, the interest rate on our borrowings was approximately 8.25%. Borrowings under the facility are limited by a percentage of inventory levels, credit card receivables, and a $3,000 “availability block” as defined in the agreement. For fiscal 2006, the weighted average interest rate on borrowings was 7.05%. Borrowings under the Loan Agreement are collateralized by substantially all of our assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

As of February 3, 2007, we had $8,731 in borrowings outstanding under the Loan Agreement and we utilized approximately $3,062 to issue letters of credit. We had approximately $14,171 of borrowing availability at February 3, 2007. As of April 11, 2007, we had $8,549 in borrowings outstanding under the Loan Agreement, utilized approximately $2,029 to issue letters of credit and had $18,191 available for future cash borrowings.

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

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 at February 3, 2007 and January 28, 2006. Accumulated depreciation related to such fixed assets was approximately $990 and $805 at February 3, 2007 and January 28, 2006, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
(in millions)
Debt & Capital Leases(1)	$8.7	$8.7	$—	$—	$—
Operating Leases(2)(3)	138.0	28.3	43.7	29.6	36.4
Inventory Purchase Commitments (including open purchase orders)	17.9	15.2	2.7	—	—

Total	$164.6	$52.2	$46.4	$29.6	$36.4

(1)	Interest payments are excluded from the total.
(2)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from the total. Amounts expensed for these items during fiscal 2006, fiscal 2005 and fiscal 2004 were $8.9 million, $7.9 million and $7.7 million, respectively.
(3)	Includes lease renewal of headquarters/distribution center in Naperville, IL through 2018.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2006 quarters are defined as follows: first fiscal quarter is January 29, 2006 to April 29, 2006, second fiscal quarter is April 30, 2006 to July 29, 2006, third fiscal quarter is July 30, 2006 to October 28, 2006 and fourth fiscal quarter is October 29, 2006 to February 3, 2007. Our fiscal year ends on the Saturday nearest to January 31st, which can result in a 52 or 53 week year. Fiscal 2006 is a 53 week period while fiscal 2005 was a 52 week period.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are subject to market risks from changes in interest rates. As of February 3, 2007 the interest rate on the company’s revolving credit facilities, which represents a significant portion of the company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the twelve months ended February 3, 2007 and twelve months ended January 28, 2006 would not have had a material impact on our financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is submitted as a separate section of this Report commencing on page F-1 and is incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 23, 2006, we engaged the accounting firm of McGladrey & Pullen, LLP to serve as our registered public accounting firm and to audit our financial statements beginning with fiscal year ending February 3, 2007. The Board of Directors approved the appointment of McGladrey & Pullen, LLP. We amicably concluded our relationship with our former independent public accountant, Deloitte & Touche LLP, effective with the appointment of McGladrey & Pullen, LLP. The Board of Directors approved both the appointment of McGladrey & Pullen, LLP and the conclusion of our relationship of Deloitte & Touche LLP.

During the two most recent fiscal years and the subsequent interim periods through October 23, 2006, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report. We requested that Deloitte & Touche LLP furnish in a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter dated October 23, 2006 is filed as Exhibit 99.1 to the Form 8-K filed October 23, 2006, incorporated here by reference.

There were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K occurring within the Registrant’s two most recent fiscal years and the subsequent interim period ending October 23, 2006.

During our two most recent fiscal years and through October 23, 2006, the period prior to the engagement of McGladrey & Pullen, LLP, neither we nor anyone on our behalf consulted McGladrey & Pullen, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. Further, McGladrey & Pullen, LLP had not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 9A.    CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President & Chief Executive Officer and Vice President, Treasurer & Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

b) Attestation Report of the Registered Public Accounting Firm.    We are not an accelerated filer, as such term is defined in Rule 12b-2 under the Securities Exchange Act. Accordingly, the attestation report of our independent registered public accounting firm on our management’s assessment of our internal control over financial reporting is not required to be included in this Annual Report on Form 10-K.

c) Changes in Internal Controls.    No change in the Company’s internal control over financial reporting (as defined in Rules 13a -15(f) and 15d—15(f) under the Exchange Act) occurred during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Stockholders (“the Proxy Statement”).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the disclosure found in our proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Factory Card & Party Outlet’s 2007 Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the disclosure found in our proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Factory Card & Party Outlet’s 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the disclosure found in our proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Factory Card & Party Outlet’s 2007 Annual Meeting of Stockholders.

Securities authorized under the Company’s stock option plans as of February 3, 2007, were as follows:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders
2003 Equity Incentive Plan	272,949	$8.64	109,085
Equity compensation plans not approved by security holders
2002 Non-Employee Directors Stock Option Plan	198,500	$6.02	48,334
2002 Stock Incentive Plan	219,225	$4.05	22,084

Total	690,674	$6.43	179,503

Under the three Factory Card & Party Outlet Plans we are authorized to grant share-based payments for the purchase of up to 1,133,334 shares of our common stock. As of February 3, 2007, 1,067,700 shares had been issued. As of February 3, 2007 there were share-based awards, which includes options, warrants and restricted shares, outstanding to purchase 976,678 shares of our commons stock. Consequently, as of February 3, 2007, there remained 156,656 common shares available for future grants.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the disclosure found in our proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Factory Card & Party Outlet’s 2007 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the disclosure found in our proxy statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with Factory Card & Party Outlet’s 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report on Form 10-K.

1. The following financial statements are filed as a separate section of this Report commencing on page F-1.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

Consolidated Statements of Operations for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005.

Consolidated Statements of Stockholders’ Equity for the 53 weeks ended February 3, 2007, the

52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005.

Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

The following financial statement schedule is filed as a separate section of this Report commencing on page S-1.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Balance Sheets as of February 3, 2007 and January 28, 2006.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Operations for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005.

Condensed Financial Information of Factory Card & Party Outlet Corp.—Statements of Cash Flows for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005.

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

Exhibit No.		Description

2.1	(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1	(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2	(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3	(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4	(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5	(13)	Amendment to Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated June 27, 2006.

4.1	(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2	(2)	Form of New Management Warrant, dated April 9, 2002.

4.3	(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4	(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5	(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6	(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1	(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2	(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3	(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4	(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5	(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6	(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7	(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9	(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10	(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11	(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

Exhibit No.		Description

10.12	(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13	(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14	(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15	(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16	(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.17	(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.18	(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.19	(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.20	(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.21	(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.22	(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.23	(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.24	(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.25	(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.26	(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.27	(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.28	(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.29	(12)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.30	(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a New York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

10.31	(15)	Industrial Building lease dated October 28, 1996 between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.32	(15)	Lease Amendment dated as of January 31, 1998 by and between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.33	(15)	Second Lease Amendment dated as of November 30, 2006 by and between CJF1 LLC and Factory Card Outlet of America Ltd.

10.34	(16)	Separation Agreement of Jarett A. Misch, VP/Controller/Chief Accounting Officer, dated as of February 16, 2007.

16.1	(17)	Letter on change in certifying accountant, dated as of October 23, 2006.

21		Subsidiaries of the Company.

Exhibit No.	Description

23.1	Consent of McGladrey & Pullen, LLP.

23.2	Consent of Deloitte and Touche, LLP.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on April 19, 2006.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 28, 2006.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 7, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 20, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

By:	/s/ GARY W. RADA
Gary W. Rada President and Chief Executive Officer

Dated: April 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY W. RADA Gary W. Rada	President and Chief Executive Officer	April 18, 2007

/s/ TIMOTHY J. BENSON Timothy J. Benson	Vice President, Treasurer, Chief Financial Officer	April 18, 2007

/s/ Richard E. George Richard E. George	Non Executive Chairman of the Board	April 18, 2007

/s/ MONE ANATHAN Mone Anathan	Director	April 18, 2007

/s/ BEN EVANS Ben Evans	Director	April 18, 2007

/s/ PETER M. HOLMES Peter M. Holmes	Director	April 18, 2007

/s/ MARTIN MAND Martin Mand	Director	April 18, 2007

/s/ PATRICK O’BRIEN Patrick O’Brien	Director	April 18, 2007

/s/ ROBERT S. SANDLER Robert S. Sandler	Director	April 18, 2007

INDEX TO FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Page

Reports of Independent Registered Public Accounting Firms	F-2, F-3

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	F-4

Consolidated Statements of Operations for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005	F-5

Consolidated Statements of Stockholders' Equity for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005	F-6

Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 2007, the 52 weeks ended January 28, 2006 and the 52 weeks ended January 29, 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Factory Card & Party Outlet Corp. and Subsidiary

Naperville, Illinois

We have audited the consolidated balance sheet of Factory Card & Party Outlet Corp. and Subsidiary as of February 3, 2007, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of Factory Card & Party Corp. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factory Card & Party Outlet Corp. and Subsidiary as of February 3, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Notes 5, 6 and 11 to the consolidated financial statements, on January 29, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standard No. 123(R), and changed its method of evaluating the effects of prior year misstatements in the current year financial statements to adopt Securities and Exchange Commission Staff Accounting Bulletin No. 108.

/s/ MCGLADREY & PULLEN LLP

Schaumburg, Illinois

April 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Factory Card & Party Outlet Corp.

Naperville, Illinois

We have audited the accompanying consolidated balance sheet of Factory Card & Party Outlet Corp. and subsidiary (the “Company”) as of January 28, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the 52 weeks ended January 28, 2006 and January 29, 2005. Our audits also included the financial statement schedule for the 52 weeks ended January 28, 2006 and January 29, 2005, listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Factory Card & Party Outlet Corp. and subsidiary as of January 28, 2006 and the results of their operations and their cash flows for the 52 weeks ended January 28, 2006 and January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the 52 weeks ended January 28, 2006 and January 29, 2005.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 17, 2006

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	February 3, 2007	January 28, 2006
A S S E T S
Current assets:
Cash	$446	$196
Merchandise inventories, net	45,130	49,552
Prepaid rent	2,994	3,304
Prepaid expenses and other assets	1,511	1,302
Deferred tax asset, net	5,491	3,728

Total current assets	55,572	58,082
Fixed assets, net	9,400	10,247
Other assets	131	104
Deferred tax asset, net	5,929	8,869

Total assets	$71,032	$77,302

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Line of credit	$8,731	$19,532
Accounts payable	16,908	19,266
Accrued expenses:
Payroll and other compensation	6,430	4,167
Insurance	1,205	900
Taxes	1,064	872
Other	2,896	2,640
Capital lease obligations	1	15

Total current liabilities	37,235	47,392
Deferred rent liabilities	1,913	1,606

Total liabilities	39,148	48,998

Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; 3,353,454 and 3,138,252 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	33	31
Unearned restricted stock awards	—	(142)
Additional paid-in capital	26,562	25,714
Accumulated earnings	5,289	2,701

Total stockholders’ equity	31,884	28,304

Total liabilities and stockholders’ equity	$71,032	$77,302

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	For the 53 weeks ended February 3, 2007	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005
Net sales	$244,232	$233,131	$230,148
Cost of sales	154,511	149,145	147,970
Cost of sales-greeting card inventory write-down	—	233	4,415

Gross profit	89,721	83,753	77,763
Selling, general and administrative expenses	81,874	81,974	75,074
Depreciation expense	3,271	2,832	2,406
Reorganization items	—	—	(93)
Other income	—	—	(63)
Interest expense	855	804	742

Income (loss) before income taxes	3,721	(1,857)	(303)
Income tax expense (benefit)	1,438	(854)	(103)

Net income (loss)	$2,283	$(1,003)	$(200)

Net income (loss) per share—basic	$0.71	$(0.33)	$(0.07)

Weighted average shares outstanding—basic	3,228,457	3,074,034	3,017,284

Net income (loss) per share—diluted	$0.67	$(0.33)	$(0.07)

Weighted average shares outstanding—diluted	3,416,278	3,074,034	3,017,284

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Nonvested Stock Awards	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2004	3,074,082	$31	$14,287	$(275)	$3,904	$17,947
Right certificates	708	—	—	—	—	—
Exercise of stock options and stock warrants	34,251	—	148	—	—	148
Compensation cost—restricted stock awards	—	—	—	127	—	127
Recognition of pre bankruptcy deferred tax assets	—	—	10,851	—	—	10,851
Net loss	—	—	—	—	(200)	(200)

Balance at January 29, 2005	3,109,041	$31	$25,286	$(148)	$3,704	$28,873
Right certificates	186	—	—	—	—	—
Exercise of stock options and stock warrants	8,525	—	34	—	—	34
Compensation cost—restricted stock awards	—	—	—	175	—	175
Forfeited restricted stock	(1,000)	—	(4)	4	—	—
Issuance of restricted stock	21,500	—	173	(173)	—	—
Tax benefit related to non-qualified stock options exercised	—	—	225	—	—	225
Net loss	—	—	—	—	(1,003)	(1,003)

Balance at January 28, 2006	3,138,252	$31	$25,714	$(142)	$2,701	$28,304
Cumulative effect of accounting change for SAB 108	—	—	—	—	305	305
Reclassification of unvested shares upon adoption of SFAS No. 123(R)	—	—	(142)	142	—	—
Exercise of stock options and stock warrants	156,702	2	686	—	—	688
Compensation cost—restricted stock awards	—	—	72		—	72
Compensation cost	—	—	232	—	—	232
Forfeited restricted stock	(1,500)	—	—	—	—	—
Issuance of restricted stock	60,000	—	—	—	—	—
Net income	—	—	—	—	2,283	2,283

Balance at February 3, 2007	3,353,454	$33	$26,562	$0	$5,289	$31,884

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 53 weeks ended February 3, 2007	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005
Cash flows from operating activities:
Net income (loss)	$2,283	$(1,003)	$(200)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Impairment charge on fixed assets	88	200	—
Depreciation expense	3,271	2,832	2,406
Deferred taxes	1,177	(854)	(240)
Stock compensation	304	—	—
Amortization of deferred financing costs and unearned compensation	16	202	199
Non cash portion of reorganization items	—	—	93
Loss on disposal of fixed assets	85	55	6
Changes in assets and liabilities:
Merchandise inventories, net	4,422	(5,899)	2,014
Prepaid expenses and other assets	363	10	(471)
Accounts payable	(2,358)	2,966	316
Accrued expenses	3,016	1,015	497
Deferred rent obligation	307	(289)	170

Net cash flows provided by (used in) operating activities	12,974	(765)	4,790

Net cash flows (used in) investing activities – purchase of fixed assets	(2,597)	(5,115)	(3,025)

Cash flows from financing activities:
Borrowings—line of credit	245,003	252,268	244,348
Repayment—line of credit	(255,804)	(244,768)	(242,079)
Payment of long term obligations	(14)	(1,662)	(4,313)
Increase in long term debt	—	16	160
Discount on payment of trade conversion and extended creditor notes	—	—	(20)
Cash received from exercise of stock options and warrants	688	34	148

Net cash flows provided by (used in)financing activities	(10,127)	5,888	(1,756)

Net increase in cash	250	8	9
Cash at beginning of period	196	188	179

Cash at end of period	$446	$196	$188

Supplemental cash flow information:
Interest paid	$1,041	$891	$812
Alternative minimum taxes paid	58	37	—
Supplemental schedule of non-cash investing and financing activities:
Decrease in prepaid expenses related to cumulative effect of accounting change for SAB 108	305	—	—

See accompanying notes to consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share amounts)

(1)    Business and Basis of Presentation

Basis of Presentation and Organization

As of February 3, 2007, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 187 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise, and other special occasion merchandise. The consolidated financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Years

The Company’s fiscal year ends on the Saturday nearest to January 31st. As used herein, the term “fiscal year” or “fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to January 31st. Unless otherwise stated, the financial results presented for the year ended February 3, 2007 are based on a 53-week period (“fiscal 2006”), while the financial results for the fiscal years ended January 28, 2006 (“fiscal 2005”), and January 29, 2005 (“fiscal 2004”) are based on a 52-week period.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. The Company has entered into agreements with certain vendors and at February 3, 2007 the Company’s purchase commitments are $4.1 million.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 3, 2007 and January 28, 2006, the Company had reserves of $1,383 and $1,666 respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays. The table below summarizes the Company’s change in reserves.

	February 3, 2007	January 28, 2006
Beginning balance	$1,666	$5,893
Increase	1,082	1,900
Write-offs	(1,365)	(6,127)

Ending balance	$1,383	$1,666

Cooperative Advertising, Markdown Reimbursement and Placement Fees

The Company receives vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. The Company’s accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Total consideration received by the Company from vendors were $5,311, $6,363, and $5,593 for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Of this consideration advertising cooperative payments received were $439, $455 and $668 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Long-Lived Assets

Fixed asset additions are recorded at cost. Depreciation is computed on a straight-line basis over three to ten years for fixtures and equipment and over the shorter of the useful life or the initial term of the lease for leasehold improvements. Depreciation related to capital leases is also included in depreciation.

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

The Company evaluated its long-lived assets in the current fiscal year. Based on current and projected performance, the Company recorded a fixed asset impairment of $88 in fiscal 2006 and $200 in fiscal 2005. There were no fixed asset impairments recognized in Fiscal 2004. After adjusting for the impairment charge, the Company believes the carrying value of the assets is appropriate.

The Company capitalizes software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98- 1”). Capitalized software is

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made up of purchased software and the respective licenses, including the many components of JDA, administrative systems and eCommerce software. The software is depreciated over three years.

Insurance Reserves

In Fiscal 2003, the Company substantially converted its workers compensation insurance program from guaranteed cost policies to a high deductible policy with stop-loss limitations. At February 3, 2007, the stop-loss limitations are $2.3 million. The Company uses a combination of high-deductible insurance and standard insurance plans to provide for the potential liabilities for workers’ compensation insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by historical cost, claims experience, severity factors and the use of loss development factors as determined by a third-party independent actuary. Current estimated reserves may be materially different from future actual claim costs, and, in the future, if the Company concludes an adjustment to reserves is required, the liability will then be adjusted accordingly in the period that determination is made. Including amounts accrued from prior years, to date at February 3, 2007, the Company has recorded a reserve of $1.2 million.

Share-Based Payment

At February 3, 2007, the Company had three stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 29, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for the years ended January 28, 2006 or January 27, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 29, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Income Taxes

The Company files a consolidated federal income tax return and accounts for income taxes in accordance with the SFAS No. 109 “Accounting for Income Taxes,” (“SFAS No. 109”) recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The differences arising from differing treatment of income and expense items for tax and financial reporting purposes are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. We assess our deferred tax assets and establish valuation allowances when it is determined that deferred tax assets are not more likely than not to be realized.

Lease Accounting

Certain operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts expected to be paid over the lease terms (starting at date of

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possession) on a straight-line basis and, accordingly, has established corresponding deferred rent liabilities for the differences between the amounts recognized and the amounts paid. The Company also receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the initial term of a lease as a reduction of rent expense. Additionally, certain leases provide for contingent rentals based on sales in excess of specified minimums. The leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) as well as FASB Staff Position (“FSP”) No. 13-1 “Accounting for Rental Costs Incurred During the Construction Period” (“FSP FAS No. 13-1”) which requires the Company to recognize expense beginning at the date of possession.

Advertising Expenses

Advertising costs are made up of print advertising which is expensed on the “drop date” or the date the ads are distributed, and other media advertising that is expensed as incurred. Advertising costs, net of cooperative advertising payments received, were $9,345, $9,580 and $9,442 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Store Pre-opening Expenses

The Company expenses store pre-opening expenses as incurred. These expenses include labor, advertising and supply costs incurred up to the store’s grand opening.

(2)    Fixed Assets

The components of fixed assets, net are as follows:

	February 3, 2007	January 28, 2006
Furniture and equipment	$13,668	$12,445
Leasehold improvements	6,696	5,893

Total fixed assets	20,364	18,338
Less accumulated depreciation and amortization	(10,964)	(8,091)

Fixed assets, net	$9,400	$10,247

In fiscal 2006, fiscal 2005, and fiscal 2004 depreciation expense was $3,271, $2,832 and $2,406, respectively.

(3)    Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). The Loan Agreement, which is a line of credit, as of February 3, 2007 provides $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. Interest on borrowings under the Loan Agreement is at the Prime rate (Prime rate was 8.25% at February 3, 2007) or, at the Company’s election, LIBOR plus a margin as defined in the agreement. A second amendment was entered into on October 7, 2005. The second amendment among other things, extended the maturity date to October 31, 2008, reduced the interest rate on LIBOR rate loans, provides for a potential increase in the maximum revolver limit from $30,000 up to $45,000 (at the Company’s request and subject to Wells Fargo Retail Finance, LLC’s agreement), revised the minimum operating covenants and provides for prepayment premiums of the maximum revolver amount. As of February 16, 2006, the Company increased its

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line of credit limit to $35,000. The borrowings outstanding are considered current liabilities on the accompanying consolidated balance sheet, as the Company is required to use cash available for operations to pay down the balance on a daily basis.

Borrowings under the facility are limited by a percentage of inventory levels, credit card receivables, and a $3,000 “availability block” as defined in the agreement. For fiscal 2006, the weighted average interest rate on the Company’s borrowings was 7.05%. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

At February 3, 2007 and January 28, 2006, the Company had outstanding borrowings under the Loan Agreement of $8,731 and $19,532, respectively. Outstanding letters of credit were approximately $3,062 and $2,400 for fiscal 2006 and fiscal 2005, respectively.

Due to the fact there are certain restrictions on the Company’s assets and the Company has guaranteed the Loan Agreement between its subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp. on pages S-1 through S-5.

The following table summarizes the components of the Line of Credit and Capital Lease Obligations at February 3, 2007 and January 28, 2006, including the current portion.

	February 3, 2007	January 28, 2006
Wells Fargo Retail Finance, LLC line of credit agreement	$8,731	$19,532
Capital leases	1	15

Sub total	8,732	19,547

Less current maturities	(8,732)	(19,547)

Total long term debt	$—	$—

(4)    Lease Commitments

The Company conducts all of its activities using leased premises. Store and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases also provide for contingent rentals based on sales in excess of specified minimums. All leases are with unrelated parties. Contingent rental expense was $65 in fiscal 2006, the Company had contingent rental income of $93 in fiscal 2005 and contingent expense of $186 in fiscal 2004.

The approximate cost of fixed assets held under capital leases included in fixed assets was $1,061 at February 3, 2007 and January 28, 2006. Accumulated depreciation related to such fixed assets was approximately $990 and $805 at February 3, 2007 and January 28, 2006, respectively. Fixed assets held under capital leases consist primarily of technology, office and warehouse equipment.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future lease payments for capital and operating leases with initial or remaining terms in excess of one year as of February 3, 2007.

Fiscal year:	Capital Leases	Operating leases
2007	$1	$28,278
2008	—	23,881
2009	—	19,836
2010	—	16,325
2011	—	13,232
Thereafter	—	36,406

Total payments	1	$137,958

Less amount representing interest	—

Present value of payments	$1

Rent expense charged to operations under operating leases for fiscal 2006, fiscal 2005 and fiscal 2004 was $30,122, $27,695 and $26,259, respectively.

(5)    Stock-Based Compensation

On January 29, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)”), using the modified-prospective method. Under this method, stock based compensation expense is recognized for new grants beginning this fiscal year and for any unvested grants prior to the adoption of SFAS No. 123(R). Prior to fiscal 2006, no compensation expense was recorded in the condensed consolidated statement of operations as the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and the disclosure-only provisions of SFAS No. 123 ”Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.”

Under SFAS No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock based compensation. The Black-Scholes model requires the Company to make several assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (“expected term”), estimated forfeitures and the estimated volatility of the Company’s common stock price over the expected term. Expected price volatility of the fiscal 2006 grants is based on the daily market rate changes of the Company’s stock going back for a period of one year from the date of grant. The period length was determined based on both management’s assessment of stock price volatility that has resulted since the Company’s emergence from bankruptcy as well as consideration of the market volatility of a number of the Company’s publicly traded competitors. Expected life for the fiscal 2006 grant of non-qualified stock options was calculated based on the “plain vanilla” option formula prescribed by Staff Accounting Bulletin No. 107, “Share based payment.” The shares granted in fiscal 2006 had a vesting period of three years and a contractual life of 10 years. All non-performance based share awards issued by the Company have graded vesting schedules of three to four years. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related expense recognized on the consolidated statement of operations. The Company recognizes stock based compensation expense on a straight-line basis for awards with graded vesting. Specific information for the various stock plans is included in Note 6 “Stockholder’s Equity.”

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Stock-Based Compensation Valuation Assumptions:	Fiscal 2006 Grants	Fiscal 2005 Grants	Fiscal 2004 Grants
Risk-free interest rate	4.56% – 4.99%	4.00% – 4.50%	3.39% – 4.73%
Expected dividend yield	0%	0%	0%
Weighted average price volatility	50%	50%	50%
Expected life of non-qualified stock options (years)	6.0	6.0	10.0
Weighted average grant date fair value	$4.07	$3.35	$3.25

The Company recognized stock based compensation expense of $232 for fiscal 2006. This expense is included in selling, general and administrative expenses. If the Company had not adopted SFAS No. 123(R), income before income taxes would have been $3,953 and net income would have been $2,427 for fiscal 2006. If the company had not adopted SFAS No. 123(R), basic earnings per share for fiscal 2006 would have increased $0.07, and diluted earnings per share would have increased $0.07. The adoption of SFAS No. 123(R) did not affect the Company’s cash flows from operating or financing activities.

The results for the fiscal 2005 and fiscal 2004 have not been restated. If the stock based compensation expense for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings per share would have been as follows:

	Fiscal 2005	Fiscal 2004
Net income(loss), as reported	$(1,003)	$(200)
Deduct: Total stock-based employee compensation expense determined under fair value basis for all awards, net of related tax effects	908	566

Pro forma net income(loss)	$(1,911)	$(766)

Earnings(loss) per share:
Basic-as reported	$(0.33)	$(0.07)

Basic—pro forma	$(0.62)	$(0.25)

Diluted—as reported	$(0.33)	$(0.07)

Diluted—pro forma	$(0.62)	$(0.25)

(6)    Stockholders Equity

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,353,454 common shares were outstanding at February 3, 2007, and 3,138,252 common shares were outstanding at January 28, 2006.

Nonvested Stock

In April 2002, the Company issued 150,000 shares of common stock to certain members of management, which vest ratably over a four-year period. These shares became fully vested during the first quarter of fiscal 2006. Compensation cost has been included in results of operations and expensed ratably (straight-line) over the vesting period. Expense relating to these outstanding nonvested stock awards for fiscal 2006, fiscal 2005 and fiscal 2004 was $15, $175 and $127, respectively.

In June 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 17,000 shares were awarded which vest ratably over three years. Expense for fiscal 2006 and fiscal 2005 was $47 and $45, respectively.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain members of the officer group of the Company. A total of 4,500 shares were awarded which vest ratably over three years. Expense recognized for this Plan for fiscal 2006 and fiscal 2005 is $10 and $1, respectively.

A summary of the nonvested stock activity for fiscal 2006 is summarized in the table below:

Nonvested Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	44,750	$5.59
Granted to employees	—	—
Vested, converted	(33,250)	4.78
Terminated or resigned	—	—

Total outstanding, February 3, 2007	11,500	$7.92

Total pre-tax stock compensation expense for fiscal 2006 related to restricted stock awards was approximately $82. Total unrecognized compensation cost at February 3, 2007 for the Company’s nonvested stock is $69, which will be recognized over the weighted average period of the next 1.5 years. The fair value of the shares that vested during fiscal 2006 was $159.

The Company’s nonvested stock awards vest over three to four years and are restricted as to the sale or transfer of the shares prior to vesting. Nonvested stock awards are non-transferable and subject to forfeiture if the holder does not remain continuously employed by the Company during the vesting period. The fair value of the nonvested stock awards is equal to the value of the Company’s stock on the date of grant. The Company subjected the vested and unvested portions of the nonvested stock awards in its basic and dilutive earnings per share calculations.

Nonvested Performance-based Stock

On January 31, 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99 per share. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009. During the first three quarters of fiscal 2006 the ratable portion of the expense (straight-line over the performance term) was included in the results of operations. Based on management’s assessment of the current progress towards the predetermined return on invested capital goal, the Company has reversed, in the fourth quarter, the cumulative expense incurred in the prior three quarters of the fiscal year. Pretax expense recognized for this award for fiscal 2006 is therefore $0. Based on the guidance set forth in SFAS NO. 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations. Total unrecognized compensation cost of nonvested performance-based stock at February 3, 2007 is $467, which will not be recognized over the next 2.0 years, unless the performance conditions described become achievable. Based on the present evaluation, the Company cannot conclude that the targets as originally contemplated will be achieved.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the nonvested performance-based stock activity for fiscal 2006:

Nonvested Performance-Based Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 28, 2006	—	$—
Granted to employees	60,000	7.99
Vested, converted	—	—
Terminated or resigned	(1,500)	7.99

Total outstanding February 3, 2007	58,500	$7.99

Stock Option Plans

In April 2002, the Company adopted a 2002 Stock Option Plan, which authorizes the grant of up to 333,334 stock options to the Company’s employees—219,225 options under the 2002 stock option plan at exercise prices ranging from $2.75 to $22.40 were outstanding at February 3, 2007. Under the plan, stock options may be granted for the purchase of its Common Stock at an exercise price of not less than 100% of the fair market value at the time of grant as determined by the Board of Directors. The term of each option is also determined by the Board of Directors, but cannot be more than ten years from the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 25% to 33% per year from the date of grant.

On April 23, 2002, the Board of Directors approved the Non-Employee Director Stock Option Plan, which authorized the grant of up to 300,000 common stock options to non-employee members of the Board of Directors—198,500 options at exercise prices ranging from $2.65 to $11.90 were outstanding at February 3, 2007. Under the Plan, options may be granted for the purchase of its Common Stock at an exercise price not less than 100% of the fair market value of a share of Common Stock on the date of grant. Options are exercisable in accordance with the Plan and generally vest at the rate of 33% to 50% per year from the date of grant.

On January 27, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan whereby 500,000 shares would become available to our employees and officers. The 2003 Equity Incentive Plan was approved by the stockholders at our annual meeting of stockholders on July 16, 2003. Under the 2003 Equity Incentive Plan—272,949 options were outstanding at February 3, 2007 with exercise prices ranging from $6.38 to $12.25. Under this plan, 500,000 shares of Common Stock would be available for the settlement of the types of awards permissible under the plan which includes but is not limited to stock options; stock awards; nonvested shares; and performance shares.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Pre-adoption of SFAS No. 123(R)
Outstanding—January 31, 2004	702,150	$4.55
Granted	178,000	11.87
Exercised	(26,897)	4.00
Forfeited	(24,235)	6.30

Outstanding—January 29, 2005	829,018	$6.11
Granted	38,800	8.60
Exercised	(7,833)	3.69
Forfeited	(20,468)	7.32

Outstanding—January 28, 2006	839,517	6.22
Since adoption of SFAS No. 123(R)
Outstanding—January 28, 2006	839,517	$6.22
Granted	7,000	7.79
Exercised	(125,227)	4.11
Forfeited	(30,616)	10.36

Outstanding—February 3, 2007	690,674	6.43	6.1	1,958

Exercisable—February 3, 2007	659,969	6.35	5.9	1,948

Available for grant—February 3, 2007	179,503

Total unrecognized compensation cost for stock options as of February 3, 2007 was $92. The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $8.05 on the last business day for the period ended February 3, 2007. The aggregate intrinsic value of options outstanding during fiscal 2006 is $1,958 and the aggregate intrinsic value of exercisable options is $1,948. Cash proceeds received from the exercise of options for fiscal 2006 was $515. The total intrinsic value of options exercised through February 3, 2007 was $487. The realized tax benefit from stock options and other share-based payments for fiscal 2006 was $0, based on the Company’s election of the “with and without” approach.

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. The Series A Warrants expired on April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At February 3, 2007, Warrants to purchase an aggregate of 208,004 shares common stock were outstanding. Cash proceeds received from the exercise of warrants during fiscal 2006 was $173.

(7)    Earnings per Share

In accordance with SFAS No. 128 “Earnings per Share,” earnings per share–basic was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share–diluted assumes, in addition to the above, the effect of potentially dilutive securities. The dilutive impact of stock options and warrants was calculated using the treasury method.

The reconciliation of earnings per share basic to earnings per share diluted is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net income (loss)	$2,283	$(1,003)	$(200)
Earnings (loss) per share—basic	$0.71	$(0.33)	$(0.07)
Earnings (loss) per share—diluted	$0.67	$(0.33)	$(0.07)
Weighted average common shares outstanding	3,228,457	3,074,034	3,017,284
Dilutive effect of stock options, warrants and restricted stock	187,821	—	—

Weighted average common and common equivalent shares outstanding	3,416,278	3,074,034	3,017,284

Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. Therefore, when the Company reports net income the earnings per share are lower on a diluted basis. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options and warrants are considered anti-dilutive and thus excluded from the earnings per share calculation.

In fiscal 2006, the Company had reported a net income for the period. Options and warrants to purchase 396,654 common shares at prices ranging from $8.00 to 22.40 per share were outstanding at February 3, 2007 but were not included in the calculation of diluted earnings per share in fiscal 2006 because the strike price was greater than the average market price per share during the period.

In fiscal 2005, the Company reported a net loss for the period: therefore, the number of shares outstanding used to calculate basic and diluted earnings per share is the same. Had the Company reported net income in fiscal 2005, the number of diluted shares would have increased by 353,267 shares. Additionally, options to purchase 175,050 common shares at prices ranging from $9.31 to $22.40 per share and warrants to purchase 60,150 common shares at a price of $17.00 per share were outstanding as of January 28, 2006 but were not included in the calculation of diluted earnings per share in fiscal 2005 because the strike price was greater than average market price per share during the period.

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

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Income Taxes

The provisions for income taxes consisted of the following:

	Current	Deferred	Valuation Allowance	Total
Fiscal 2006
Federal	$138	$752	$—	$890
State	124	424	—	548

	$262	$1,176	$—	$1,438

Fiscal 2005
Federal	$—	$(772)	$—	$(772)
State	—	(82)	—	(82)

	$—	$(854)	$—	$(854)

Fiscal 2004
Federal	$129	$(183)	$(37)	$(91)
State	8	(20)	—	(12)

	$137	$(203)	$(37)	$(103)

Income tax expense (benefit) differs from the amounts computed by applying the federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	53 weeks ended February 3, 2007	52 weeks ended January 28, 2006	52 weeks ended January 29, 2005
Statutory federal rate	34.0%	(34.0%)	(34.0%)
Increase (decrease) in income taxes resulting from:
Change in valuation allowance on post emergence deferred tax assets	—	—	(12.2)
State and local income taxes, net of federal income taxes	3.5	(4.4)	(2.5)
Permanent items	1.1	2.3	15.7
Other, net	—	(9.9)	(0.9)

Effective income tax rate	38.6%	(46.0%)	(33.9)%

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of operating loss and alternative minimum tax credit carry forwards along with the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

		February 3, 2007
	Total	Current	Non-Current
Deferred tax assets related to:
Alternative minimum tax credit carry forward	$576	$—	$576
Deferred rent liabilities	742	742	—
Restricted stock	122	—	122
Accrued expenses	2,383	2,383	—
Merchandise inventories	2,366	2,366	—
Fixed assets	1,867	—	1,867
Net operating loss carry forwards
Federal NOL	2,841	—	2,841
State NOL	523	—	523

Total deferred tax assets	11,420	5,491	5,929
Deferred tax liabilities	—	—	—

Deferred tax asset, net	$11,420	$5,491	$5,929

		January 28, 2006
	Total	Current	Non-Current
Deferred tax assets related to:
Alternative minimum tax credit carry forward	$439	$	$439
Deferred rent liabilities	623	156	467
Restricted stock	20	20	—
Accrued expenses	1,284	1,133	151
Merchandise inventories	2,453	2,453	—
Fixed assets	1,206	—	1,206
Net operating loss carry forwards
Federal NOL	5,420	—	5,420
State NOL	1,186	—	1,186

Total deferred tax assets	12,631	3,762	8,869
Deferred tax liabilities	34	34	—

Deferred tax asset, net	$12,597	$3,728	$8,869

In assessing the realizability of deferred tax assets, the Company considers whether or not it is more likely than not that some portion of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At February 3, 2007, the Company has determined that based upon the evidence that it is more likely than not that the remaining net deferred tax assets will be realized. As a result, the Company has not recorded a valuation allowance on its deferred tax assets as of February 3, 2007.

At February 3, 2007, the Company has net operating loss (“NOL”) carry forwards for federal and state tax purposes of approximately $8,357 and $792, respectively, which will expire from 2020 to 2026. In addition to the

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOL carry forwards, the Company also has Alternative Minimum Tax carry forwards of $576, which have no expiration. The utilization of NOL carry forwards may be significantly limited by future events related to direct and/or indirect ownership changes of the Company. This determination has not yet occurred.

(9)    Employee Benefit Plans

Incentive Savings Plan

The Incentive Savings Plan (the “ISP Plan”) is a defined contribution plan sponsored by the Company for all eligible employees. Participants in the ISP Plan may elect to have compensation deferred by up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“IRC”) Sections 401(k), 402(g), 404 and 415, as defined in the ISP Plan. Additional amendments were made to the ISP Plan January 31, 2005 which changed the eligibility requirements, set a participant maximum contribution of income at 50% of the employee’s pre-tax annual salary and allows for eligible participants age 50 years and over to defer an additional $4,000 to the ISP Plan. In fiscal 2006, an amendment was made to allow eligible participants age 50 years and over to defer an additional $5,000 to the ISP Plan. The Company makes discretionary matching contributions to the ISP Plan at the rate of 33% of the first 6% of the participant's contribution. In fiscal 2006, the Company’s discretionary matching contributions to the ISP Plan were $234 compared to $235 in fiscal 2005 and $207 in fiscal 2004. The ISP Plan also allows for a discretionary base contribution to be made by the Company only if the Company has current or accumulated net profits. No discretionary base contributions have been made by the Company to date.

Deferred Compensation Plan

In January 2003, the Company’s Board of Directors approved a Supplemental Incentive Savings Plan (the “Supplemental Plan”). The Supplemental Plan is intended to be an un-funded deferred compensation arrangement for a select group of management or highly compensated employees. The Supplemental Plan is intended to restore eligible participants the benefits to which they would have been entitled under the Company’s ISP Plan but were limited because of Internal Revenue Code rules and regulations. Contributions to the plan for fiscal 2006, fiscal 2005 and fiscal 2004 were $5, $7, and $15, respectively.

(10)    Fair Value of Financial Instruments

The Company’s financial instruments at February 3, 2007 and January 28, 2006 include accounts payable and debt. The Company has assumed that the carrying value of trade accounts payable approximates fair value because of the short period in which these liabilities are settled. The Company believes the carrying value of the debt approximates fair value due to the variable rate of interest on this instrument. The Company does not have any financial instruments whose carrying value materially differ from fair value.

(11)    New Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that adoption of SFAS No. 159 will have a material effect on its consolidated balance sheets, statement of operations and cash flows.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006.

The Company’s evaluation of SAB No. 108 has resulted in a $608 pretax adjustment which increased fourth quarter fiscal 2006 rent expense. The adjustment is the result of the Company’s accounting convention whereby rent expense has historically been expensed on a calendar month basis rather than on a fiscal month basis. The Company selected this convention due to the fact that the accounting periods follow the National Retail Federation Retail Calendar. While on an annual basis the Company effectively recognizes 12 months of expense, a number of days worth of rent expense may lag at either the beginning or end of the year. As such, fiscal 2005 rent was overstated by $305, three days of rent, and an adjustment has been made to fiscal 2006 opening retained earnings. Prior to SAB No. 108, the $305 was considered to be immaterial. Additionally, the current year pretax impact was $303, three days of rent, which is reflected as expense and a reduction of prepaid rent.

In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated balance sheets, statement of operations and cash flows.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that adopting FIN 48 will not have a material effect on its consolidated balance sheets, statement of operations and cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value added taxes and some excise taxes. The EITF concluded that the presentation of these taxes on either gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision which should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes from revenue—net basis. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006. The Company expects the adoption of EITF Issue No. 06-3 will have no impact on our future consolidated balance sheets, statement of operations or cash flows.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Related-party Transactions

Related-party transactions are those between the Company and shareholders with an ownership interest of greater than 10%. The Company did not have transactions with related parties (as defined) during either fiscal 2006 or fiscal 2005. During fiscal 2004 there was one vendor that qualified as a related party. Purchases in fiscal 2004 were $4,029.

(13) Contingencies

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

From time to time the Company is named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of these matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company was not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. During fiscal 2005, the Company recorded a $500 reserve with respect to these matters. Upon further evaluation of the matter, the Company reduced the reserve by $100 during fiscal 2006. Although the outcome cannot be predicted with certainty, the Company believes the current reserve of $400 is adequate.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any other material existing or threatening litigation to which it is or may be a party.

FACTORY CARD OUTLET CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Quarterly Financial Information (unaudited)

Following is a summary of unaudited quarterly information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:	13 weeks ended April 29, 2006	13 weeks ended July 29, 2006	13weeks ended October 28, 2006	14 weeks ended February 3, 2007
Total sales	$56,972	$66,343	$57,084	63,833
Cost of Sales	36,698	40,725	36,174	40,914
Gross profit	20,274	25,618	20,910	22,919
Selling, general and administrative expenses	18,990	21,467	19,882	21,535
Depreciation	781	798	835	857
Interest expense	300	165	239	151
Income (loss) before income taxes	203	3,188	(46)	376
Income tax expense (benefit)	91	1,248	(29)	128
Net income (loss)	$112	$1,940	$(17)	248
Earnings (loss) per share—basic	$0.04	$0.60	$(0.01)	$0.08
Earnings (loss) per share—diluted	$0.03	$0.57	$(0.01)	$0.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:	13 weeks ended April 30, 2005	13 weeks ended July 30, 2005	13 weeks ended October 29, 2005	13 weeks ended January 28, 2006
Total sales	$55,738	$62,896	$56,240	$58,257
Cost of sales, including greeting card write-down	35,439	39,574	36,116	38,249
Gross profit	20,299	23,322	20,124	20,008
Selling, general and administrative expenses	18,939	20,741	21,093	21,201
Depreciation	581	675	749	827
Interest expense	169	128	251	256
Income (loss) before income taxes`	610	1,778	(1,969)	(2,276)
Income tax expense (benefit)	246	761	(762)	(1,099)
Net income (loss)	$364	$1,017	$(1,207)	$(1,177)
Earnings (loss) per share—basic	$0.12	$0.33	$(0.39)	$(0.38)
Earnings (loss) per share—diluted	$0.10	$0.30	$(0.39)	$(0.38)

The Company’s business is highly seasonal, with operating results varying from quarter to quarter. It has historically experienced higher sales during the second and fourth quarters primarily due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	February 3, 2007	January 28, 2006
A S S E T S
Investment in subsidiary	$31,834	$28,304

Total assets	$31,884	$28,304

S T O C K H O L D E R S’ E Q U I T Y
Common stock, $0.01 par value. Voting class-authorized 10,000,000 shares: 3,353,454 and 3,138,252 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	$33	$31
Unearned restricted stock awards	—	(142)
Additional paid-in capital	26,562	25,714
Accumulated earnings	5,289	2,701

Total stockholders’ equity	$31,884	$28,304

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	For the 53 weeks ended February 3, 2007	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005
Equity in net income (loss) of subsidiary	$2,283	$(1,003)	$(200)

Net income (loss)	$2,283	$(1,003)	$(200)

See accompanying notes to condensed financial information.

Schedule I

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF FACTORY CARD & PARTY OUTLET CORP.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the 53 weeks ended February 3, 2007	For the 52 weeks ended January 28, 2006	For the 52 weeks ended January 29, 2005
Cash flows from operating activities:
Net income (loss)	$2,283	$(1,003)	$(200)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Amortization of deferred compensation	—	175	127
Stock compensation	304	—	—
(Increase) decrease in investment in subsidiary	(3,275)	794	(10,926)
Tax benefit of pre-confirmation operating losses	—	—	10,851

Net cash flows from operating activities	(688)	(34)	(148)

Cash flows from investing activities:

Net cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash received from exercise of management stock options and warrants	688	34	148

Net cash flows from financing activities	688	34	148

Net increase (decrease) in cash	—	—	—
Cash at end of period	$—	$—	$—

See accompanying notes to condensed financial information.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL INFORMATION OF FACTORY CARD &

PARTY OUTLET CORP.

(Dollar amounts in thousands)

(1)    Basis of Accounting

The condensed financial information of Factory Card & Party Outlet Corp. (“the Company”) has been prepared pursuant to Securities and Exchange Commission rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Factory Card & Party Outlet Corp. and Subsidiary as of February 3, 2007, January 28, 2006 and January 29, 2005. The Company’s Condensed Financial Information has been prepared on an unconsolidated basis. The Company’s investment in subsidiary is recorded on the equity basis. Due to the fact that there are certain restrictions on the Company’s assets and the Company has guaranteed the Loan Agreement between our subsidiary and Wells Fargo Retail Finance, LLC, the Company is required to file Condensed Financial Information of Factory Card & Party Outlet Corp.

(2)    Guarantees

The Company has guaranteed the credit and debt agreements between its subsidiary and various lenders. For information related to the agreements, see Note 3 of the Notes to Consolidated Financial Statements.

S-4