Form 10-Q
period 2007-05-05
FACTORY CARD & PARTY OUTLET CORP
filed 2007-06-19
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 5, 2007

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

The number of shares of the Registrant's Common Stock outstanding as of May 31, 2007 was 3,377,243.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended May 5, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	May 5, 2007	February 3, 2007
ASSETS

Current assets:
Cash	$195	$446
Merchandise inventories, net	47,305	45,130
Prepaid rent	2,712	2,994
Prepaid expenses and other assets	1,598	1,511
Deferred tax asset, net	5,491	5,491

Total current assets	57,301	55,572

Fixed assets, net	9,055	9,400
Intangible assets, net	135	—
Other assets	127	131
Deferred tax asset, net	6,400	5,929

Total assets	$73,018	$71,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$11,245	$8,731
Accounts payable	19,156	16,908
Accrued expenses:
Payroll and other compensation	3,703	6,430
Insurance	1,375	1,205
Taxes	910	1,064
Other	3,315	2,896
Capital lease obligations	—	1

Total current liabilities	39,704	37,235

Deferred rent liabilities	1,905	1,913

Total liabilities	41,609	39,148

Stockholders’ equity	31,409	31,884

Total liabilities and stockholders’ equity	$73,018	$71,032

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three months ended May 5, 2007	Three months ended April 29, 2006
Net sales	$57,184	$56,972
Cost of sales	36,566	36,698

Gross profit	20,618	20,274

Selling, general and administrative expenses	20,787	18,990
Depreciation expense	759	781
Interest expense	203	300

Income(loss) before income taxes	(1,131)	203
Income taxes	(471)	91

Net income(loss)	$(660)	$112

Earnings(loss) per share:
Net income(loss) per share - basic	$(0.20)	$0.04

Weighted average shares outstanding – basic	3,290,301	3,127,368

Net income(loss) per share – diluted	$(0.20)	$0.03

Weighted average shares outstanding – diluted	3,290,301	3,328,052

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the three months ended May 5, 2007	For the three months ended April 29, 2006
Cash flows provided by (used in) operating activities:
Net income(loss)	$(660)	$112
Adjustments to reconcile net income(loss) to net cash flows from operating activities:
Depreciation expense	759	781
Deferred taxes	(471)	91
Stock Compensation	47	161
Loss on disposal of fixed assets	10	—
Amortization of deferred financing costs	4	5
Changes in assets and liabilities:
Merchandise inventories, net	(2,175)	1,232
Prepaid expenses and other assets	278	(207)
Accounts payable	2,248	1,724
Accrued expenses	(2,292)	311
Deferred rent obligation	(8)	(16)

Net cash flows provided by (used in) operating activities	(2,260)	4,194

Net cash flows used in investing activities – purchase of fixed and intangible assets	(559)	(878)

Cash flows from financing activities:
Borrowings - line of credit	61,880	55,549
Repayments - line of credit	(59,366)	(59,253)
Payment of capital lease obligations	(1)	(3)
Cash received from exercise of stock options and warrants	55	395

Net cash flows provided by (used in) financing activities	2,568	(3,312)

Net increase (decrease) in cash	(251)	4
Cash at beginning of period	446	196

Cash at end of period	$195	$200

Supplemental cash flow information:
Interest paid	$233	$340
Alternative minimum taxes paid	102	—
Supplemental schedule of non-cash financing activities:
Proceeds due from exercise of stock options	83	—

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

Basis of Presentation and Organization

As of May 5, 2007, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 185 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise, and other special occasion merchandise.

The Company’s fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2007 is the 52 week period February 4, 2007 to February 2, 2008. Fiscal 2006 is the 53 week period January 29, 2006 to February 3, 2007.

The condensed consolidated unaudited financial statements include the accounts of Factory Card & Party Outlet Corp. and its wholly owned subsidiary, Factory Card Outlet of America Ltd. These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended February 3, 2007 included in the Company’s Annual Report on Form 10-K. The operating results for the interim periods are not necessarily indicative of the results for the year. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim financial statements.

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

(2)	Significant Accounting Policies

Revenue Recognition

Revenues include the selling price of party goods sold, net of returns and discounts, and are recognized at the point of sale. The Company estimates returns based upon historical return rates and such amounts have not been significant.

Per Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation)” (“EITF No. 06-3”), the Company’s policy is to record revenue net of related sales, use or value added taxes – net basis.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. The Company has entered into agreements with certain vendors and at May 5, 2007 the Company’s purchase commitments are $3.5 million.

At May 5, 2007 and February 3, 2007, the Company had reserves of $1,436 and $1,383 respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays.

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

During the first quarter of fiscal 2007, the Company capitalized a non-compete agreement with a competitor as an intangible asset. This agreement has a 10 year term, but will be amortized straight-line over 9.2 years, concurrent with the lease term of our store located within the geographic scope of the non-compete agreement. It is recorded as the intangible asset on the accompanying condensed consolidated balance sheet. The gross carrying amount is $135 and the aggregate amortization for the three months ended May 5, 2007 was $0.

Estimated future amortization expense:
For the year ended February 2, 2008	$11
For the year ended January 31, 2009	15
For the year ended January 30, 2010	15
For the year ended January 29, 2011	15
For the year ended January 28, 2012	15
Thereafter	64

Total Amortization	135

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

The Company evaluated its long-lived assets in the current fiscal quarter. Based on current and projected performance, the Company has not recorded a fixed asset impairment for the three months ended May 5, 2007 or for the three months ended April 29, 2006. The Company believes the carrying value of the assets is appropriate.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

The Company receives vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. The Company’s accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Total consideration received from vendors was $1,272 and $1,658 for the three months ending May 5, 2007 and April 29, 2006, respectively. Advertising cooperative payments received for the three months ending May 5, 2007 and April, 29, 2006 were $102 and $98, respectively.

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized. There are no valuation allowances on the Company’s deferred tax assets as of May 5, 2007 or February 3, 2007. The Company paid alternative minimum tax of $102 during the three months ended May 5, 2007 due to its estimate of fiscal 2006 taxable income.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on February 3, 2007. At the adoption date and as of May 5, 2007, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continuing operations, or net loss were required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are 2003 to 2005, which statutes expire in 2007 to 2009, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three months ended May 5, 2007.

(3)	Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). At May 5, 2007, the Loan Agreement, which is a line of credit, provided $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008.

Borrowings under the facility are limited by a percentage of inventory levels. At May 5, 2007, the weighted average interest rate on the Company’s borrowings was 8.01%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

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

The Company conducts all of its activities using leased premises. Stores and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense was $16 and $26 for the three months ended at May 5, 2007 and April 29, 2006, respectively. Rent expenses, excluding real estate taxes, insurance, common area maintenance, charged to operations under operating leases for the three months ended May 5, 2007 and April 29, 2006 were $7,412, and $7,269, respectively.

(5)	Stock-Based Compensation

Compensation expense is recognized only for share-based payments expected to vest. The shares granted in fiscal 2006 and fiscal 2007 had a vesting period of three years and a contractual life of 10 years. All non-performance based share awards issued by the Company have graded vesting schedules of three to four years. The Company recognizes stock based compensation expense on a straight-line basis for awards with graded vesting. Specific information for the various stock plans is included in Note 6 “Stockholder’s Equity.”

Stock Option Plans

Stock option activity for the three months ended May 5, 2007 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding – February 3, 2007	690,674	$6.43
Granted	40,000	11.52
Exercised	(25,523)	5.42
Forfeited	(1,300)	6.85

Outstanding – May 5, 2007	703,851	6.75	5.9	$4,064

Exercisable – May 5, 2007	633,579	6.39	5.6	$3,894

Available for grant – May 5, 2007	144,603

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Stock-Based Compensation Valuation Assumptions:	Fiscal 2007 Grants	Fiscal 2006 Grants	Pre-Fiscal 2006 Grants
Risk-free interest rate	4.69%	4.56%–4.99%	3.39%–4.73%
Expected dividend yield	0%	0%	0%
Expected price volatility	47%	50%	50%
Expected life of non-qualified stock options (years)	6.0	6.0	6.0–10.0
Weighted average grant date fair value	$5.93	$4.07	$3.35

The Company recognized stock-based compensation expense of $18 and $94 for the three months ended May 5, 2007 and April 29, 2006, respectively. This expense is included in selling, general and administrative expenses.

Total unrecognized compensation cost for stock options as of May 5, 2007 was $311. The aggregate intrinsic value of options outstanding at May 5, 2007 is $4,064 and the aggregate intrinsic value of exercisable options is $3,894. Proceeds received and receivable from the exercise of options for the three months ended May 5, 2007 and April 29, 2006 was $138 and $209, respectively. The total intrinsic value of options exercised through May 5, 2007 was $139. Based on the Company’s election of the “with and without” approach, the realized tax benefit from stock options for the three months ended May 5, 2007 was $0.

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,376,677 common shares were outstanding at May 5, 2007.

Nonvested Stock

A summary of the nonvested stock activity during the three months ended May 5, 2007 is summarized in the table below:

Nonvested Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at February 3, 2007	11,500	$7.92
Granted to employees	9,200	9.20
Vested, converted	(3,169)	7.64
Terminated or resigned	—	—

Total outstanding, October 28, 2006	17,351	$8.64

Total nonvested pre-tax stock compensation expense for the three months ended May 5, 2007 and April 29, 2006 was $29 and $27, respectively. Total unrecognized compensation cost at May 5, 2007 for the Company’s nonvested stock is $125, which will be recognized over the weighted average period of the next 1.9 years.

In February 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain employees of the Company. A total of 5,700 shares were awarded which vest ratably over 3 years. Expense recognized for this plan for the three months ended May 5, 2007 was $4.

In March 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain employees of the Company. A total of 1,000 shares were awarded which vest ratably over 3 years. Expense recognized for this plan for the three months ended May 5, 2007 was $0.

In April 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to an officer of the Company. A total of 2,500 shares were awarded which vests ratably over 3 years. Expense recognized for this plan for the three months ended May 5, 2007 was $0.

Nonvested Performance-Based Stock

On January 31, 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99 per share. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009. During the first three quarters of fiscal 2006 the ratable portion of the expense (straight-line over the performance term) was included in the results of operations, however, based on management’s fourth quarter fiscal 2006 assessment of progress towards the return on invested capital goal, the cumulative expense was reversed, making the full year fiscal 2006 pre-tax expense for this award $0.

Pretax expense recognized for this award for the three months ended May 5, 2007 and April 29, 2006 was $0 and $40, respectively. Based on the guidance set forth in SFAS 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations. Total unrecognized compensation cost of nonvested performance-based stock at May 5, 2007 was $376, which will not be recognized over the next 1.8 years, unless the aforementioned performance conditions become achievable. Based on the present evaluation, the Company cannot conclude that the targets as originally contemplated will be achieved.

A summary of the nonvested performance-based stock activity during the three months ended May 5, 2007 is summarized in the table below:

Nonvested Performance-Based Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at February 3, 2007	58,500	$7.99
Granted to employees	500	8.41
Vested, converted	—	—
Terminated or resigned	(12,000)	7.99

Total outstanding, May 5, 2007	47,000	$7.99

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. The Series A Warrants expired on April

9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At May 5, 2007, Warrants to purchase an aggregate of 208,004 shares common stock were outstanding. Cash proceeds received from the exercise of warrants for the three months ended May 5, 2007 and April 29, 2006 was $0 and $186, respectively.

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

The reconciliation of earnings(loss) per share- basic to earnings(loss) per share—diluted for the three months ended May 5, 2007 and April 29, 2006 is as follows (in thousands, except per share amounts):

	For the three months ended May 5, 2007	For the three months ended April 29, 2006
Net income(loss)	$(660)	$112
Earnings(loss) per share – basic	$(0.20)	$0.04
Earnings(loss) per share – diluted	$(0.20)	$0.03
Weighted average shares outstanding—basic	3,290,301	3,127,368
Dilutive effect of stock options, warrants and restricted stock	—	200,684

Weighted average shares outstanding—diluted	3,290,301	3,328,052

Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted loss per share. Therefore, the Company’s loss per share for the three months ended May 5, 2007 is the same amount on a basic and diluted basis. Had the Company reported net income for the three months ended May 5, 2007 the dilutive effect of stock options and warrants would have been 240,740 shares.

Options and warrants to purchase 266,000 common shares at prices ranging from $8.30 to $22.40 per share as of April 29, 2006 but were not considered in the calculation of diluted earnings per share for the three months ended April 29, 2006 because the strike price was greater than the average market price per share during the period.

(7)	Legal Proceedings

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

The Company is from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company is not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Based on its best estimate of probable loss, a $400 reserve is recorded in accrued expenses as of May 5, 2007.

As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which we are or may be a party.

(8)	Reclassifications

Certain items in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands)

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

Our fiscal years end on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2006 is the 53 week period January 29, 2006 to February 3, 2007. Fiscal 2005 is the 52 week period January 30, 2005 to January 28, 2006. The following table summarizes store opening and closing activity during the three months of fiscal 2007.

	For the three months ended
	May 5, 2007	April 29, 2006
Beginning of period	187	188
Openings	—	5
Closings	(2)	(1)

End of period	185	192

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. During the third quarter of fiscal 2006, we negotiated with Hallmark to procure greeting cards at favorable costs. These purchases have positively impacted our greeting card margins during the quarter. We anticipate the sell-through of this product will continue to positively impact our greeting card gross margin rate for the next three to six months. We are currently in discussions with several greeting card vendors with respect to a formal long-term supply agreement.

Party Supply Agreement

On January 26, 2006, we entered into a definitive agreement with Amscan Holdings, Inc. to be our exclusive supplier of solid color paper tableware products. In conjunction with the agreement, Amscan ships all sourced merchandise to our centralized distribution center. The agreement also provides that the ownership of merchandise will not transfer to us until the goods are shipped out of our distribution center.

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

Per Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation)” (“EITF No. 06-3”), our policy is to record revenue net of related sales, use or value added taxes – net basis.

While our product offerings can be differentiated among the various categories (i.e. cards, candy, gift wrap, etc.), we deem the products to be similar in nature and therefore does not present the categories as “segments” as per the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”).

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At May 5, 2007, and February 3, 2007, we had reserves of $1,436 and $1,383, respectively.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Total consideration received from vendors was $1,272 and $1,658 for the three months ending May 5, 2007 and April 29, 2006, respectively. Advertising cooperative payments received for the three months ending May 5, 2007 and April, 29, 2006 were $102 and $98, respectively.

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

During the first quarter of fiscal 2007, we acquired a non-compete agreement from a competitor. This agreement has a 10 year term, but will be amortized straight-line over 9.2 years concurrent with the lease term of our store located with the geographic scope of the non-compete agreement. The non-compete agreement is recorded as an intangible asset on the accompanying condensed consolidated balance sheet. The gross carrying amount is $135 and the aggregate amortization for the three months ended May 5, 2007 was $0.

Estimated future amortization expense:
For the year ended February 2, 2008	$11
For the year ended January 31, 2009	15
For the year ended January 30, 2010	15
For the year ended January 29, 2011	15
For the year ended January 28, 2012	15
Thereafter	64

Total Amortization	135

We evaluate long-lived assets in accordance with SFAS No. 144: “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The fair market value of assets is determined primarily by market prices of similar assets at the stores.

We have evaluated our long-lived assets in the current fiscal year. Based on current and projected performance there were no fixed asset impairments recognized in first quarter this year. We believe the carrying value of the assets is appropriate.

Results of Operations

The following table sets forth, for the periods indicated selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended May 5, 2007	Three months ended April 29, 2006
Net sales	100.0%	100.0%
Cost of sales	63.9	64.4

Gross profit	36.1	35.6
Selling, general and administrative expenses	36.4	33.3
Depreciation expense	1.3	1.4
Interest expense	0.4	0.5

Income (loss) before income taxes	(2.0)	0.4
Income taxes	(0.8)	0.2

Net income (loss)	(1.2)%	0.2%

Number of stores open at end of period	185	192

Three Months Ended May 5, 2007 and April 29, 2006

Net Sales. Net sales increased $212 or 0.4% to $57,184 for the three months ended May 5, 2007 (“first quarter of fiscal 2007”) from $56,972 for the three months ended April 29, 2006 (“first quarter of fiscal 2006”). The increase is primarily the result of new store sales, offset by a 1.2% comparable store sales decline for the first quarter of fiscal 2007. This comparable store sales decline for the first quarter of fiscal 2007 was primarily the result of fiscal February when we experienced a comparable store sales decline of 7.4%, due to poor weather and weather-related store closures. Sales in both March and April helped to partially offset February’s comparable store sales decline. During the first quarter of fiscal 2007 we experienced comparable store sales improvement in our party, seasonal and gift wrap categories while experiencing declines in cards, candy and the other categories. On both a total store count and weighted average basis, we operated fewer stores in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 with the weighted average number of stores being 187 and 190, respectively. Comparable store sales are defined as sales from those stores open for at least one full year.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit increased $344 or 1.7%, to $20,618 for the first quarter of fiscal 2007 from $20,274 for the first quarter of fiscal 2006. The increase is primarily attributable to improved gross margin in the card, seasonal and party categories. Declines in the other product categories did somewhat offset these improvements, along with other expenses including store occupancy costs, which increased $267 or 3.1% as we continue to renew existing store leases. Due both to rising fuel costs and continued direction towards a more centralized distribution model, our freight and distribution costs increased $423. Gross profit as a percent of net sales, excluding store occupancy costs, increased 88 basis points from the first quarter of fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $1,797 or 9.5% to $20,787 for the first quarter of fiscal 2007 from $18,990 for the first quarter of fiscal 2006. Major contributors to the increase are the following:

•

Store related expenses, increased $241 or 2.0%. We managed store payroll more effectively in the first quarter of fiscal 2007 driving it down 0.7% from the first quarter of fiscal 2006. The savings was offset both by cost of our remodeling initiative, as we remodeled six stores during the first quarter of fiscal 2007 compared to zero in the first quarter of fiscal 2006, and also rising operating expenses such as utilities, credit card fees, and supplies.

•

Net advertising expense increased approximately $842 or 47.5% due primarily to increased direct mail costs associated with a greater number of mailings distributed in the first quarter of fiscal 2007 than in the first quarter of fiscal 2006. Approximately half of this increase related to Mother’s Day-themed advertising that we incurred in fiscal April 2007, due to the fiscal 2007 quarter-end occurring closer to Mother’s Day than in the first quarter of fiscal 2006.

•

Other corporate expenses increased approximately $714 or 14.2% as we incurred $531 of expense related to a senior management reorganization and $103 in investment banker costs associated with our exploration of strategic alternatives. These costs were somewhat offset by a $114 decrease in stock compensation expense.

As a percentage of net sales, selling, general and administrative expenses were 36.4% in the first quarter of fiscal 2007 compared to 33.3% in the first quarter of fiscal 2006.

Depreciation expense. Depreciation expense was $759 in the first quarter of fiscal 2007 compared to $781 in the first quarter of fiscal 2006. The decrease can be attributed to the fact that we had fewer fixed assets as we have seven fewer stores since the first quarter of fiscal year 2006.

Interest Expense. Interest expense was $203 in the first quarter of fiscal 2007 compared to $300 in the first quarter of fiscal 2006. The decrease resulted from lower average borrowing levels.

Income Taxes. Income tax benefit was $471 in the first quarter of fiscal 2007 compared to income tax expense of $91 in the first quarter of fiscal 2006. The decrease is a function of loss in the first quarter of fiscal 2007 compared to a gain in the first quarter of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes, with the exception of alternative minimum taxes.

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

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2007	Fiscal 2006
	Three months ended May 5, 2007	Three months ended April 29, 2006
Cash flows provided by (used in) operating activities	$(2,260)	$4,194

Cash flows (used in) investing activities	$(559)	$(878)

Cash flows provided by (used in) financing activities	$2,568	$(3,312)

At May 5, 2007 our working capital was $17,597. Net cash used by operating activities for the three months ended May 5, 2007 was $2,260 compared to cash provided by operating activities of $4,149 for the three months ended April 29, 2006. The decrease in cash flows from operating activities can be attributed to the first quarter of fiscal 2007 net loss versus income during the first quarter of 2006 income and the related impact on the deferred tax asset as well as to increases in inventory levels and pay downs of accruals which were primarily payroll and payroll-related costs.

Net cash used in investing activities for the three months ended May 5, 2007 and the three months ended April 29, 2006 was $559 and $878, respectively. Net cash used in investing activities during the three months ended May 5, 2007 included $218 for store remodel fixtures and leasehold improvements, $157 was used on other store improvements, $135 was used to acquire a non-compete agreement, and $49 was used to acquire computer software and equipment. The 2007 investing cost is comparable to the three months ended April 29, 2006 when we acquired approximately $577 of new store fixtures, along with warehouse and distribution center equipment totaling $277, and computer equipment and software costing $24.

Net cash provided by financing activities for the three months ended May 5, 2007 was $2,568 compared to $3,312 of net cash used in the three months ended April 29, 2006. Fluctuations are attributable mostly to the level of borrowings which were higher than the first quarter last year due to increased inventory and paydowns of our accrued expenses. Additionally, we received less cash from the exercise of stock options and warrants - $55 in the three months ended May 5, 2007 compared to $395 in the three months ended April 29, 2006.

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

As of May 5, 2007, we had $11,245 in borrowings outstanding under the Loan Agreement and had utilized approximately $2,662 to issue letters of credit. As of June 4, 2007, we had $3,785 in borrowings outstanding under the Loan Agreement, utilized approximately $3,708 to issue letters of credit and had $18,583 available for future cash borrowings.

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

To facilitate an understanding of our contractual obligations as of May 5, 2007, the following data is provided which summarizes future payments:

	Payments due by Period (dollar amounts in millions)
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (1) (including current portion)	$11.2	$11.2	$—	$—	$—

Operating Leases(2)(3)	133.7	27.6	42.8	29.1	34.2

Inventory Purchase Commitments (including open purchase orders)	16.9	14.2	2.7	—	—

Total	$161.8	$53.0	$45.5	$29.1	$34.2

(1)	Interest payments are excluded from total.
(2)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the three months ended May 5, 2007 and the three months ended April 29, 2006 totaled $2.2 million and $2.2 million, respectively.
(3)	Includes lease renewal of headquarters / distribution center in Naperville, IL through 2018.

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

Seasonality

Our business is highly seasonal, with operating results varying from quarter to quarter. We historically have experienced higher sales during the second and fourth fiscal quarters due to increased demand by customers for our products attributable to special occasions and holiday seasons during these periods. Our fiscal 2007 quarters are defined as follows: first fiscal quarter is February 4, 2007 to May 5, 2007, second fiscal quarter is May 6, 2007 to August 4, 2007, third fiscal quarter is August 5, 2007 to November 3, 2007 and fourth fiscal quarter is November 4, 2007 to February 2, 2008. Our fiscal year ends on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2007 is a 52-week period while fiscal 2006 was a 53-week period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from changes in interest rates. As of May 5, 2007, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the three months ended May 5, 2007 would not have had a material impact on our financial position or results of operations.

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

As of June 4, 2007 and as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended May 5, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we are not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Based on our best estimate of probable loss, a $400 reserve is recorded in accrued expenses as of May 5, 2007.

As of the date of this Quarterly Report on Form 10-Q, we are not aware of any other material existing or threatening litigation to which we are or may be a party.

Item 1A.	Risk Factors

Except as set forth below, we have not identified any material changes from risk factors as previously disclosed in Form 10-K filed on April 20, 2007. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are currently in discussions with Hallmark and other vendors with respect to the supply of greeting cards. Although we are managing our greeting card program through our distribution center utilizing inventory currently in our supply chain, our failure to secure sourcing of greeting cards on terms acceptable to us could adversely affect our ability to compete and our financial performance.

We have announced our intent to explore strategic alternatives, but no transaction may occur. Also, if one is undertaken, we cannot be certain of its potential terms or timing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5(13)	Amendment to Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated June 27, 2006.

3.6(18)	Waiver of Certain Provisions of Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated February 16, 2007.

4.1(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2(2)	Form of New Management Warrant, dated April 9, 2002.

4.3(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.17(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.18(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.19(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.20(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.21(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.22(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.23(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.24(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.25(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.26(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.27(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.28(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.29(12)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.30(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a New York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

10.31(15)	Industrial Building Lease dated October 28, 1996 between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.32(15)	Lease Amendment dated as of January 31, 1998 by and between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.33(15)	Second Lease Amendment dated as of November 30, 2006 by and between CJF1 LLC and Factory Card Outlet of America Ltd.

10.34(16)	Separation Agreement of Jarett A. Misch, Vice President / Controller / Chief Accounting Officer, dated as of February 16, 2007

10.35(19)	Employment Agreement dated as of December 24, 2004, and Amendment to Employment Agreement dated as of December 9, 2005 between Factory Card Outlet of America, Ltd. and Michael Perri,

16.1(17)	Letter on change in certifying accountant, dated as of October 23, 2006.

21	Subsidiaries of the Company.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 19, 2006.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 28, 2006.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 7, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 20, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 26, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 16, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: June 14, 2007	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: June 14, 2007	By:	/s/ Timothy J. Benson
Timothy J. Benson
Vice President, Treasurer and Chief Financial Officer
[Principal Accounting Officer]