Form 10-Q
period 2007-08-04
FACTORY CARD & PARTY OUTLET CORP
filed 2007-09-18
CIK 1024441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 4, 2007

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

The number of shares of the Registrant's Common Stock outstanding as of August 31, 2007 was 3,383,117.

Factory Card & Party Outlet Corp.

Form 10-Q

For the Quarter Ended August 4, 2007

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	ability to meet sales plans;

•	weather and economic conditions;

•	results of our exploration of strategic alternatives;

•	dependence on key personnel;

•	competition and industry consolidation;

•	ability to maintain compliance with bank covenants

•	ability to anticipate merchandise trends and consumer demand;

•	ability to maintain relationships with suppliers;

•	successful implementation of information systems;

•	successful handling of merchandise logistics;

•	inventory shrinkage;

•	ability to meet future capital needs;

•	seasonality of business;

•	disruption with our imported product;

•	vendor performance;

•	political unrest;

•	consumer confidence and consumer spending;

•	availability of retail store space on reasonable lease terms;

•	adverse developments with respect to litigation;

•	changes in accounting policies and practices;

•	governmental regulations; and

•	other factors both referenced and not referenced in this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollar amounts in thousands)

	August 4, 2007	February 3, 2007
ASSETS
Current assets:
Cash	$493	$446
Merchandise inventories, net	46,097	45,130
Prepaid rent	2,628	2,994
Prepaid expenses and other assets	1,410	1,511
Deferred tax asset, net	5,491	5,491

Total current assets	56,119	55,572

Fixed assets, net	9,422	9,400
Intangible assets, net	131	—
Other assets	123	131
Deferred tax asset, net	4,739	5,929

Total assets	$70,534	$71,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,742	$8,731
Accounts payable	16,788	16,908
Accrued expenses:
Payroll and other compensation	4,814	6,430
Insurance	1,427	1,205
Taxes	789	1,064
Other	3,054	2,896
Capital lease obligations	—	1

Total current liabilities	34,614	37,235

Deferred rent liabilities	2,068	1,913

Total liabilities	36,682	39,148

Stockholders’ equity	33,852	31,884

Total liabilities and stockholders’ equity	$70,534	$71,032

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
Net sales	$62,821	$66,343	$120,005	$123,315
Cost of sales	37,871	40,725	74,437	77,423

Gross profit	24,950	25,618	45,568	45,892
Selling, general and administrative expenses	20,040	21,467	40,827	40,457
Depreciation expense	773	798	1,532	1,579
Interest expense	130	165	333	465

Income before income taxes	4,007	3,188	2,876	3,391
Income taxes	1,661	1,248	1,190	1,339

Net income	$2,346	$1,940	$1,686	$2,052

Earnings per share:
Net income per share – basic	$0.71	$0.60	$0.51	$0.65

Weighted average shares outstanding – basic	3,318,898	3,230,436	3,304,600	3,178,761

Net income per share – diluted	$0.65	$0.57	$0.47	$0.61

Weighted average shares outstanding – diluted	3,613,292	3,427,688	3,579,139	3,380,358

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	For the six months ended August 4, 2007	For the six months ended July 29, 2006
Cash flows from operating activities:
Net income	$1,686	$2,052
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization expense	1,532	1,579
Deferred taxes	1,190	1,339
Stock compensation	98	293
Loss on disposal of fixed assets	10	9
Amortization of deferred financing costs	8	9
Impairment charge on fixed assets	132	88
Changes in assets and liabilities:
Merchandise inventories, net	(967)	3,448
Prepaid expenses and other assets	467	273
Accounts payable	(120)	3,607
Accrued expenses	(1,511)	586
Deferred rent obligations	155	(69)

Net cash flows provided by operating activities	2,680	13,214

Net cash flows used in investing activities – purchase of fixed and intangible assets	(1,827)	(1,245)

Cash flows from financing activities:
Borrowings – line of credit	125,259	117,027
Repayments – line of credit	(126,248)	(129,590)
Payment of capital lease obligations	(1)	(7)
Cash received from exercise of stock options and warrants	184	601

Net cash flows used in financing activities	(806)	(11,969)

Net increase in cash	47	—
Cash at beginning of period	446	196

Cash at end of period	$493	$196

Supplemental cash flow information:
Interest paid	$400	$550
Alternative minimum taxes paid	102	—

See accompanying notes to condensed consolidated financial statements.

FACTORY CARD & PARTY OUTLET CORP.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

(1)	Business and Basis of Presentation

As of August 4, 2007, Factory Card & Party Outlet Corp. and its subsidiary, Factory Card Outlet of America Ltd., operated 185 company-owned retail stores in 20 states, offering a wide selection of party supplies, greeting cards, gift wrap, balloons, everyday and seasonal merchandise and other special occasion merchandise.

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

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or estimated net realizable value utilizing the retail method. The Company has entered into agreements with certain vendors and at August 4, 2007 the Company’s purchase commitments are $3.5 million.

At August 4, 2007 and February 3, 2007, the Company had reserves of $1,579 and $1,383, respectively, for certain merchandise, which is to be discontinued from the ongoing inventory assortment, as well as inventory with excess quantities on hand, and certain seasonal inventory remaining from past holidays.

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

During the first quarter of fiscal 2007, the Company capitalized a non-compete agreement with a competitor. This agreement has a 10 year term, but will be amortized straight-line over 9.0 years, concurrent with the remaining lease term of our store located within the geographic scope of the non-compete agreement. It is recorded as the intangible asset on the accompanying condensed consolidated balance sheet. The gross carrying amount is $135 and the aggregate amortization for the three months and six months ended August 4, 2007 was $4 and $4, respectively.

Estimated future amortization expense:
For the year ended February 2, 2008	$7
For the year ended January 31, 2009	15
For the year ended January 30, 2010	15
For the year ended January 29, 2011	15
For the year ended January 28, 2012	15
Thereafter	64

Total Amortization	131

The Company evaluates long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The fair market value of assets is determined primarily by market prices of similar assets at the stores.

The Company evaluated its long-lived assets in the current fiscal quarter. Based on current and projected performance, the Company has recorded a fixed asset impairment of $132 for the three months ended August 4, 2007. It is the only impairment recorded in fiscal 2007. During the three months ended July 29, 2006, the Company recorded an impairment of $88 which was the only impairment recorded in fiscal 2006. The Company believes the carrying value of the assets is appropriate.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

The Company receives vendor allowances principally as a result of meeting defined purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and result in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. The Company’s accounting policies relating to cash received from vendors are consistent with the conclusions reached by Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Total consideration received from vendors was $1,583 and $1,164 for the three months ended August 4, 2007 and July 29, 2006, respectively. For the six months ended August 4, 2007 and July 29, 2006 total consideration received from vendors was $2,856 and $2,822, respectively. Advertising cooperative payments were $222 and $143 for the three months ended August 4, 2007 and July 29, 2006, respectively. For the six months ended August 4, 2007 and July, 29, 2006, advertising cooperative payments were $324 and $240, respectively.

Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are determined using tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assesses its deferred tax assets and establishes valuation allowances when it is determined that deferred tax assets are not likely to be realized. There are no valuation allowances on the Company’s deferred tax assets as of August 4, 2007 or February 3, 2007. The Company paid alternative minimum tax of $0 during the three months ended August 4, 2007 and $102 during the six months ended August 4, 2007 due to its estimate of fiscal 2006 taxable income.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on February 3, 2007. At the adoption date and as of August 4, 2007, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continuing operations, or net loss were required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are 2003 to 2005, which statutes expire in 2007 to 2009, respectively.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the six months ended August 4, 2007.

(3)	Line of Credit

The Company is party to a secured financing facility, dated April 8, 2002, with Wells Fargo Retail Finance, LLC (as amended, the “Loan Agreement”). At August 4, 2007, the Loan Agreement, which is a line of credit, provided $35,000 (including $10,000 for letters of credit) to fund working capital needs and for general corporate purposes. The maturity date on the Loan Agreement is October 31, 2008.

Borrowings under the facility are limited by a percentage of inventory levels. At August 4, 2007, the weighted average interest rate on the Company’s borrowings was 7.96%. Borrowings under the Loan Agreement are secured by substantially all of the Company’s assets. Certain restrictive covenants apply, including achievement of specified operating results and limitations on the incurrence of additional liens and indebtedness, capital expenditures, asset sales and payment of dividends.

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

The Company conducts all of its activities using leased premises. Stores and office leases generally provide that real estate taxes, insurance, common area maintenance, and operating expenses are the Company’s obligations. Certain store leases provide for contingent rentals based on sales in excess of specified minimums. Contingent rental expense was $20 and $17 for the three months ended at August 4, 2007 and July 29, 2006, respectively, and was $36 and $43 for the six months ended August 4, 2007 and July 29, 2006, respectively. Rent expense, excluding real estate taxes, insurance, common area maintenance, charged to operations under operating leases for the three months ended August 4, 2007 and July 29, 2006 was $7,023, and $7,384, respectively, and was $14,435 and $14,653 for the six months ended August 4, 2007 and July 29, 2006, respectively.

(5)	Stock Based Compensation

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

Stock Option Plans

Stock option activity for the six months ended August 4, 2007 is as follows:

Stock Option Award Summary:	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding – February 4, 2007	690,674	$6.43
Granted	40,000	11.52
Exercised	(25,523)	5.42
Forfeited	(1,300)	6.85

Outstanding – May 5, 2007	703,851	6.75

Granted	—	—
Exercised	(2,400)	5.94
Forfeited	(9,650)	11.07

Outstanding – August 4, 2007	691,801	6.70	5.8	$1,229

Exercisable – August 4, 2007	634,863	6.35	5.4	$1,229

Available for grant – August 4, 2007	152,753

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Stock-Based Compensation Valuation Assumptions:	Fiscal 2007 Grants	Fiscal 2006 Grants
Risk-free interest rate	4.69%	4.56%–4.99%
Expected dividend yield	0%	0%
Expected price volatility	47%	50%
Expected life of non-qualified stock options (years)	6.0	6.0
Weighted average grant date fair value	$5.93	$4.07

The Company recognized stock based compensation expense of $35 and $79 for the three months ended August 4, 2007 and July 29, 2006, respectively and $53 and $173 for the six months ended August 4, 2007 and July 29, 2006, respectively. This expense is included in selling, general and administrative expenses.

Total unrecognized compensation cost for stock options as of August 4, 2007 was $276. The aggregate intrinsic value of options outstanding at August 4, 2007 is $1,229 and the aggregate intrinsic value of exercisable options is $1,229. Proceeds received from the exercise of options for the three months ended August 4, 2007 and July 29, 2006 was $14 and $220, respectively. Proceeds received for the six months ended August 4, 2007 and July 29, 2006 was $153 and $430, respectively. The total intrinsic value of options exercised through August 4, 2007 was $154. Based on the Company’s election of the “with and without” approach, the realized tax benefit from stock options for both the six months ended August 4, 2007 and the six months ended July 29, 2006 was $0.

In April 2002, the Company authorized an aggregate of 10,000,000 shares of new Common Stock, par value $0.01 per share. A total of 3,382,917 common shares were outstanding at August 4, 2007.

Nonvested Stock

A summary of the nonvested stock activity during the six months ended August 4, 2007 is summarized in the table below:

Nonvested Awards Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at February 3, 2007	11,500	$7.92
Granted to employees	9,200	9.28
Vested, converted	(3,169)	7.64
Terminated or resigned	—	—

Outstanding – May 5, 2007	17,531	8.68

Granted to employees	—	—
Vested, converted	(3,333)	8.30
Terminated or resigned	—	—

Total outstanding, August 4, 2007	14,198	$8.77

Total nonvested pre-tax stock compensation expense for the three and six months ended August 4, 2007 was $17 and $45 and for the three and six months ended July 29, 2006 was $14 and $41, respectively. Total unrecognized compensation cost at August 4, 2007 for the Company’s nonvested stock is $109, which will be recognized over the weighted average period of the next 1.6 years.

In February 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain employees of the Company. A total of 5,700 shares were awarded which vest ratably over 3 years. Expense recognized for this plan for the three months and the six months ended August 4, 2007 was $4 and $8, respectively

In March 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to certain employees of the Company. A total of 1,000 shares were awarded which vest ratably over 3 years. Expense recognized for this plan for the three months and six months ended August 4, 2007 was $1 and $1, respectively.

In April 2007, the Board of Directors approved a nonvested share award under the 2003 Equity Incentive Plan to an officer of the Company. A total of 2,500 shares were awarded which vests ratably over 3 years. Expense recognized for this plan for the three months and the six months ended August 4, 2007 was $2 and $2, respectively.

Nonvested Performance-based Stock

On January 31, 2006, the Board of Directors approved a nonvested performance-based share award under the 2003 Equity Incentive Plan to the officer group of the Company. A total of 60,000 shares were awarded with a grant date fair value of $7.99. The performance condition for full or partial vesting will be satisfied if and only to the extent the Company achieves a predetermined return on invested capital for a rolling 12-consecutive-month period beginning after January 28, 2006 and ending on or before February 9, 2009. During the first three quarters of fiscal 2006, the ratable portion of the expense (straight-line over the performance term) was included in the results of operations, however based on management’s fourth quarter fiscal 2006 assessment of progress the return on invested capital goal, the cumulative expense was reversed, making the full year fiscal 2006 pre-tax expense for this award $0.

Pretax expense recognized for this award for the six months ended August 4, 2007 and July 29, 2006 was $0 and $80, respectively. Based on the guidance set forth in SFAS 123(R), the Company has excluded these performance-based shares from the dilutive earnings per share calculations. Total unrecognized compensation cost of nonvested performance-based stock at August 4, 2007 was $376, which will not be recognized over the next 1.5 years, unless the aforementioned performance conditions become available. Based on the present evaluation, the company cannot conclude that the targets as originally contemplated will be achieved.

A summary of the nonvested performance-based stock activity during the six months ended August 4, 2007 is summarized in the table below:

Nonvested Performance-Based Award Summary:	Shares	Weighted Average Grant-Date Fair Value
Outstanding at February 3, 2007	58,500	$7.99
Granted to employees	500	8.41
Vested, converted	—	—
Terminated or resigned	(12,000)	7.99

Outstanding at May 5, 2007	47,000	7.99

Granted to employees	—	—
Vested, converted	—	—
Terminated or resigned	—	—

Total outstanding, August 4, 2007	47,000	$7.99

Warrants

In April 2002, the Company issued four series of new Warrants, Series A through D, granting such holders the right to purchase an aggregate of 306,934 additional shares of the new Common Stock. The Warrants were issued to non-employees upon emergence from bankruptcy. The Series A Warrants expired on April 9, 2006. The Series B Warrants are exercisable at any time prior to April 9, 2008 at a price of $8.00 per share. The Series C Warrants are exercisable any time prior to April 9, 2010 at a price of $8.00 per share. The Series D Warrants are exercisable any time prior to April 9, 2010 at a price of $17.00 per share. At August 4, 2007, Warrants to purchase an aggregate of 204,164 shares common stock were outstanding. Cash proceeds received from the exercise of warrants for the three months ended August 4, 2007 and July 29, 2006 was $31 and $0, respectively. Proceeds received from the exercise of warrants for the six months ended August 4, 2007 and July 29, 2006 was $31 and $172, respectively.

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

The reconciliation of earnings per share - basic to earnings per share - diluted for the three and six months ended August 4, 2007 and July 29, 2006 are as follows (in thousands, except per share amounts):

	For the three months ended August 4, 2007	For the three months ended July 29, 2006	For the six months ended August 4, 2007	For the six months ended July 29, 2006
Net income	$2,346	$1,940	$1,686	$2,052
Earnings per share – basic	$0.71	$0.60	$0.51	$0.65
Earnings per share – diluted	$0.65	$0.57	$0.47	$0.61
Weighted average shares outstanding – basic	3,318,898	3,230,436	3,304,600	3,178,761
Dilutive effect of stock options, warrants and restricted stock	294,394	197,252	274,539	201,597

Weighted average shares outstanding - diluted	3,613,292	3,427,688	3,579,139	3,380,358

Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock are included in potentially dilutive common shares outstanding when the Company reports net income for a reporting period. However, if the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted loss per share.

Options and warrants to purchase 241,850 common shares at prices ranging from $11.08 to $22.40 per share were not considered in the calculation of diluted earnings per share for the three months ended August 4, 2007, because the strike price was greater than the average price per share during the period.

Options and warrants to purchase 242,250 common shares at prices ranging from $10.53 to $22.40 per share were not considered in the calculation of diluted earnings per share for the six months ended August 4, 2007 because the strike price was greater than the average market price per share during the period.

Options and warrants to purchase 403,802 common shares at prices ranging from $8.30 to $22.40 per share were not considered in the calculation of diluted earnings per share for the three months ended July 29, 2006 because the strike price was greater than the average market price per share during the period.

Options and warrants to purchase 398,802 common shares at a price ranging from $8.00 to $22.40 per share were not considered in the calculation of diluted earnings per share for the six months ended July 29, 2006 because the strike price was greater than the average market price per share during the period.

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

The Company is from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that the Company is not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Based on its best estimate of probable loss, a $325 reserve is recorded in accrued expenses as of August 4, 2007.

As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any other material existing or threatening litigation to which we are or may be a party.

(8)	Reclassifications

Certain items in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

(9)	Subsequent Event

On September 17, 2007, a subsidiary of AAH Holdings Corporation (AAH) and Factory Card & Party Outlet Corp. signed a definitive merger agreement pursuant to which AAH will acquire Factory Card & Party Outlet in an all-cash transaction valued at approximately $72 million, including payments with respect to outstanding stock options and warrants and the assumption of debt and net of cash acquired. The transaction has been approved by the Board of Directors of both companies.

Under the terms of the merger agreement, a subsidiary of AAH will commence a tender offer for all outstanding shares of Factory Card & Party Outlet Corp. stock at a price of $16.50 per share in cash within ten business days. Shares not purchased pursuant to the tender offer, other than dissenting shares, will be acquired in a subsequent merger at a price of $16.50 per share in cash, without interest, as soon as practicable after completion of the tender offer.

Completion of the tender offer is subject to certain conditions, including the acquisition by the AAH subsidiary of a majority of Factory Card & Party Outlet’s common shares on a fully-diluted basis and other customary conditions. The tender offer is not subject to a financing contingency. The Board of Directors of Factory Card & Party Outlet Corp. has recommended that its stockholders accept the offer.

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

Our fiscal years end on the 52 or 53 weeks, as applicable, ending the Saturday nearest to January 31st. Fiscal 2007 is the 52-week period February 4, 2007 through February 2, 2008. Fiscal 2006 is the 53-week period January 29, 2006 to February 3, 2007. The following table summarizes store opening and closing activity during the first half of fiscal 2007.

	For the six months ending
	August 4, 2007	July 29, 2006
Beginning of period	187	188
Openings	—	6
Closings	(2)	(2)

End of period	185	192

Greeting Card Agreement

On February 5, 2005, we entered into a definitive agreement with the Premier Greetings division of Paramount Cards Inc. to be our primary supplier of everyday and seasonal greeting cards. In late July 2006, Paramount decided to close its operations and a receiver was appointed for Paramount’s assets. On August 29, 2006, the Ontario Superior Court of Justice in Bankruptcy and Insolvency approved the sale by Paramount of substantially all of its assets and property to Hallmark Cards Incorporated. During the third quarter of fiscal 2006, we negotiated with Hallmark to procure greeting cards at favorable costs. These purchases have positively impacted our greeting card margins during the first half of fiscal 2007. We anticipate the sell-through of this product will continue to positively impact our greeting card gross margin rate for the remainder of the fiscal year and into fiscal 2008. We are currently in discussions with several greeting card vendors with respect to a formal long-term supply agreement.

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

Merchandise Inventories

We state merchandise inventories at the lower of average cost or estimated net realizable value utilizing the retail method. We perform periodic evaluations of the net realizable value of merchandise, including merchandise which is to be discontinued from our ongoing inventory assortment as well as inventory with excess quantities on hand and certain seasonal inventory remaining from past holidays. Based upon these evaluations, a provision for the excess of inventory cost over the net realizable value is recorded as a reduction to the net inventory balance. At August 4, 2007 and February 3, 2007, we had reserves of $1,579 and $1,383, respectively.

Cooperative Advertising, Markdown Reimbursement and Placement Fees

We receive vendor allowances principally as a result of meeting defined purchase levels or promoting vendor’s products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase price and resulting in a reduction of cost of sales as the merchandise is sold. Those received for promoting vendors’ products are offset against specific advertising expense relating to the promotion and result in a reduction of selling, general and administrative expenses. Markdown allowances reduce cost of goods sold in the period the related markdown is taken. Placement allowances are offset against specific, incremental expenses incurred in getting the product ready for sale. Our accounting policies relating to cash received from vendors are consistent with the conclusions reached by EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” which was issued in September 2002. Total consideration received from vendors was $1,583 and $1,164 for the three months ended August 4, 2007 and July 29, 2006, respectively. For the six months ended August 4, 2007 and July 29, 2006 total consideration received from vendors was $2,856 and $2,822, respectively. Advertising cooperative payments were $222 and $143 for the three months ended August 4, 2007 and July 29, 2006, respectively. For the six months ended August 4, 2007 and July 29, 2006, advertising cooperative payments were $324 and $240, respectively.

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

During the first quarter of fiscal 2007, we acquired a non-compete agreement from a competitor. This agreement has a 10 year term, but will be amortized straight-line over 9.0 years concurrent with the lease term of our store located with the geographic scope of the non-compete agreement. The non-compete agreement is recorded as an intangible asset on the accompanying condensed consolidated balance sheet. The gross carrying amount is $135 and the aggregate amortization for the three and six months ended August 4, 2007 was $4 and $4, respectively.

Estimated future amortization expense:
For the year ended February 2, 2008	$7
For the year ended January 31, 2009	15
For the year ended January 30, 2010	15
For the year ended January 29, 2011	15
For the year ended January 28, 2012	15
Thereafter	64

Total Amortization	131

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

We have evaluated our long-lived assets in the current fiscal year. Based on current and projected performance we have recorded a fixed asset impairment of $132 for the three months ended August 4, 2007. It is the only impairment recorded in fiscal 2007. During the three months ended July 29, 2006, we recorded an impairment of $88 which was the only impairment recorded in fiscal 2006. We believe the carrying value of the assets is appropriate.

Results of Operations

The following table sets forth, for the periods indicated selected statements of operations data expressed as a percentage of net sales and the number of stores open at the end of each period. The following table is included solely for use in comparative analysis of results of operations and to complement management’s discussion and analysis.

	Three months ended August 4, 2007	Three months ended July 29, 2006	Six months ended August 4, 2007	Six months ended July 29, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	61.4	62.0	62.8

Gross profit	39.7	38.6	38.0	37.2
Selling, general and administrative expenses	31.9	32.4	34.0	32.8
Depreciation expense	1.2	1.2	1.3	1.3
Interest expense	0.2	0.2	0.3	0.4

Income before income taxes	6.4	4.8	2.4	2.7
Income taxes	2.7	1.9	1.0	1.1

Net income	3.7%	2.9%	1.4%	1.6%

Number of stores open at end of period	185	192	185	192

Three Months Ended August 4, 2007 and July 29, 2006

Net Sales. Net sales decreased $3,522 or 5.3% to $62,821 for the three months ended August 4, 2007 (“second quarter of fiscal 2007”) from $66,343 for the three months ended July 29, 2006 (“second quarter of fiscal 2006”). While comparable store sales were flat for the quarter at 0.0%, the decrease in sales can be primarily attributed to store count since on both a total and weighted average basis, we operated seven fewer stores during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. During the second quarter of 2007, sales on a comparable store basis trended positive in our seasonal, party, balloon and candy categories, while we experienced declines in the card, gift wrap and gift categories. Comparable store sales are defined as sales from those stores open for at least one full year.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit decreased $668 or 2.6%, to $24,950 for the second quarter of fiscal 2007 from $25,618 for the second quarter of fiscal 2006. As a percent of sales, gross profit was 39.7% for the second quarter of fiscal 2007 compared to 38.6% for the second quarter of fiscal 2006. The 110 basis point improvement can be attributed to better merchandise margins resulting from favorable mark-up on merchandise available for sale. Distribution costs of the second quarter fiscal 2007 were essentially flat when compared to the second quarter of fiscal 2006, which reflected increased shipments on a per store basis consistent with our strategy to reduce merchandise receipts directly from our vendors. Store occupancy costs decreased $261 or 3.0% for the second fiscal quarter of 2007 based on fewer stores being operated than in the second quarter of fiscal 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses decreased $1,427 or 6.7% to $20,040 for the second quarter of fiscal 2007 from $21,467 for the second quarter of fiscal 2006. Major contributors to the decrease are the following:

•

Store related expenses, decreased $522 or 3.9%. Store payroll decreased both as a function of store count as well as due to our continued efforts in managing store expenses. Additionally, we realized savings in our general store expenses as we scrutinized spending on our repairs and maintenance and store supplies. These savings were somewhat offset as we remodeled four stores in the second quarter of fiscal 2007 and none in the second quarter of fiscal 2006.

•

Net advertising expense decreased approximately $425 or 15.5% due primarily to the shift in our advertising spend for the Mother’s Day holiday falling into our first fiscal quarter of 2007, compared to these costs hitting in the second quarter of fiscal 2006. We continue to utilize our customer database and rely more on direct mail advertisements than circulars to maintain and attract new customers.

•

Other corporate expenses decreased approximately $480 or 8.9%. The decrease in the second quarter of fiscal 2007 is primarily the result of reduced payroll-related costs, including reduced stock compensation expenses, as well as a $75 reduction in our estimated settlement of a pending legal matter.

As a percentage of net sales selling, general and administrative expenses were 31.9% in the second quarter of fiscal 2007 compared to 32.4% in the second quarter of fiscal 2006.

Depreciation expense. Depreciation expense was $773 in the second quarter of fiscal 2007 compared to $798 in the second quarter of fiscal 2006. The decrease can be attributed to the decreased store count and the aging of our store-based assets.

Interest Expense. Interest expense was $130 in the second quarter of fiscal 2007 compared to $165 in the second quarter of fiscal 2006. The decrease resulted from significantly lower average borrowing levels, which were somewhat offset by higher interest rates.

Income Taxes. Income tax expense was $1,661 in the second quarter of fiscal 2007 compared to income tax expense of $1,248 in the second quarter of fiscal 2006. The increase is a function of higher income in the second quarter of fiscal 2007 compared to second quarter of fiscal 2006. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes, with the exception of alternative minimum taxes.

Six months Ended August 4, 2007 and July 29, 2006

Net Sales. Net sales decreased $3,310 or 2.7% to $120,005 for the six months ended August 4, 2007 (“first half of fiscal 2007”) from $123,315 for the six months ended July 29, 2006 (“first half of fiscal 2006”). The decrease can be attributed to a decrease in store count combined with a decrease in comparable store sales of 0.5%. During the first half of fiscal 2007 on a weighted average basis we operated 186 stores compared to 190 during the first half of fiscal 2006. We experienced comparable store sales improvement in our party, seasonal, balloon and candy categories, but had declines in our card, gift wrap and gifts categories. Comparable store sales are defined as sales from those stores open for at least one full year.

Gross Profit. Cost of sales includes merchandise, distribution and store occupancy costs. Gross profit decreased $324 or 0.7%, to $45,568 for the first half of fiscal 2007 from $45,892 for the first half of fiscal 2006. As a percent of sales, gross profit was 38.0% in the first half of fiscal 2007 compared to 37.2% in the first half of fiscal 2006. This 80 basis point improvement can be attributed to better merchandise margins resulting from favorable mark-up on merchandise available for sale. For the first half of fiscal 2007, freight and distribution costs increased $426 due both to an increase in per store shipments from our distribution center and the rising fuel costs. Occupancy costs were flat for the first half of fiscal 2007 when compared to the first half of fiscal 2006. This was a function of reduced store count offset by rent escalations in our remaining store base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll, advertising and other store operating and corporate administrative expenses. Selling, general and administrative expenses increased $370 or 0.9% to $40,827 for the first half of fiscal 2007 from $40,457 for the first half of fiscal 2006. Major contributors to the increase are the following:

•

Store related expenses, decreased $281 or 1.1%. Decreased store count and continued monitoring led to a 2.8% decrease in store payroll during the first half of fiscal 2007 compared to the first half of fiscal 2006. Additionally, we experienced some savings as we have not opened any new stores during the first half of fiscal 2007, though we did remodel ten stores compared to the five new stores opened and zero remodeled during the first half of fiscal 2006. These savings were somewhat offset as general store expenses increased due primarily to banking charges, as more customers buy on credit, and costs to rollout our Wide Area Network.

•

Net advertising expense increased approximately $417 or 9.2% due primarily to the increased costs of our direct mail program as we distribute a greater number of mailings using this method versus prior years when we relied more heavily on circulars. Additionally during the first half of fiscal 2007, eCommerce marketing costs have increased as we continue to build our factorycard.com offering and strive to communicate our program via the internet.

•

Other corporate expenses increased approximately $234 or 2.2% mostly due to the first quarter 2007 senior management reorganization costs, as well as an increase of consulting and professional fees expenses incurred during the first half of fiscal 2007. These items were somewhat offset by savings attributed to decreased payroll-related expenses.

As a percentage of net sales selling, general and administrative expenses were 34.0% in the first half of fiscal 2007 compared to 32.8% in the first half of fiscal 2006.

Depreciation expense. Depreciation expense was $1,532 in the first half of fiscal 2007 compared to $1,579 in the first half of fiscal 2006. The decrease can be attributed to the decreased store count and the aging of our store-based assets.

Interest Expense. Interest expense was $333 in the first of fiscal 2007 compared to $465 in the first half of fiscal 2006. The decrease resulted from significantly lower average borrowing levels, which were somewhat offset by higher interest rates.

Income Taxes. Income tax expense was $1,190 in the first half of fiscal 2007 compared to income tax expense of

$1,339 in the first half of fiscal 2006. The decrease is a function of lower income in the second half of fiscal 2007. Until the benefits of our net operating loss carry forwards are fully utilized, we do not expect to pay federal income taxes, with the exception of alternative minimum taxes.

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

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal 2007	Fiscal 2006
	Six months ended August 4, 2007	Six months ended July 29, 2006
Cash flows provided by operating activities	$2,680	$13,214

Cash flows used in investing activities	$(1,827)	$(1,245)

Cash flows used in financing activities	$(806)	$(11,969)

At August 4, 2007, our working capital was $21,505 compared to $15,310 at July 29, 2006. Net cash provided by operating activities for the six months ended August 4, 2007 was $2,680 compared to $13,214 of net cash provided by operating activities for the six months ended July 29, 2006. The decrease in cash flows from operating activities for the six months ended August 4, 2007 is attributed to the purchasing of inventory, and payments made against our accounts payable and accrued expenses, as well as the lower level of income earned in the first half of fiscal 2007 as compared to fiscal 2006.

Net cash used in investing activities for the six months ended August 4, 2007 and the six months ended July 29, 2006 was $1,827 and $1,245, respectively. During the first six months of fiscal 2007, net cash used in investing activities included $656 for existing stores, $630 for leasehold improvements and computer and warehouse equipment at our corporate headquarters, $406 for store remodeling, and $135 relating to a non-compete agreement executed during the first quarter of fiscal 2007. By comparison, during the first half of fiscal 2006 we utilized $689 on new store openings, $366 on equipment for the warehouse and distribution center, and $190 on existing stores and computer equipment.

Net cash used in financing activities for the six months ended August 4, 2007 was $806 compared to $11,969 during the six months ended July 29, 2006. Fluctuations are attributable mostly to the level of borrowings and repayments. Additionally, we received cash from the exercise of stock options and warrants of $184 in the first half of fiscal 2007 compared to $601 in the first half of fiscal 2006.

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

As of August 4, 2007, we had $7,742 in borrowings outstanding under the Loan Agreement and had utilized approximately $3,716 to issue letters of credit. As of September 6, 2007, we had $9,013 in borrowings outstanding under the Loan Agreement, utilized approximately $3,248 to issue letters of credit and had $14,400 available for future cash borrowings.

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

To facilitate an understanding of our contractual obligations, the following data is provided which summarizes future payments:

Contractual Obligations	Payments due by Period (dollar amounts in millions)
	Total	Less Than One Year	1-3 Years	3-5 Years	More than 5 Years
Debt & Capital Leases (*) (including current portion)	$7.7	$7.7	$—	$—	$—
Operating Leases(**)	143.4	28.6	46.9	32.3	35.6
Inventory Purchase Commitments (including open purchase orders)	16.1	13.5	2.6	—	—

Total	$167.2	$49.8	$49.5	$32.3	$35.6

(*)	Interest payments are excluded from total.
(**)	Payments to the landlord covering taxes, maintenance, other common area maintenance items and contingent rental amounts for stores are excluded from total. Amounts expensed for these items during the three months ended August 4, 2007 and July 29, 2006 was $2.2 million and $2.2 million, respectively. The amounts expensed for the six months ended August 4, 2007 and July 29, 2006 totaled $4.4 million and $4.4 million, respectively

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

We are subject to market risks from changes in interest rates. As of August 4, 2007, the interest rate on the Company’s revolving credit facilities, which represents a significant portion of the Company’s outstanding debt, is variable based upon the prime and LIBOR rates. We believe our interest rate risk is minimal as a hypothetical 1.0% increase to the average interest rate under the credit facilities applied to the average outstanding balance during the six months ended August 4, 2007 and the six months ended July 29, 2006 would not have had a material impact on our financial position or results of operations.

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

During the quarter ended August 4, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time named in charges filed with the Equal Employment Opportunity Commission (“EEOC”) and other federal and state governmental entities governing employees and the workplace. In one of those matters, the EEOC issued a determination on February 28, 2006 that there is reasonable cause to believe that certain employees were subject to verbal harassment in violation of applicable laws. A determination that we are not in compliance with the rules and regulations of these governmental entities could result in the award of damages and/or equitable remedies. Although the outcome cannot be predicted with certainty, a $325 reserve remains as part of accrued expenses as of August 4, 2007.

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

On July 18, 2007, we held our Annual Meeting of Stockholders. There were a total of 3,379,895 votes entitled to be cast as the meeting. Of this total, 2,223,087, or approximately 65.8% of the total number of voters eligible to be cast were represented either in person or by proxy. At the meeting, the stockholders elected the Board of Directors. Set forth below are (i) the names of the persons elected to serve on our Board of Directors until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees:

Directors	Votes For Number	% of Total	Withheld Number	% of Total
Mone Anathan	2,112,019	62.5%	111,068	3.3%
Ben Evans	1,912,045	56.6%	311,042	9.2%
Richard E. George	1,912,061	56.6%	311,026	9.2%
Peter M. Holmes	1,912,061	56.6%	311,026	9.2%
Martin G. Mand	1,912,045	56.6%	311,042	9.2%
Patrick O’Brien	1,912,061	56.6%	311,026	9.2%
Gary W. Rada	1,655,098	49.0%	567,989	16.8%
Robert S. Sandler	1,912,045	56.6%	311,042	9.2%

The stockholders also ratified the appointment of McGladrey & Pullen LLP as the independent auditors for the current fiscal year ending February 2, 2008.

	Votes For Number	% of Total	Votes Against Total	% of Total	Votes Abstained Total	% of Total
Ratification of appointment of McGladrey & Pullen as our independent auditor.	2,201,487	65.1%	16,162	0.5%	5,438	0.2%

Item 5.	Other Information

Subsequent Event

On September 17, 2007, a subsidiary of AAH Holdings Corporation and Factory Card & Party Outlet Corp. signed a definitive merger agreement pursuant to which AAH will acquire Factory Card & Party Outlet in an all-cash transaction valued at approximately $72 million, including payments with respect to outstanding stock options and warrants and the assumption of debt and net of cash acquired. The transaction has been approved by the Board of Directors of both companies.

Under the terms of the merger agreement, a subsidiary of AAH will commence a tender offer for all outstanding shares of Factory Card & Party Outlet Corp. stock at a price of $16.50 per share in cash within ten business days. Shares not purchased pursuant to the tender offer, other than dissenting shares, will be acquired in a subsequent merger at a price of $16.50 per share in cash, without interest, as soon as practicable after completion of the tender offer.

Completion of the tender offer is subject to certain conditions, including the acquisition by the AAH subsidiary of a majority of Factory Card & Party Outlet’s common shares on a fully-diluted basis and other customary conditions. The tender offer is not subject to a financing contingency. The Board of Directors of Factory Card & Party Outlet Corp. has recommended that its stockholders accept the offer.

Item 6.	Exhibits

2.1(1)	Debtor’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 5, 2002.

3.1(2)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp.

3.2(4)	Amended Bylaws of Factory Card & Party Outlet Corp.

3.3(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated July 17, 2003.

3.4(7)	Amendment to and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated April 6, 2004.

3.5(12)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated February 6, 2006.

3.6(15)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated May 2, 2006.

3.7(16)	Amended and Restated Certificate of Incorporation of Factory Card & Party Outlet Corp, dated June 9, 2006.

3.6(17)	Material modification to the rights of the stockholders of Factory Card & Party Outlet Corp, dated June 28, 2006.

4.1(2)	Warrant Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp. and Wells Fargo Bank Minnesota, N.A.

4.2(2)	Form of New Management Warrant, dated April 9, 2002.

4.3(2)	Schedule of New Management Warrants (pursuant to Instruction 2 of Item 601).

4.4(2)	Trade Conversion Note of Factory Card & Party Outlet Corp. and Factory Card Outlet of America Ltd., dated April 9, 2002, for the benefit of CSS Industries, Inc.

4.5(2)	Schedule of Trade Conversion Notes (pursuant to Instruction 2 of Item 601).

4.6(2)	Trade Conversion Agreement, dated as of April 9, 2002, among Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd., Amscan, Inc., Creative Expressions Group, Inc., Images and Editions Limited, Unique Industries, Inc., CSS Industries, Inc., P.S. Greetings, Inc., and Maryland Plastics, Inc.

10.1(2)	Loan and Security Agreement dated as of April 9, 2002, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.2(7)	First Amendment dated April 9, 2004, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.3(2)	Security Agreement, dated April 9, 2002, among Factory Card & Party Outlet Corp. and Factory Card Outlet of America, Ltd., in favor of William Kaye, as Collateral Trustee.

10.4(2)	Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.5(2)	Trade Vendor Supply Agreement, dated April 9, 2002, between Factory Card & Party Outlet Corp., Factory Card Outlet of America, Ltd. and Maryland Plastics.

10.6(2)	Schedule of Trade Vendor Supply Agreements (pursuant to Instruction 2 of Item 601).

10.7(2)*	Employment Agreement, dated as of April 9, 2002, between Factory Card Outlet of America, Ltd. and James D. Constantine.

10.8(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.9(5)*	Employment Agreement, dated as of December 23, 2004, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.10(3)*	Factory Card & Party Outlet Corp. 2002 Non-Employee Directors Stock Option Plan.

10.11(3)*	First Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Incentive Plan.

10.12(3)*	Second Amendment to the Factory Card & Party Outlet Corp. 2002 Stock Option Plan.

10.13(4)*	Factory Card & Party Outlet Corp. 2003 Equity Incentive Plan.

10.14(11)	Factory Card & Party Outlet Corp. Form of Stock Option Agreement – 2002 Stock Option Plan.

10.15(6)**	Primary Supply and Consignment Agreement dated February 5, 2005 between Factory Card Outlet of America, Ltd and Paramount Cards, Inc.

10.16(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement – 2002 Non-Employee Directors Stock Option Plan.

10.17(11)*	Factory Card & Party Outlet Corp., Form of Stock Option Agreement - Equity Incentive Plan.

10.18(11)*	Factory Card & Party Outlet Corp., Form of Restricted Stock Agreement - Equity Incentive Plan.

10.19(11)*	Factory Card & Party Outlet Corp., Summary of Incentive Bonus Agreements.

10.20(11)*	Factory Card & Party Outlet Corp., Summary of Non-employee Director Compensation.

10.21(11)*	Factory Card & Party Outlet Corp., Summary of Arrangements with Certain Executives.

10.22(8)	Second Amendment dated October 7, 2005, to the Loan and Security Agreement, among Factory Card Outlet of America, Ltd., as borrower, the lenders thereto as Well Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent.

10.23(9)*	Waiver and Release of James D. Constantine, CFO, dated as of December 2, 2005.

10.24(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Timothy F. Gower.

10.25(10)*	Amended Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Gary W. Rada.

10.26(10)*	Employment Agreement, dated as of December 9, 2005, between Factory Card Outlet of America, Ltd. and Jarett A. Misch.

10.27(10)*	Amended and Restated Executive Severance Plan, dated as of December 9, 2005.

10.28(11)*	Factory Card & Party Outlet, 2006 Management Incentive Plan.

10.29(12)	Primary Supply and Consignment Agreement dated January 26, 2006 between Factory Card & Party Outlet Corp. and Amscan Holdings, Inc.

10.30(14)	Agreement by and among Cramer Rosenthal McGlynn, LLC, a Delaware limited liability company (“CRM LLC”) and Cramer Rosenthal McGlynn, Inc., a New York corporation (“CRM Inc.” and together with CRM LLC, “CRM”), on the one hand, and Factory Card & Party Outlet Corp. on the other dated April 18, 2006.

10.31(15)	Industrial Building Lease dated October 28, 1996 between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.32(15)	Lease Amendment dated as of January 31, 1998 by and between CenterPoint Realty Services Corporation and Factory Card Outlet of America Ltd.

10.33(15)	Second Lease Amendment dated as of November 30, 2006 by and between CJF1 LLC and Factory Card Outlet of America Ltd.

10.34(16)	Separation Agreement of Jarett A. Misch, Vice President / Controller / Chief Accounting Officer, dated as of February 16, 2007.

10.35(19)	Employment Agreement dated as of December 24, 2004, and Amendment to Employment Agreement dated as of December 9, 2005 between Factory Card Outlet of America, Ltd. and Michael Perri.

16.1(17)	Letter on change in certifying accountant, dated as of October 23, 2006.

21	Subsidiaries of the Company.

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification of Periodic Report under Section 906 of Sarbanes-Oxley Act of 2002.

Notes

*	Management contracts or compensatory plans or arrangements.
**	The Company has submitted, to the Securities and Exchange Commission (the “Commission”), a request for confidential treatment for portions of this document. The redacted material has been filed separately with the Commission.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 25, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 23, 2002.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed on May 2, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 23, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 7, 2005.
(7)	Incorporated by reference to the Company’s Current Report on Form 10-K as filed on April 21, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 17, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 2, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 9, 2005.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed on June 14, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 19, 2006.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 28, 2006.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on December 7, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 20, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on October 26, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on February 16, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORY CARD & PARTY OUTLET CORP.

Dated: September 17, 2007	By:	/s/ Gary W. Rada
Gary W. Rada
President and Chief Executive Officer

Dated: September 17, 2007	By:	/s/ Timothy J. Benson
Timothy J. Benson
Vice President, Treasurer and Chief Financial Officer [Principal Accounting Officer]